Form 10QSB
period 2007-01-31
Search By Headlines.com Inc.
filed 2007-03-19
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-139209

SEARCH BY HEADLINES.COM.CORP
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5520 14B Avenue, Delta, BC V4M 2G6
(Address of principal executive offices)

(778)386-3528
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of March 9, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Search By Headlines.Com. Corp. without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2007, and its results of operations and its cash flows for the three month period ended January 31, 2007 and for the period from inception (May 17, 2005) to January 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2/A filed on December 22, 2006.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007

 (Stated in US Dollars)

 (Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
January 31, 2007 and July 31, 2006
(Stated in US Dollars)
(Unaudited)

	January 31,	July 31,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$39,026	$60,923
Interest receivable	439	610

Total current assets	39,465	61,533

Website – Notes 3 and 4	4,624	1,970

	$44,089	$63,503

LIABILITIES

Current
Accounts payable – Note 4	$12,997	$9,316

STOCKHOLDERS’ EQUITY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	5,022	6,487
Deficit accumulated during the development stage	(37,030)	(15,400)

Total stockholders’ equity	31,092	54,187

	$44,089	$63,503

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and six months ended January 31, 2007 and 2006 and for the period May 17, 2005 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005(Date of
	Three months ended		Six months ended		Inception) to
	January 31,		January 31,		January 31,
	2007	2006	2007	2006	2007

Expenses
Amortization	$560	$-	$1,121	$-	$2,106
General and administrative – Note 4	13,194	954	21,389	4,407	36,508

Loss from operations	(13,754)	(954)	(22,510)	(4,407)	(38,614)

Interest income	559	-	880	-	1,584

Loss before other	(13,195)	(954)	(21,630)	(4,407)	(37,030)

Other:
Foreign currency translation adjustment	1,873	(4)	(1,465)	3,932	5,022

Net comprehensive income (loss) for the period	$(11,322)	$(958)	$(23,095)	$(475)	$(32,008)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total
Capital stock issued for cash:

August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100

Foreign currency translation adjustment	-	-	-	6,487	-	6,487

Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187

Foreign currency translation adjustment	-	-	-	(1,465)	-	(1,465)

Net loss for the period	-	-	-	-	(21,630)	(21,630)

Balance, January 31, 2007	9,010,000	$9,010	$54,090	$5,022	$(37,030)	$31,090

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the six months ended January 31, 2007 and 2006 and
for the period May 17, 2005 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Six months ended		Inception) to
	January 31,		January 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(21,630)	$(4,407)	$(37,030)
Amortization expense	1,121	-	2,106
Changes in operating working capital items:
Interest receivable	171	-	(439)
Subscriptions receivable	-	(1,067)	-
Accounts payable	3,681	1,500	12,997

	(16,657)	(3,974)	(22,366)

Investing Activity
Website development	(3,775)	(2,561)	(6,730)

Financing Activity
Issuance of common stock for cash	-	63,100	63,100

Effect of foreign exchange on cash	(1,465)	3,953	5,022

Increase (decrease) in cash during the period	(21,897)	60,518	39,026

Cash and cash equivalents, beginning of the period	60,923	-	-

Cash and cash equivalents, end of the period	$39,026	$60,518	$39,026

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2006 annual financial statements.

Note 2	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. The Company provides a specialized internet search engine that features news in a format that allows users to search or submit news by headline.

The Company’s fiscal year end is July 31.

Note 3	Website

		January 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,730	$2,106	$4,624

		July 31, 2006
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$2,955	$985	$1,970

Note 4	Related Party Transactions

During the six months ended January 31, 2007, the Company incurred website development costs charged by a director of the Company totalling $1,888 (January 31, 2006: $Nil) and incurred consulting fees charged by a company controlled by a director of the Company totalling $10,399 (2006: $Nil).

As at January 31, 2007, directors of the Company own 3,000,000 common shares.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

          This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

          In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

          As used in this quarterly report, the terms "we", "us", "our" and "Search By Headlines" mean Search By Headlines.Com. Corp.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

          We were incorporated on May 17, 2005, in the State of Nevada. Following incorporation, we commenced the business of marketing our website and accessories throughout our target markets of North America.

Current Business

          SearchbyHeadlines.com features news in a format that users search or submit news by headline. News is broken down by headline under industry sectors, then once again by: Public Company News, Private Company News or Association and Non-Profit News. The site offers free news submission service for public relations and investor relations representatives as well as upgraded services. Upgraded users can submit news releases with up to three different headlines that rotate every four hours.

          The three rotating headlines expose the news to visitors every four hours. The results give companies and organizations valuable search feedback and data that can be implemented in to an overall online marketing strategy.

          Search by Headlines allows users to search by keywords or headlines for the most relevant targeted news results. News is broken down by headlines and industry sector so users don't waste time searching news that isn't relevant to their topic. Search by Headline, Industry Sector and choose from: Public Company News, Private Company News or Association and Non-Profit News!

          Search by Headlines focuses its content and search on headlines based on internet usage feedback and data, which suggests that by placing the right headline in a news release, companies can optimize visibility for a more specific, targeted audience. As internet users are exposed to increasing content and content formats, readers tend to read and scan headlines for keywords and phrases, followed by the first paragraph.

          The Company has become a recognized news source for Google news , so when news is posted on the site by online registered users, it is redistributed by Google news within 1-3 hours. The site is currently building and adding distribution partners.

          Google has over 4500 news sources updated continuously. Google News editors may choose a site of their own accord or they may evaluate and choose to accept a site upon request by a particular company. In our case, we requested Google to list us as one of their news sources. Google evaluated our website and chose to list it as a Google news source after we made a few adjustments to our website to meet Google’s criteria and standards. To become a news source for Google, there is no direct cost but we did incur some expenses to make the required changes to our website. For example we adjusted our page naming system and modified our service to ensure that the news would be continuously updated. Google may remove news sources from its index by its own choice or on popular request, which would most likely be the case concerning content that is harmful or unacceptable to the public at large.

Marketing

          We have submitted the site to multiple search engine directories, search directories online and have submitted and posted news releases describing the companies services on online destinations. Currently, searching www.Google.com results in the company’s services being found referred to on multiple sites.

          We have become a recognized news source for Google news, so when news is posted on the site by online registered users, it is redistributed by Google news within one to three hours. The site is currently building and adding distribution partners.

          We have built a customer prospect database of potentially 2000 public relations firms that may potentially use our news distribution services. We plan to contact many of these prospective clients or target our advertising to the type of prospective client that we find are in the website. None of these public relations firm have yet become our customers.

We may attend or sponsor industry trade shows for Search Engine Optimization related businesses and or Internet Marketing Trade Shows

          Until we obtain further funding our president, Mr Loeppky, will carry out our on marketing efforts. In the future, we may consider hiring a marketing contractor or employee, if it is in the best interests of out company.

Technology

     We provide two major services to our clients:

1)

A news resources and provider, allowing users to search through our headlines and organize their search results. With our built- in search software, we accurately index news as it is submitted to our site.

2)

A news submission service that allows users to submit their news and categorize it in the appropriate group. To help keep our search results accurate, the user can also enter keywords relevant to their news. The unique feature to the news submission service is the rotating headline feature, allowing users to submit their news with up to three different headlines. Our software changes those headlines every four hours. To help syndicate our users news, we offer news feeds separated into our major categories.

          The system consists of a Web Server, SQL Database, ASPX web pages, HTML web pages with client side scripting language, and web browsers. The system handles two types of requests from the user: 1) single page requests; and 2) multiple listing requests. Each piece of news may contain up to three headlines which are in a four hour rotation.

Suppliers

          We host our website and email on servers which are owned and operated by Web Strike Solutions . On June 1, 2006, we paid approximately $161 to In Vancouver Web Services for web hosting services which includes 0.5 gigabytes of bandwith and 100 megabytes of storage. Additionally, we paid In-Vancouver Web Services approximately $27 for domain linking of our website, www.searchbyheadlines.com. The web hosting services are prepaid for one year and we are not required to pay any additional web hosting fees until June 1, 2007. There are numerous hosting companies all over North America that could meet our hosting needs. In the event that In-Vancouver Web Services ceases operations or discontinues its business relationship with us, we will be able to resume services with another hosting company on substantially similar terms as currently exist between our company and In-Vancouver Web Services without significant disruption to our business.

Competition

          There are many companies offering free online news submission and search services. For example, Prweb (www.Prweb.com), 24-7 Press Release (www.24-7pressrelease.com) and Topix (www.Topix.net). While these companies do offer such features as free and upgraded news services, they do not allow users to search and submit news by headlines. We also have unique features including multiple rotating headlines. Some of our competitors, such as Prweb, do not offer the search capability offered by us. Topix does not offer online news submission for online users. Other unique features of Search By Headlines include the ability to search news by category of stock news, private company news, association or non profit news and by industry, and news can be submitted by three different, rotating headlines.

          We believe that we can compete in this industry because we believe that our unique features, our proposed marketing plan and our advertising options will enable us to attract sufficient users and advertisers.

Growth Strategy

          We plan on increasing our revenues by increasing our product offerings and our marketing efforts for each product. We plan to diversify and offer new services for news distribution including the audio headline services, unique to the press release industry . The company also plans to build its news distribution partners, adding value to the current services. The company will grow its online content from the “free news submission “ services, which will increase the revenue from the Google Adsense model. The company can also grow by partnering with other online content sites and providing suitable news sources .

Employees

          Our company is currently operated by Joe Loeppky as our President, Secretary and Treasurer . We periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring employees in the near future.

Intellectual Property

          The company has filed a Trade Mark for “Search By Healdines.com” with the U.S. Patent and Trade Mark Office. We filed the Trade Mark on February 7, 2006.

Plan of Operation

          The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

          Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the period July 31, 2006 to January 31, 2007.

During the three and six months ended January 31, 2007, covered by our unaudited financial statements, we did not generate any revenues. Our operating expenses for the three and six months ended January 31, 2007 were $13,754 and $22,510, respectively, as compared to $954 and $4,407 for the three and six months ended January 31, 2006. General and administrative costs were $13,194 and $21,389 for the three and six months ended January 31, 2007, respectively. Amortization expenses were $560 and $1,121, respectively, for the three and six months ended January 31, 2007, which we expect to remain constant over the next twelve month period. We recorded interest income of $559 and $880, respectively, for the three and six months ended January 31, 2007.

Our net loss for the three and six months ended January 31, 2007 was $11,322 and $23,095, respectively, or $0.00 per share, as compared to a net loss of $958 and net loss of $475, respectively, or $0.00 per share, for the three and six months ended January 31, 2006.

Liquidity and Capital Resources

          Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue in the year ended July 31, 2007.

          Management projects that we may require $50,000 to $75,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$10,000-$15,000

General and Administrative	$35,000-$40,000

Legal and Accounting	$35,000-$40,000

Website development costs	$20,000-$30,000

Working capital on hand	$(50,000)-$(50,000)

Total	$50,000-$75,000

Operating Activities

          Operating activities used cash of $16,657 for the six month period ended January 31, 2007. The cash used during the period was largely the result of our net loss for the period.

Investing Activities

          Investing activities used cash of $3,775 for the six month period ended January 31, 2007, as a result of the website development.

Financing Activities

          Financing activities provided cash of $Nil for the six month period ended January 31, 2007.

Future Operations

          Our primary objectives for the next twelve month period include the further development of our website and expansion of our marketplace. We intend on expanding our market-share by:

1.	Marketing our company’s news submission fees and multiple advertising packages; and,

2.	Adding additional distribution partners.

Revenue Processing

          Sales may be processed either by cheque or through PayPal. PayPal is computer software that facilitates electronic payments over the internet in exchange for a transaction fee. The transaction fees we pay to PayPal are 3.5% of the sales amount. We plan to establish a policy on additional charges to customers for using PayPal or discounts for paying by cheque or wire to cover these costs.

          Our “User Agreement” with PayPal is a contract between our company and PayPal and relates to our use of the PayPal payment service and the services provided to us by PayPal. Sales through PayPal are transferred periodically to our operating bank account.

Marketing

          The following is our marketing plan for the next twelve month period, which is expected to cost approximately $10,000 to $15,000. The costs will not be passed on to our customers:

1.	Website development to incorporate new and unique tools to benefit all aspects of our growing business.

2.

The company has built a customer prospect database of potentially 2000 public relations firms that may potentially use our news distribution services. We plan to contact many of these prospective clients or target our advertising to the type of prospective client that we find are in the website. None of these public relations firms have yet become our customers.

3.	The company may attend or sponsor industry trade shows for Search Engine Optimization related businesses and or Internet Marketing Trade Shows

General and Administration

          General and administration costs include administration costs, office, and miscellaneous expenses. Management estimates that, over the next twelve months, these costs will be between $2,900 per month to $3,300 per month based on previous costs and possible expansion of our administration over the next twelve month period. Our company is currently operated by Joe Loeppky as our President, Secretary and Treasurer. We anticipate that we will periodically hire independent contractors to execute our marketing, sales, and business development functions. In the next twelve month period, we plan to hire independent contractors to assist in business development with an emphasis on marketing. We may choose to compensate such persons with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

Other Expenses

          We also incur expenses unrelated to the sales operations including legal expenses. We expect our ongoing legal expenses to be approximately $2,000 per month.

          In management’s opinion, we need to achieve the following events or milestones in the next twelve month period in order for us to continue to develop our business:

1.

We must continue to develop new customers. New customers have been generated by cold-calls, email lists, web- site hits on our website www.searchbyheadlines.com and most importantly, by referrals from current customers;

and,

2.	We must increase the orders made by our existing customers. This will be accomplished by customer satisfaction with the performance and pricing of the existing packages.

Purchase or Sale of Equipment

          We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations, on which we plan to spend approximately $2,500.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our company's principal executive officer, principal financial officer and principal operating officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal operating officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended January 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In August, 2005, we issued 3,000,000 common shares to Joe Loeppky, Jason Hanson and Peter Hornstein at an offering price of $0.001 per share for gross offering proceeds of $3,000 in an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Mr. Leoppky, Mr. Hanson and Mr. Hornstein are directors of our company and subscribed for 1,000,000 shares each. None of the three subscribers were U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

          In September 2005, we issued 6,010,000 common shares to 28 subscribers at an offering price of $0.01 per share for gross offering proceeds of $60,100 in an off-share transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were US persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

RISK FACTORS

          An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We have had no revenues from operations and if we are not able to obtain further financing or generate significant revenues from operations we may be forced to scale back or cease operations or our business operations may fail.

          To date we have not generated any income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to our six month period ended January 31, 2007, we generated no revenues. As at January 31, 2007, we had cash of $39,026 and working capital of $26,468. We estimate that we will require approximately $100,000 to $125,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

We have only commenced our business operations in May, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

          We have a limited operating history. Our operating activities since our incorporation on May 17, 2005 consisted primarily of developing our website, followed by structuring of our marketing efforts and company systems. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the internet news industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which may result in the loss of some or all of your investment in our common stock.

The fact that we have not generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

          We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at January 31, 2007, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and January 31, 2007, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

          We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product selection and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

          Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and January 31, 2007 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in developing and marketing our website;

2.	we incur delays and additional expenses as a result of technology failure;

3.	we are unable to create a substantial market for our website; or

4.	we incur any significant unanticipated expenses.

          The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of such operations.

          We will depend almost exclusively on outside capital to pay for the continued development and marketing of our products. Such outside capital may include the sale of additional stock, shareholder advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Two of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

          Two of our directors and officers are involved in other business activities. Joe Loeppky, our President, Secretary, Treasurer and director spends approximately 30 hours per month, or 15%, of his business time on the management of our company and Peter Hornstein, director, spends approximately 15 hours per month, or 7%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Loeppky and Mr. Hornstein may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of other business interests.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

          All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our internet domain name, our efforts to increase public recognition of our brand may be impaired.

          We currently hold the internet domain names “SEARCH BY HEADLINES.com” and “SEARCH BY HEADLINES.ca”. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in Canada and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to our domain names, and infringing upon or otherwise decreasing the value of any future trademarks or other proprietary rights that we may develop. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

If our operations are disrupted by technological or other problems, we may lose audience members and not be able to generate revenues from the sale of advertising on our website.

The establishment and maintenance of our website services business will be essential to the success of the business.

          Our systems could be overwhelmed or could fail for any number of reasons. We currently promote our products through the internet, and rely on the use of email to send distributors and wholesalers information regarding our products. We may not be able to expand our on-line marketing efforts, and may suffer obstacles in marketing on-line should the following circumstances occur:

1.	a power or telecommunications failure;

2.	human error; or

3.	a fire, flood or other natural disaster.

          Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

          The computer servers which house our incoming email and our website are provided through Webstrike Solutions, a non-related, Dallas based company. If the systems of this company slow down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation and cause customers to choose other lighting product suppliers. We currently do not have any property and business interruption insurance to compensate us for any losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to sell our products through our website, and/or promote via email and, as a result, you may lose some or all of your investment in our common stock.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

          Our officers and directors, in the aggregate, beneficially own 33.3% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

          We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

          We are authorized to issue up to 100,000,000 common shares, of which 9,010,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

          We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

          In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 27 for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 6. Exhibits.

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed December 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed December 8, 2006)

(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM.CORP

By: /s/ Joe Loeppky
Joe Loeppky President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Controller)
March 16, 2007