Form 10QSB/A
period 2007-01-31
Search By Headlines.com Inc.
filed 2007-04-04
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,010,000 common shares issued and outstanding as of March 9, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]	No [	]

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

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

January 31, 2007 and July 31, 2006

(Stated in US Dollars)

(Unaudited)

	January 31,	July 31,
	2007	2006
ASSETS

Current
Cash and cash equivalents	$ 39,026	$ 60,923
Interest receivable	439	610

Total current assets	39,465	61,533

Website – Notes 3 and 4	4,624	1,970

	$ 44,089	$ 63,503

LIABILITIES

Current
Accounts payable – Note 4	$ 12,997	$ 9,316

STOCKHOLDERS’ EQUITY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	5,022	6,487
Deficit accumulated during the development stage	(37,030)	(15,400)

Total stockholders’ equity	31,092	54,187

	$ 44,089	$ 63,503

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

for the three and six months ended January 31, 2007 and 2006 and for the period May 17, 2005 (Date of Inception) to January 31, 2007

(Stated in US Dollars)

(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Six months ended		Inception) to
	January 31,		January 31,		January 31,
	2007	2006	2007	2006	2007

Expenses
Amortization	$ 560	$ -	$ 1,121	$ -	$ 2,106
General and administrative – Note 4	13,194	954	21,389	4,407	36,508

Loss from operations	(13,754)	(954)	(22,510)	(4,407)	(38,614)

Interest income	559	-	880	-	1,584

Loss before other	(13,195)	(954)	(21,630)	(4,407)	(37,030)

Other:
Foreign currency translation adjustment	1,873	(4)	(1,465)	3,932	5,022

Net comprehensive income (loss) for the period	$ 11,322)	$ (958)	$ (23,095)	$ (475)	$ (32,008)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period May 17, 2005 (Date of Inception) to January 31, 2007

(Stated in US Dollars)

(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$ 3,000	$ -	$ -	$ -	$ 3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100

Foreign currency translation adjustment	-	-	-	6,487	-	6,487

Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187

Foreign currency translation adjustment	-	-	-	(1,465)	-	(1,465)

Net loss for the period	-	-	-	-	(21,630)	(21,630)

Balance, January 31, 2007	9,010,000	$ 9,010	$ 54,090	$ 5,022	$ (37,030)	$ 31,090

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

for the six months ended January 31, 2007 and 2006 and

for the period May 17, 2005 (Date of Inception) to January 31, 2007

(Stated in US Dollars)

(Unaudited)

			May 17
			2005 (Date of
	Six months ended		Inception) to
	January 31,		January 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (21,630)	$ (4,407)	$ (37,030)
Amortization expense	1,121	-	2,106
Changes in operating working capital items:
Interest receivable	171	-	(439)
Subscriptions receivable	-	(1,067)	-
Accounts payable	3,681	1,500	12,997

	(16,657)	(3,974)	(22,366)

Investing Activity
Website development	(3,775)	(2,561)	(6,730)

Financing Activity
Issuance of common stock for cash	-	63,100	63,100

Effect of foreign exchange on cash	(1,465)	3,953	5,022

Increase (decrease) in cash during the period	(21,897)	60,518	39,026

Cash and cash equivalents, beginning of the period	60,923	-	-

Cash and cash equivalents, end of the period	$ 39,026	$ 60,518	$ 39,026

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

The Company’s fiscal year end is July 31.

Note 3	Website

January 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$ 6,730	$ 2,106	$ 4,624

July 31, 2006
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$ 2,955	$ 985	$ 1,970

Note 4	Related Party Transactions

During the six months ended January 31, 2007, the Company incurred website development costs charged by a director of the Company totalling $1,888 (January 31, 2006: $Nil) and incurred consulting fees charged by a company controlled by a director of the Company totalling $10,399 (2006: $Nil).

As at January 31, 2007, directors of the Company own 3,000,000 common shares.

SEE ACCOMPANYING NOTES

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

In management’s opinion, we need to achieve the following events or milestones in the next twelve month period in order for us to continue to develop our business:

1.

We must continue to develop new customers. New customers have been generated by cold-calls, email lists, web-site hits on our website www.searchbyheadlines.com and most importantly, by referrals from current customers;

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

We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at January 31, 2007, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and January 31, 2007, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. .

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

Item 6.  Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed December 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed December 8, 2006)

(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

April 4, 2007

CW1143075.1