Form 10QSB
period 2007-04-30
Search By Headlines.com Inc.
filed 2007-06-14
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of June 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Search By Headlines.Com. Corp. without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2007, and its results of operations and its cash flows for the three month period ended April 30, 2007 and for the period from inception (May 17, 2005) to April 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2/A filed on December 22, 2006.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2007

(Stated in US Dollars)

(Unaudited)

4

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
April 30, 2007 and July 31, 2006
(Stated in US Dollars)
(Unaudited)

	April 30,	July 31,
ASSETS	2007	2006

Current
Cash and cash equivalents	$35,040	$60,923
Interest receivable	-	610

Total current assets	35,040	61,533

Website – Notes 3 and 4	4,059	1,970

	$39,099	$63,503

LIABILITIES

Current
Accounts payable	$16,220	$9,316

STOCKHOLDERS’ EQUITY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	6,039	6,487
Deficit accumulated during the development stage	(46,260)	(15,400)

Total stockholders’ equity	22,879	54,187

	$39,099	$63,503

SEE ACCOMPANYING NOTES

5

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and nine months ended April 30, 2007 and 2006 and for the period May 17, 2005 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005(Date of
	Three months ended		Nine months ended		Inception) to
	April 30,		April 30,		April 30,
	2007	2006	2007	2006	2007
Expenses
Amortization	$565	$-	$1,686	$-	$2,671
General and administrative – Note 4	8,665	323	30,054	,730	45,173
Loss from operations	(9,230)	(323)	(31,740)	(4,730)	(47,844)
Interest income	-	-	880	-	1,584
Loss before other	(9,230)	(323)	(30,860)	(4,730)	(46,260)
Other:
Foreign currency translation adjustment	1,017	3,581	(448)	7,513	6,039
Net comprehensive income (loss) for the period	$(8,213)	$3,258	$(31,308)	$2,783	$(40,221)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

6

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total
Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)
Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	(448)	-	(448)
Net loss for the period	-	-	-	-	(30,860)	(30,860)
Balance, April 30, 2007	9,010,000	$9,010	$54,090	$6,039	$(46,260)	$22,879

SEE ACCOMPANYING NOTES

7

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended April 30, 2007 and 2006 and
for the period May 17, 2005 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

			May 17
			2005(Date of
	Nine months ended		Inception) to
	April 30,		April 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(30,860)	$(4,730)	$(46,260)
Amortization expense	1,686	-	2,671
Changes in operating working capital items:
Interest receivable	610	(617)	-
Subscriptions receivable	-	(1,128)	-
Accounts payable	6,904	1,586	16,220

	(21,660)	(4,889)	(27,369)

Investing Activity
Website development	(3,775)	(2,955)	(6,730)

Financing Activity
Issuance of common stock for cash	-	63,100	63,100

Effect of foreign exchange on cash	(448)	7,513	6,039

Increase (decrease) in cash during the period	(25,883)	62,769	35,040

Cash and cash equivalents, beginning of the period	60,923	-	-

Cash and cash equivalents, end of the period	$35,040	$62,769	$35,040

SEE ACCOMPANYING NOTES

8

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2007
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

          The Company’s fiscal year end is July 31.

Note 3	Website

		April 30, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,730	$2,671	$4,059

		July 31, 2006
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$2,955	$985	$1,970

Note 4	Related Party Transactions

          During the nine months ended April 30, 2007, the Company incurred website development costs charged by a director of the Company totalling $1,888 (April 30, 2006: $Nil) and incurred consulting fees charged by a company controlled by a director of the Company totalling $10,399 (2006: $Nil).

          As at April 30, 2007, directors of the Company own 3,000,000 common shares.

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

Growth Strategy

       We plan on increasing our revenues by increasing our product offerings and our marketing efforts for each product. We plan to diversify and offer new services for news distribution including the audio headline services, unique to the press release industry . We also plan to build our news distribution partners, adding value to the current services. We will grow our online content from the “free news submission “ services, which will increase the revenue from the Google Adsense model. We can also grow by partnering with other online content sites and providing suitable news sources .

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

Results of Operations for the three month period ended April 30, 2007

       During the three month period ended April 30, 2007, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended April 30, 2007 were $9,230 compared to a loss of $323 for the three month period ended April 30, 2006. The increase was largely due to an increase in general and administrative expenses and an increase in amortization expense.

       General and administrative costs were $8,665 for the three months ended April 30, 2007, compared to $323 for the three months ended April 30, 2006. The increase was again due to an increase in office rent and administration and legal fees.

       Amortization expenses were $565 for the three months ended April 30, 2007, compared to $nil for the three months ended April 30, 2006. The increase was due to amortizing website costs ..We expect our amortization expense to remain constant over the next twelve month period.

       We did not record any interest income for the three month periods ended April 30, 2007 or April 30, 2006.

       Our net comprehensive loss for the three months ended April 30, 2007 was $8,213, or $0.00 per share, as compared to a net comprehensive gain of $3,258, or $0.00 per share, for the three months ended April 30, 2006. The increase in the comprehensive loss was due to an increase in general and administrative expenses and amortization expense which was offset by a foreign currency translation gain of $1,017.

Results of Operations for the nine month period ended April 30, 2007

       During the nine months ended April 30, 2007, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the nine months ended April 30, 2007 were $31,740, as compared to $4,730 for the nine month period ended April 30, 2006. The increase was due to an increase in general and administrative expenses and an increase in amortization expense.

       General and administrative costs were $30,054 for the nine months ended April 30, 2007 compared to $1,686 for the nine months ended April 30,2006. Amortization expenses were $1,686 for the nine months ended April 30, 2007 but $nil for the nine months ended April 30, 2006. The increase in amortization expenses was due to amortizing the website costs. We expect our amortization expenses to remain constant over the next twelve month period.

       We recorded interest income of $0.00 and $880, respectively, for the three and nine months ended April 30, 2007. The increase was due to interest paid by the bank on cash.

       Our net comprehensive loss for the nine months ended April 30, 2007 was $31,308, or $0.00 per share, as compared to a net income of $2,783, or $0.00 per share, for the nine months ended April 30, 2006.

Liquidity and Capital Resources

       Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

       Management projects that we may require $50,000 to $75,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing	$10,000-$15,000
General and Administrative	$35,000-$40,000
Legal and Accounting	$35,000-$40,000
Website development costs	$20,000-$30,000
Total	$50,000-$75,000

Operating Activities

       Operating activities used cash of $21,660 for the nine month period ended April 30, 2007. The cash used during the period was largely the result of our net loss for the period.

Investing Activities

       Investing activities used cash of $3,775 for the nine month period ended April 30, 2007, as a result of our website development.

Financing Activities

       Financing activities provided cash of $Nil for the nine month period ended April 30, 2007.

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

Item 3. Controls and Procedures.

       As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our company's principal executive officer, principal financial officer and principal operating officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

       During our most recently completed fiscal quarter ended April 30, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

       To date we have not generated any income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to our six month period ended April 30, 2007, we generated no revenues. As at April 30, 2007, we had working capital of $18,820. We estimate that we will require approximately $50,000 to $75,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

       We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at April 30, 2007, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and April 30, 2007, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

       Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and April 30, 2007 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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
June 13, 2007