Form 10KSB
period 2007-07-31
Search By Headlines.com Inc.
filed 2007-11-06
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52381

SEARCH BY HEADLINES.COM CORP
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5520 14B Avenue, Delta, British Columbia, Canada V4M 2G6
(Address of principal executive offices)

778.386.3528
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

- ii -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year ended July 31, 2007 is $Nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

6,010,000 common shares @ $0.01 (1) = $60,100

(1) Represents the price at which we last issued shares. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

9,010,000 common shares issued and outstanding as of October 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Search By Headlines" mean Search By Headlines.com Corp. unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on May 17, 2005. Following incorporation, we commenced the business of marketing our website and accessories throughout our target markets of North America.

Our principal executive offices are located at 5520 - 14B Avenue, Delta, British Columbia, Canada, V4M 2G6. Our telephone number is 778.386.3528. We do not have any subsidiaries.

Our Current Business

Our website, SearchbyHeadlines.com features news in a format that users search or submit news by headline. News is broken down by headline under industry sectors, then once again by: Public Company News, Private Company News or Association and Non-Profit News. The site offers free news submission service for public relations and investor relations representatives as well as upgraded services. Upgraded users can submit news releases with up to three different headlines that rotate every four hours.

The three rotating headlines expose the news to visitors every four hours. The results give companies and organizations valuable search feedback and data that can be implemented into an overall online marketing strategy.

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

Our company has become a recognized news source for Google news, so when news is posted on the site by online registered users, it is redistributed by Google news within 1-3 hours. The site is currently building and adding distribution partners.

Google has over 4500 news sources updated continuously. Google News editors may choose a site of their own accord or they may evaluate and choose to accept a site upon request by a particular company. In our case, we requested Google to list us as one of their news sources. Google evaluated our website and chose to list it as a Google news source after we made a few adjustments to our website to meet Google’s criteria and standards. To become a news source for Google, there is no direct cost but we did incur some expenses to make the required changes to our website. For example, we adjusted our page naming system and modified our service to ensure that the news would be continuously updated. Google may remove news sources from its index by its own choice or on popular request, which would most likely be the case concerning content that is harmful or unacceptable to the public at large.

Current and Anticipated Sources of Revenue

The current primary sources of revenue are upgrade fees for news submission, payable online via payPal: $30 per news release for upgrade of releases to include three rotating headlines.

We have established a Google Adsense account, which generates monthly revenues by advertisements placed strategically on the site. Google generates monthly reports for “click throughs” on the advertisements placed on searchbyheadlines.com. As site traffic increases, the “click throughs” increase, generating increased revenue. It's a way for website publishers to provide Google web and site search to their visitors, and to earn money by displaying Google advertisements on the search results pages.

We currently offer traditional online advertising in the form of banner, text and link advertisements. We offer multiple advertising packages to suit the various advertising needs of different companies.

Our advertising option called “News Release Rotation Advertisements” costs $300 per month. We rotate the clients’ advertisements through our various news releases.

Our advertising option called “Side Bar Advertisements” costs $500 per month. We place the clients’ advertisements in the static side bar of our key pages.

Our advertising option called “Home Page Advertisements” costs $700 per month. We place the clients’ advertisements on our home page. The home page is usually the most valued and highest visited page of any website.

Our future revenue models may include audio headline news services, with a podcast section, where news release headlines would be read and recorded in an audio format for a fee and posted on the site.

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

We may attend or sponsor industry trade shows for Search Engine Optimization related businesses and or Internet Marketing Trade Shows.

Until we obtain further funding our president, Joe Loeppky, will carry out our on marketing efforts. In the future, we may consider hiring a marketing contractor or employee, if it is in the best interests of our company.

Technology

We provide two major services to our clients:

1)

A news resources and provider, allowing users to search through our headlines and organize their search results. With our built-in search software, we accurately index news as it is submitted to our site.

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

Suppliers

We host our website and email on servers which are owned and operated by Web Strike Solutions. The web hosting services are prepaid for one year and we are not required to pay any additional web hosting fees until June 25, 2008. There are numerous hosting companies all over North America that could meet our hosting needs. In the event that Web Strike Solutions ceases operations or discontinues its business relationship with us, we will be able to resume services with another hosting company on substantially similar terms as currently exist between our company and In-Vancouver Web Services without significant disruption to our business.

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

Growth Strategy

We plan on increasing our revenues by increasing our product offerings and our marketing efforts for each product. We plan to diversify and offer new services for news distribution including the audio headline services, unique to the press release industry. We also plan to build our news distribution partners, adding value to the current services. We will grow our online content from the “free news submission” services, which will increase the revenue from the Google Adsense model. Our company can also grow by partnering with other online content sites and providing suitable news sources .

Employees

Our company is currently operated by Joe Loeppky as our president, secretary and treasurer. We periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring employees in the near future.

Intellectual Property

On September 25, 2007, our company was granted a Trade Mark for “Search By Headlines.com” with the U.S. Patent and Trade Mark Office.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to our Business

We have had no revenues from operations and if we are not able to obtain further financing or generate significant revenues from operations we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated any income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to our year ended July 31, 2007, we generated no revenues. As at July 31, 2007, we had working capital of $13,940. We estimate that we will require approximately $50,000 to $75,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at July 31, 2007, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and July 31, 2007, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and July 31, 2007 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Two of our directors and officers are involved in other business activities. Joe Loeppky, our president, secretary, freasurer and director spends approximately 30 hours per month, or 15%, of his business time on the management of our company and Peter Hornstein, director, spends approximately 15 hours per month, or 7%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Loeppky and Mr. Hornstein may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of other business interests.

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

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote our products through the internet, and rely on the use of email to send distributors and wholesalers information regarding our products. We may not be able to expand our on-line marketing efforts, and may suffer obstacles in marketing online should the following circumstances occur:

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

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 2.	Description of Property.

Our executive and head office is located at 5520 14B Avenue, Delta, British Columbia, Canada V4M 2G6. The office is provided to us at no cost by Joe Loeppky, the president, secretary, treasurer and a director of our company.

This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to rent the premises without costs so long as the space requirements of our company do not require a larger facility.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “SBHL” However, the first trade has not yet occurred.

On October 15, 2007, the shareholders’ list for our common stock showed 31 registered stockholders and 9,010,000 shares issued and outstanding.

We have no other classes of securities.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

In August, 2005, we issued 3,000,000 common shares to Joe Loeppky, Jason Hanson and Peter Hornstein at an offering price of $0.001 per share for gross offering proceeds of $3,000 in an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Mr. Loeppky, Mr. Hanson and Mr. Hornstein are directors of our company and subscribed for 1,000,000 shares each. None of the three subscribers were U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

In September, 2005, we issued 6,010,000 common shares to 28 subscribers at an offering price of $0.01 per share for gross offering proceeds of $60,100 in an off-share transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were US persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year ended July 31, 2007 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 4 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Results of Operations for the period year ended July 31, 2007.

During the year ended July 31, 2007, covered by our audited financial statements, we did not generate any revenues. Our operating expenses for the year ended July 31, 2007, were $39,694, compared to $16,104 for the year ended July 31, 2006. General and administrative costs were $36,423, compared to $15,119 for the year ended July 31, 2006. We expect this number to decrease to approximately $30,000 over the next twelve month period which management expects will be adequate to support our business operations. Amortization expense was $3,271, which we expect to remain constant over the next twelve month period. We recorded interest income of $906 during the year ended July 31, 2007, compared to $704 for the year ended July 31, 2006.

We had a foreign exchange gain of $2,000 as the Canadian dollar increased in value against the United States dollar during the year. We cannot determine with any certainty whether this will re-occur in the next twelve month period.

We reported a net loss of $36,788 for the year ended July 31, 2007, compared to $8,913 for the year ended July 31, 2006.

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

Operating Activities

Operating activities used cash of $24,837 for the year ended July 31, 2007. The cash used during the period was largely the result of our net loss for the period.

Investing Activities

Investing activities used cash of $3,775 for the year ended July 31, 2007, as a result of our website development.

Financing Activities

Financing activities provided cash of $Nil for the year ended July 31, 2007.

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

2.

Our company has built a customer prospect database of potentially 2000 public relations firms that may potentially use our news distribution services. We plan to contact many of these prospective clients or target our advertising to the type of prospective client that we find are in the website. None of these public relations firms have yet become our customers.

3.	Our company may attend or sponsor industry trade shows for Search Engine Optimization related businesses and or Internet Marketing Trade Shows.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended July 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through July 31, 2007 have incurred losses of $43,914 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Foreign Currency Translation

The financial statements of our company are stated in United States dollars although we earn substantially all of our revenues in Canadian currency. The financial statements of our company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rate. The translation of all currencies into United States dollars is included solely for your convenience. Such translation should not be construed as a representation that our foreign currencies can be converted into United States dollars at that rate or any other rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

Revenue Recognition

Our company recognizes revenue when delivery has occurred or services have been rendered and collect-ability is reasonably assured.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

Report of Madsen & Associates, CPA’s, Inc.

Balance Sheets as at July 31, 2007 and 2006

Statement of Operations for the years ended July 31, 2007 and 2006 and for the period May 17, 2005 (Date of Incorporation) to July 31, 2007

Statement of Stockholders’ Equity for the period May 17, 2005 (Date of Incorporation) to July 31, 2007

Statement of Cash Flows for the years ended July 31, 2007 and 2006 and for the period May 17, 2005 (Date of Incorporation) to July 31, 2007

Notes to Financial Statements

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2007

(Stated in US Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Search by Headlines.com Corp.
(A Development Stage Company)
Vancouver, BC, Canada

We have audited the accompanying balance sheet of Search by Headlines.com Corp. as of July 31, 2007 and the statements of operations, stockholders' equity and cash flows for the years ended July 31, 2007 and 2006 and the period May 17, 2005 (Date of Inception) to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Search by Headlines.com Corp. as of July 31, 2007 and the results of operations and cash flows for the years ended July 31, 2007 and 2006 and the period May 17, 2005 (Date of Inception) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
September 25, 2007	/s/ Madsen & Associates, CPA’s Inc.

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
July 31, 2007 and 2006
(Stated in US Dollars)

ASSETS	2007	2006

Current
Cash and cash equivalents	$34,311	$60,923
Interest receivable	-	610

Total current assets	34,311	61,533

Website – Note 3	3,459	1,970

	$37,770	$63,503

LIABILITIES

Current
Accounts payable	$20,371	$9,316

STOCKHOLDERS’ EQUITY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	8,487	6,487
Deficit accumulated during the development stage	(54,188)	(15,400)

Total stockholders’ equity	17,399	54,187

	$37,770	$63,503

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
for the years ended July 31, 2007 and 2006 and
for the period May 17, 2005 (Date of Inception) to July 31, 2007
(Stated in US Dollars)

			May 17,
			2005 (Date of
	Years ended		Inception) to
	July 31,		July 31,
	2007	2006	2007
Revenue	$-	$-	$-
Expenses
Amortization	3,271	985	4,256
General and administrative	36,423	15,119	51,542
	39,694	16,104	55,798
Loss from operations	(39,694)	(16,104)	(55,798)
Interest income	906	704	1,610
Loss before other	(38,788)	(15,400)	(54,188)
Other:
Foreign currency translation adjustment	2,000	6,487	8,487
Net comprehensive loss for the period	$(36,788)	$(8,913)	$(45,701)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to July 31, 2007
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total
Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)
Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)
Balance, July 31, 2007	9,010,000	$9,010	$54,090	$8,487	$(54,188)	$17,399

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the years ended July 31, 2007 and 2006 and
for the periods May 17, 2005 (Date of Inception) to July 31, 2007
(Stated in US Dollars)

			May 17,
			2005 (Date of
	Years ended		Inception) to
	July 31,		July 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(38,788)	$(15,400)	$(54,188)
Amortization expense	2,286	985	3,271
Changes in operating working capital items:
Interest receivable	610	(610)	-
Accounts payable	11,055	9,316	20,371

	(24,837)	(5,709)	(30,546)

Investing Activity
Website development	(3,775)	(2,955)	(6,730)

Financing Activities
Issuance of common stock for cash	-	63,100	63,100

Effect of foreign exchange on cash	2,000	6,487	8,487

Increase (decrease) in cash during the period	(26,612)	60,923	34,311

Cash, at beginning of the period	60,923	-	-

Cash and cash equivalents, end of the period	$34,311	$60,923	$34,311

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)

Note 1	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. The Company provides a specialized internet search engine that features news in a format that allows users to search or submit news by headline.

The Company’s fiscal year end is July 31.

Note 2	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“FAS”) No. 7.

Financial Instruments

The carrying amounts of financial instruments consisting of cash, interest receivable and accounts payable are considered by management to be their estimated fair values due to their short term maturities. The Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid treasury bulls readily convertible to cash within 90 days.

Website Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” After technological feasibility is established, direct costs incurred during the application stage of development are capitalized and amortized over the estimated over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating the website are expensed as incurred.

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

Income Taxes

Income taxes are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined by applying currently enacted tax rates to temporary differences and loss carry forwards. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased where the effects of options, warrants or other common stock equivalents are dilutive.

At July 31, 2007 and 2006, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Foreign Exchange

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the FAS No. 52 “Foreign Currency Translation.”

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in Stockholder’s Equity, if applicable.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Note 3	Website

	July 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,730	$3,271	$3,459

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) – Page 3

Note 3	Website – (cont’d)

	July 31, 2006
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$2,955	$985	$1,970

Note 4	Capital Stock – Note 6

During the year ended July 31, 2005, the Company issued 3,000,000 and 6,010,000 common shares at $0.001 and $0.01 per share respectively for cash proceeds totalling $63,100 in a private placement.

Note 5	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2007	2006

Deferred tax assets
Non-capital loss carry-forward	$8,130	$2,312
Valuation allowance for deferred tax asset	(8,130)	(2,312)

	$-	$-

The amount taking into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At July 31, 2007, the Company has accumulated non-capital losses totalling $54,188, which are available to reduce taxable income in future taxation years. These losses expire commencing 2026.

Note 6	Related Party Transactions

During the year ended July 31, 2007, the Company incurred website development costs charged by a director of the Company totalling $1,888 (July 31, 2006: $2,955) and incurred consulting fees charged by a company controlled by a director of the Company totalling $10,399 (2006: $Nil).

As at July 31, 2007, directors of the Company own 3,000,000 common shares.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon the results of that evaluation, our company’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s directors and officers, are responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of July 31, 2007, our company’s sole director and officer conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no changes to our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at October 26, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Joe Loeppky	President, Secretary, Treasurer and Director	29	May 17, 2005
Jason Hanson	Director	31	May 17, 2005
Peter Hornstein	Director	50	May 17, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Joe Loeppky

Mr. Loeppky has been working as a web developer and graphic designer for the last eight years. His company, Profiled Designs, has designed and developed Search By Headlines.com. As one of the directors of Search By Headlines.com, he is continuing to help the company grow and provides customer service and technical support to the users of the site as well as developing the marketing and advertising programs. Mr. Loeppky has completed a Microsoft Server and Network managing course and currently provides technical support for multiple companies. He has no prior experience as a director or officer of a public company.

Jason Hanson

Mr. Hanson has worked for Newalta Corporation for five years and is responsible for the purchasing and the inventory programs. Mr. Hanson brings fundamental technical knowledge to our company as well as an understanding of the business aspects associated with the industry. He has no prior experience as a director or officer of a public company.

Peter Hornstein

Mr. Hornstein has extensive experience in sales, marketing and consulting in point-of-sale and inventory monitoring systems in the food and beverage industry. He is currently president of 88888 Developments Inc., a private company started in 1995, which is developing state of the art inventory management systems. Prior to forming 88888 Development Inc., Mr. Hornstein was president of Pan-Tech Systems Inc., a private company, from 1988 to 1994. Pan-Tech developed and serviced inventory monitoring systems for some of the larger restaurant chains in British Columbia. He has no prior experience as a director or officer of a public company.

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee.

Promoters

The promoters of our company are our president, secretary, treasurer and director Joe Loeppky and our director Jason Hanson.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joe Loeppky	1(1)	1(1)	1
Jason Hanson	1(1)	1(1)	1
Peter Hornstein	1(1)	1(1)	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Item 10.	Executive Compensation.

The following table summarizes the compensation of our executive officers during the two years ended July 31, 2007 and 2006. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Joe Loeppky President, Secretary and Treasurer(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$1,888 $2,955	$1,888 $2,955

(1)	Joe Loeppky was appointed as our president, secretary and treasurer on May 17, 2005.

Employment/Consulting Agreements

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended July 31, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2007.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended July 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at October 26, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joe Loeppky 5520 14B Avenue Delta, BC Canada V4M 2G6	1,000,000	11.1%
Jason Hanson 308-210 West 16th Street North Vancouver, BC Canada V7M 1T6	1,000,000	11.1%
Peter Hornstein 1647 Summerhill Ct Surrey, BC Canada V4A 8S5	1,000,000	11.1%
Directors and Officers as a group (3 individuals)	3,000,000	33.3%

(1)

Based on 9,010,000 shares of common stock issued and outstanding as of October 26, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

We paid Joe Loeppky, our president, secretary, treasurer and director, $1,888 in consulting fees for website development during the year ended July 31, 2007.

We incurred consulting fees charged by a company controlled by a director of our company totalling $10,399.

In August, 2005, we issued 3,000,000 shares to the directors of our company at an offering price of $0.001 per share for gross offering proceeds of $3,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Jason Hanson, Peter Hornstein and Joe Loeppky acquired 1,000,000 shares each.

The promoters of our company are our president, secretary, treasurer and director, Joe Loeppky, and our director Jason Hanson.

Item 13.	Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2, filed on December 8, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)
10.1	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)
10.2	Agreement with Web Strike (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky.
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM.CORP

By: /s/ Joe Loeppky
Joe Loeppky President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Controller)
Dated: November 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joe Loeppky
Joe Loeppky President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Controller)
Dated: November 6, 2007

By: /s/ Jason Hanson
Jason Hanson, Director
Dated: November 6, 2007

By: /s/ Peter Hornstein
Peter Hornstein, Director
Dated: November 6, 2007