Form 10QSB
period 2007-10-31
Search By Headlines.com Inc.
filed 2007-12-14
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-139209

SEARCH BY HEADLINES.COM CORP
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5520 14B Avenue, Delta, BC V4M 2G6
(Address of principal executive offices)

(778) 386-3528
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of December 12, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

                    These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of October 31, 2007, and our results of operations and our cash flows for the three month period ended October 31, 2007 and for the period from inception (May 17, 2005) to October 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2007

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
October 31, 2007 and July 31, 2007
(Stated in US Dollars)
(Unaudited)

	October 31,	July 31,
ASSETS	2007	2007

Current
Cash and cash equivalents	$30,263	$34,311

Website – Notes 3 and 4	6,763	3,459

	$37,026	$37,770

LIABILITIES

Current
Accounts payable – Note 4	$23,866	$20,371

STOCKHOLDERS’ EQUITY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	8,448	8,487
Deficit accumulated during the development stage	(58,388)	(54,188)

Total stockholders’ equity	13,160	17,399

	$37,026	$37,770

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three months ended October 31, 2007 and 2006 and
for the period May 17, 2005 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

			May 17, 2005
			(Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2007	2006	2007
Revenue	$-	$-	$-

Expenses:
General and administrative – Note 4	4,200	8,756	59,998

Loss from operations	(4,200)	(8,756)	(59,998)

Interest income	-	321	1,610

Loss before other	(4,200)	(8,435)	(58,388)

Other:
Foreign currency translation adjustment	(39)	408	8,448

Net comprehensive income (loss) for the period	$(4,239)	$(8,027)	$(49,940)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
			Additional		During the
			Paid-in	Comprehensive Development
	Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	(39)	-	(39)
Net loss for the period	-	-	-	-	(4,200)	(4,200)

Balance, October 31, 2007	9,010,000	$9,010	$54,090	$8,448	$(58,388)	$13,160

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three months ended October 31, 2007 and 2006 and
for the period May 17, 2005 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

			May 17, 2005
			(Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(4,200)	$(8,435)	$(58,388)
Amortization expense	911	561	4,182
Changes in operating working capital items:
Interest receivable	-	(325)	-
Accounts payable	3,495	4,809	23,866

	206	(3,390)	(30,340)

Investing Activity
Website development	(4,215)	(3,775)	(10,945)

Financing Activities
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	(39)	408	8,448

Increase (decrease) in cash during the period	(4,048)	(6,757)	30,263

Cash and cash equivalents, beginning of the period	34,311	60,923	-

Cash and cash equivalents, end of the period	$30,263	$54,166	$30,263

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2007 annual financial statements.

Note 2	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. The Company provides a specialized internet search engine that features news in a format that allows users to search or submit news by headline.

The Company’s fiscal year end is July 31.

Note 3	Website

		October 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$4,182	$6,763

		July 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,730	$3,271	$3,459

Note 4	Related Party Transactions

During the three months ended October 31, 2007, the Company incurred website development costs charged by a director of the Company totalling $4,215 (October 31, 2006: $1,888) and incurred consulting fees charged by a company controlled by a director of the Company totalling $Nil (2006: $4,459).

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 9

Note 4	Related Party Transactions – (cont’d)

Included in accounts payable at October 31, 2007 is $Nil (2006: $4,431) due to a company controlled by a director of the Company.

As at October 31, 2007, directors of the Company own 3,000,000 common shares.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

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

     As used in this quarterly report, the terms "we", "us", "our" and "Search By Headlines" mean Search By Headlines.Com Corp.

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

     On SearchbyHeadlines.com, three new rotating headlines expose news to visitors every four hours. Our search feature give companies and organizations valuable search feedback and data that can be implemented in to an overall online marketing strategy.

     Search by Headlines allows users to search by keywords or headlines for the most relevant targeted news results. News is broken down by headlines and industry sector so users don't waste time searching news that isn't relevant to their topic. Search by Headline, Industry Sector and choose from: Public Company News, Private Company News or Association and Non-Profit News.

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

Growth Strategy

     We plan on increasing our revenues by increasing our product offerings and our marketing efforts for each product. We plan to diversify and offer new services for news distribution including the audio headline services, unique to the press release industry. We also plan to build our news distribution partners, adding value to the current services. We will grow our online content from the “free news submission” services, which will increase the revenue from the Google Adsense model. We can also grow by partnering with other online content sites and providing suitable news sources.

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

     To date we have not generated any income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to October 31, 2007, we generated no revenues. As at October 31, 2007, we had working capital of $6,397. We estimate that we will require approximately $50,000 to $75,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

     We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at October 31, 2007, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and October 31, 2007, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

     Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and October 31, 2007 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     The computer servers which house our incoming email and our website are provided through Web Strike Solutions, a non-related, Dallas based company. If the systems of this company slow down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation and cause customers to choose other news sources. We currently do not have any property and business interruption insurance to compensate us for any losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to sell our products through our website, and/or promote via email and, as a result, you may lose some or all of your investment in our common stock.

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

Results of Operations for the three month period ended October 31, 2007

     During the three month period ended October 31, 2007, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended October 31, 2007 was $4,200 compared to a loss of $8,435 for the three month period ended October 31, 2006. The decrease was due to the fact that we spent less money on general and administrative expenses.

     General and administrative costs were $4,200 for the three months ended October 31, 2007, compared to $8,756 for the three months ended October 31, 2006.

     Amortization expenses were $911 for the three months ended October 31, 2007, compared to $561 for the three months ended October 31, 2006. We expect our amortization expense to remain constant over the next twelve month period.

     We did not record any interest income for the three month period ended October 31, 2007 compared to $321 for the three months ended October 31, 2006.

     Our net comprehensive loss for the three months ended October 31, 2007 was $4,239, or $0.00 per share, as compared to a net loss of $8,027, or $0.00 per share, for the three months ended October 31, 2006. The decrease in comprehensive loss was due to the fact that we spent less money on general and administrative expenses.

Liquidity and Capital Resources

     Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

     Management projects that we may require $50,000 to $75,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected expenditures for the next twelve month period, are broken down as follows:

Estimated Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$10,000-$15,000
General and Administrative	$35,000-$40,000
Legal and Accounting	$35,000-$40,000
Website development costs	$20,000-$30,000
Total	$50,000-$75,000

Operating Activities

     Operating activities provided cash of $206 for the three month period ended October 31, 2007. The cash generated during the period was largely the result of the increase in accounts payable for the period.

Investing Activities

     Investing activities used cash of $4,215 for the three month period ended October 31, 2007, as a result of our website development.

Financing Activities

Financing activities provided cash of $Nil for the three month period ended October 31, 2007.

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

     We have historically incurred losses, and through October 31, 2007 have incurred losses of $49,940 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Item 3. Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer, principal financial officer and principal accounting officer. Based upon that evaluation, our company's principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

     During our most recently completed fiscal quarter ended October 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM CORP.

By: /s/Joe Loeppky
Joe Loeppky President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
December 14, 2007