Form 10QSB
period 2008-01-31
Search By Headlines.com Inc.
filed 2008-03-13
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52381

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of March <>, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of January 31, 2008, and our results of operations and our cash flows for the three month period ended January 31, 2008 and for the period from inception (May 17, 2005) to January 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2008

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
January 31, 2008 and July 31, 2007
(Stated in US Dollars)
(Unaudited)

	January 31,	July 31,
	2008	2007
ASSETS

Current
Cash and cash equivalents	$21,488	$34,311

Website – Notes 3 and 4	5,850	3,459

	$27,338	$37,770

LIABILITIES

Current
Accounts payable	$21,409	$20,371

STOCKHOLDERS’ EQUITY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	9,696	8,487
Deficit accumulated during the development stage	(66,867)	(54,188)

Total stockholders’ equity	5,929	17,399

	$27,338	$37,770

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and six months ended January 31, 2008 and 2007 and for the period May 17, 2005 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Six months ended		Inception) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative – Note 4	8,479	13,754	12,679	22,510	68,477

Loss from operations	(8,479)	(13,754)	(12,679)	(22,510)	(68,477)

Interest income	-	559	-	880	1,610

Loss before other	(8,479)	(13,195)	(12,679)	(21,630)	(66,867)

Other:
Foreign currency translation adjustment	1,248	1,873	1,209	(1,465)	9,696

Net comprehensive loss for the period	$(7,231)	$(11,322)	$(11,470)	$(23,095)	$(57,171)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited )

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the period	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	1,209	-	1,209
Net loss for the period	-	-	-	-	(12,679)	(12,679)

Balance, January 31, 2008	9,010,000	$9,010	$54,090	$9,696	$(66,867)	$5,929

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the six months ended January 31, 2008 and 2007 and
for the period May 17, 2005 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Six months ended		Inception) to
	January 31,		January 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(12,679)	$(21,630)	$(66,867)
Amortization expense	1,824	1,121	5,095
Changes in operating working capital items:
Interest receivable	-	171	-
Accounts payable	1,038	3,681	21,409

	(9,817)	(16,657)	(40,363)

Investing Activity
Website development	(4,215)	(3,775)	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	1,209	(1,465)	9,696

Increase (decrease) in cash during the period	(12,823)	(21,897)	21,488

Cash and cash equivalents, beginning of the period	34,311	60,923	-

Cash and cash equivalents, end of the period	$21,488	$39,026	$21,488

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2007 annual financial statements.

Note 2	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. The Company provides a specialized internet search engine that features news in a format that allows users to search or submit news by headline.

The Company’s fiscal year end is July 31.

Note 3	Website

	January 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$5,095	$5,850

	July 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,730	$3,271	$3,459

Note 4	Related Party Transactions

During the six months ended January 31, 2008, the Company incurred website development costs charged by a director of the Company totalling $4,215 (January 31, 2007: $1,888) and incurred consulting fees charged by a company controlled by a director of the Company totalling $Nil (2007: $10,399).

As at January 31, 2008, directors of the Company own 3,000,000 common shares.

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

             On SearchbyHeadlines.com, three new rotating headlines expose news to visitors every four hours. Our search feature gives companies and organizations valuable search feedback and data that can be implemented into an overall online marketing strategy.

             Search by Headlines allows users to search by keywords or headlines for the most relevant targeted news results. News is broken down by headlines and industry sector so users don't waste time searching news that isn't relevant to their topic. To carry out an “advanced search”, a users selects “advanced search”, then inserts the key words or headline he is looking for. The user may also specify the release date, category and industry for which he wants to search. Then, the user clicks on “Search” and the search results are displayed. Search by Headline, Industry Sector and choose from: Public Company News, Private Company News or Association and Non-Profit News.

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

             Google has over 4,500 news sources updated continuously. Google news editors may choose a site of their own accord or they may evaluate and choose to accept a site upon request by a particular company. In our case, we requested Google to list us as one of their news sources. Google evaluated our website and chose to list it as a Google news source after we made a few adjustments to our website to meet Google’s criteria and standards. To become a news source for Google, there is no direct cost but we did incur some expenses to make the required changes to our website. For example we adjusted our page naming system and modified our service to ensure that the news would be continuously updated. Google may remove news sources from its index by its own choice or on popular request, which would most likely be the case concerning content that is harmful or unacceptable to the public at large.

Marketing

             We have submitted the site to multiple search engine directories, search directories online and have submitted and posted news releases describing the companies services on online destinations. Currently, searching www.Google.com results in the company’s services being found referred to on multiple sites.

             We are a recognized news source for Google news, so when news is posted on our website by online registered users, it is redistributed by Google news within 1-3 hours. Our website is currently building and adding distribution partners.

             We have built a customer prospect database of potentially 2,000 public relations firms that may potentially use our news distribution services. We plan to contact many of these prospective clients or target our advertising to the type of prospective client that we find are in the website. None of these public relations firms have yet become our customers.

             We may attend or sponsor industry trade shows for Search Engine Optimization related businesses and or Internet Marketing Trade Shows. Until we obtain further funding our president, Joe Loeppky, will carry out our marketing efforts. In the future, we may consider hiring a marketing contractor or employee, if it is in the best interests of our company.

Technology

             We provide two major services to our clients:

1)

We are a news resources and provider, allowing users to search through our headlines and organize their search results. With our built-in search software, we accurately index news as it is submitted to our site.

2)

We are a news submission service that allows users to submit their news and categorize it in the appropriate group. To help keep our search results accurate, the user can also enter keywords relevant to their news. The unique feature to the news submission service is the rotating headline feature, allowing users to submit their news with up to three different headlines. Our software changes those headlines every four hours. To help syndicate our users news, we offer news feeds separated into our major categories.

             The system consists of a Web Server, SQL Database, ASPX web pages, HTML web pages with client side scripting language, and web browsers. The system handles two types of requests from the user: 1) single page requests; and 2) multiple listing requests. Each piece of news may contain up to three headlines which are in a four hour rotation.

Suppliers

             We host our website and email on servers which are owned and operated by Web Strike Solutions. The web hosting services were prepaid for one year and we are not required to pay any additional web hosting fees until June 25, 2008. There are numerous hosting companies all over North America that could meet our hosting needs. In the event that Web Strike Solutions ceases operations or discontinues its business relationship with us, we will be able to resume services with another hosting company on substantially similar terms as currently exist between our company and Web Strike Solutions without significant disruption to our business.

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

Intellectual Property

             On September 25, 2007, our company was granted a Trade Mark for “Search By Headlines.com” with the U.S. Patent and Trade Mark Office.

RISK FACTORS

             An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to our Business

We have had no revenues from operations and if we are not able to obtain further financing or generate significant revenues from operations we may be forced to scale back or cease operations or our business operations may fail.

             To date we have not generated any income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to January 31, 2008, we generated no revenues. As at January 31, 2008, we had working capital of $79. We estimate that we will require approximately $100,000 to $125,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

We have only commenced our business operations in May, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

             We have a limited operating history. Our operating activities since our incorporation on May 17, 2005 have consisted primarily of developing our website, followed by structuring of our marketing efforts and company systems. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the internet news industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which may result in the loss of some or all of your investment in our common stock.

The fact that we have not generated any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

             We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at January 31, 2008, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and January 31, 2008, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website, to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

             Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and January 31, 2008 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Results of Operations for the three month period ended January 31, 2007

             During the three month period ended January 31, 2008, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended January 31, 2008 was $8,479 compared to a loss of $13,754 for the three month period ended January 31, 2007. The decrease was due to the fact that we spent less money on general and administrative expenses.

             General and administrative expenses were $8,479 for the three months ended January 31, 2008, compared to $13,754 for the three months ended January 31, 2007.

             We did not record any interest income for the three month period ended January 31, 2008 compared to $559 for the three months ended January 31, 2007.

             Our net comprehensive loss for the three months ended January 31, 2008 was $7,231, or $0.00 per share, as compared to a net loss of $11,322, or $0.00 per share, for the three months ended January 31, 2007. The decrease in comprehensive loss was due to the fact that we spent less money on general and administrative expenses.

             Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

             Management projects that we may require $100,000 to $125,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected expenditures for the next twelve month period, are broken down as follows:

Estimated Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$10,000-$15,000

General and Administrative	$35,000-$40,000

Legal and Accounting	$35,000-$40,000

Website development costs	$20,000-$30,000

Total	$100,000-$125,000

Liquidity and Capital Resources

Working Capital
	As at January 31, 2008	As at July 31, 2007
Current Assets	$21,488	$34,311
Current Liabilities	21,409	20,371
Working Capital	$79	$13,940

Cash Flows
	Six Months Ended	Six Months Ended
	January 31, 2008	January 31, 2007
Cash Flows (Used In) Operating Activities	$(9,817)	$(16,657)
Cash Flows from Financing Activities	$-	$-
Cash Flows (Used In) Investing Activities	$(4,215)	$(3,775)
Net Increase (decrease) in Cash During Period	$(12,823)	$(21,897)

Operating Activities

             Our operating activities used cash of $9,817 for the six month period ended January 31, 2008. The cash used during the period primarily was due to payment of general and administrative expenses.

Investing Activities

             Investing activities used cash of $4,215 for the six month period ended January 31, 2008, compared to $3,775 for the six month period ended January 31, 2007. This increase in cash used in investing activities was the result of an increase in our spending on our website development.

Financing Activities

             Financing activities provided cash of $Nil for the six month period ended January 31, 2008, which was the same as for the six month period ended January 31, 2007.

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

2.

Our company has built a customer prospect database of potentially 2,000 public relations firms that may potentially use our news distribution services. We plan to contact many of these prospective clients or target our advertising to the type of prospective client that we find are in the website. None of these public relations firms have yet become our customers.

3.	Our company may attend or sponsor industry trade shows for Search Engine Optimization related businesses and or Internet Marketing Trade Shows.

General and Administration

             General and administration costs include administration costs, office, legal and accounting and miscellaneous expenses. Management estimates that, over the next twelve months, these costs will be between $2,900 per month to $3,300 per month based on previous costs and possible expansion of our administration over the next twelve month period. Our company is currently operated by Joe Loeppky as our president, secretary and treasurer. We anticipate that we will periodically hire independent contractors to execute our marketing, sales, and business development functions. In the next twelve month period, we plan to hire independent contractors to assist in business development with an emphasis on marketing. We may choose to compensate such persons with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

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

             We have historically incurred losses, and through January 31, 2008 have incurred a net comprehensive loss of $57,171 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Item 3. Controls and Procedures.

             As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our company's management, including our company's principal executive officer, principal financial officer and principal accounting officer. Based upon that evaluation, our company's principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

             During our most recently completed fiscal quarter ended January 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and,

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
Principal Accounting Officer)
Dated: March 7, 2008