Form 10QSB
period 2008-04-30
Search By Headlines.com Inc.
filed 2008-06-16
CIK 1383097

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of June 12, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of April 30, 2008, and our results of operations and our cash flows for the three month period ended April 30, 2008 and for the period from inception (May 17, 2005) to April 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

3

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2008

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
April 30, 2008 and July 31, 2007
(Stated in US Dollars)
(Unaudited)

	April 30,	July 31,
ASSETS	2008	2007

Current
Cash and cash equivalents	$20,942	$34,311

Website – Notes 3 and 4	4,858	3,459

	$25,800	$37,770

LIABILITIES

Current
Accounts payable	$25,751	$20,371

STOCKHOLDERS’ EQUITY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	9,308	8,487
Deficit accumulated during the development stage	(72,359)	(54,188)

Total stockholders’ equity	49	17,399

	$25,800	$37,770

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and nine months ended April 30, 2008 and 2007 and for the period May 17, 2005 (Date of Inception) to April 30, 2008
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Nine months ended		Inception) to
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$-
Expenses
General and administrative – Note 4	5,492	9,230	18,171	31,740	73,969
Loss from operations	(5,492)	(9,230)	(18,171)	(31,740)	(73,969)
Interest income	-	-	-	880	1,610
Loss before other	(5,492)	(9,230)	(18,171)	(30,860)	(72,359)
Other:
Foreign currency translation adjustment	(388)	1,017	821	(448)	9,308
Net comprehensive loss for the period	$(5,880)	$(8,213)	$(17,350)	$(31,308)	$(63,051)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares
outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to April 30, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	821	-	821
Net loss for the period	-	-	-	-	(18,171)	(18,171)

Balance, April 30, 2008	9,010,000	$9,010	$54,090	$9,308	$(72,359)	$49

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended April 30, 2008 and 2007 and
for the period May 17, 2005 (Date of Inception) to April 30, 2008
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Nine months ended		Inception) to
	April 30,		April 30,
	2008	2007	2008

Operating Activities
Net loss for the period	$(18,171)	$(30,860)	$(72,359)
Amortization expense	2,816	1,686	6,087
Changes in operating working capital items:
Interest receivable	-	610	-
Accounts payable	5,380	6,904	25,751

	(9,975)	(21,660)	(40,521)

Investing Activity
Website development	(4,215)	(3,775)	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	821	(448)	9,308

Increase (decrease) in cash during the period	(13,369)	(25,883)	20,942

Cash and cash equivalents, beginning of the period	34,311	60,923	-

Cash and cash equivalents, end of the period	$20,942	$35,040	$20,942

SEE ACCOMPANYING NOTES

3

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2008
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

The Company’s fiscal year end is July 31.

Note 3	Website

	April 30, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$6,087	$4,858

	July 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,730	$3,271	$3,459

Note 4	Related Party Transactions

During the nine months ended April 30, 2008, the Company incurred website development costs charged by a director of the Company totalling $4,215 (April 30, 2007: $1,888) and incurred consulting fees charged by a company controlled by a director of the Company totalling $Nil (2007: $10,399).

As at April 30, 2008, directors of the Company own 3,000,000 common shares.

SEE ACCOMPANYING NOTES

5

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

     Search by Headlines allows users to search by keywords or headlines for the most relevant targeted news results. News is broken down by headlines and industry sector so users don't waste time searching news that isn't relevant to their topic. To carry out an “advanced search”, a user selects “advanced search”, then inserts the key words or headline he is looking for. The user may also specify the release date, category and industry for which he wants to search. Then, the user clicks on “Search” and the search results are displayed. Search by Headline, Industry Sector and choose from: Public Company News, Private Company News or Association and Non-Profit News.

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

     To date we have not generated any income from our operations and we have been dependant on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to April 30, 2008, we generated no revenues. As at April 30, 2008, we had working capital deficiency of $4,809. We estimate that we will require approximately $100,000 to $125,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

     We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at April 30, 2008, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and April 30, 2008, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website, to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

     Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and April 30, 2008 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Results of Operations for the three month period ended April 30, 2008

     During the three month period ended April 30, 2008, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended April 30, 2008 was $5,880 compared to a loss of $8,213 for the three month period ended April 30, 2007. The decrease was due to the fact that we spent less money on general and administrative expenses.

     General and administrative expenses were $5,492 for the three months ended April 30, 2008, compared to $9,230 for the three months ended April 30, 2007.

     We did not record any interest income for the three month periods ended April 30, 2008 and April 30, 2007.

     Our net comprehensive loss for the three months ended April 30, 2008 was $5,880, or $0.00 per share, as compared to a net loss of $8,213, or $0.00 per share, for the three months ended April 30, 2007. The decrease in comprehensive loss was due to the fact that we spent less money on general and administrative expenses.

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

Estimated Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing	$10,000-$15,000
General and Administrative	$35,000-$40,000
Legal and Accounting	$35,000-$40,000
Website development costs	$20,000-$30,000
Total	$100,000-$125,000

Liquidity and Capital Resources

Working Capital
	As at April 30, 2008	As at July 31, 2007
Current Assets	$20,942	$34,311
Current Liabilities	$25,751	$20,371
Working Capital	$(4,809)	$13,940

Cash Flows
	Nine Months Ended	Nine Months Ended
	April 30, 2008	April 30, 2007
Cash Flows (Used In) Operating Activities	$(9,975)	$(21,660)
Cash Flows from Financing Activities	$-	$-
Cash Flows (Used In) Investing Activities	$(4,215)	$(3,775)
Net Increase (decrease) in Cash During Period	$(13,369)	$(25,883)

Operating Activities

     Our operating activities used cash of $9,975 for the nine month period ended April 30, 2008. The cash used during the period primarily was due to payment of general and administrative expenses.

Investing Activities

     Investing activities used cash of $4,215 for the nine month period ended April 30, 2008, compared to $3,775 for the nine month period ended April 30, 2007. This increase in cash used in investing activities was the result of an increase in our spending on our website development.

Financing Activities

     Financing activities provided cash of $Nil for the nine month period ended April 30, 2008, which was the same as for the nine month period ended April 30, 2007.

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

     We have historically incurred losses, and through April 30, 2008 have incurred a net comprehensive loss of $63,051 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Disclosure Controls and Procedures

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

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures and our company’s internal control over financial reporting. This evaluation was carried out by our principal executive officer, principal financial officer and principal accounting officer. Based upon that evaluation, our company's principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal Control over Financial Reporting

     During our most recently completed fiscal quarter ended April 30, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Dated: June 13, 2008