Form 10KSB
period 2008-07-31
Search By Headlines.com Inc.
filed 2008-11-12
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52381

SEARCH BY HEADLINES.COM CORP.
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

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

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

Yes [X] No [ ]

2

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer’s revenues for its most recent fiscal year ended July 31, 2008 is $Nil.

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

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

9,010,000 common shares issued and outstanding as of October 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].

3

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Search By Headlines” mean Search By Headlines.com Corp. unless otherwise indicated.

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

Search by Headlines allows users to search by keywords or headlines for the most relevant targeted news results. News is broken down by headlines and industry sector so users don’t waste time searching news that isn’t relevant to their topic. Search by Headline, Industry Sector and choose from: Public Company News, Private Company News or Association and Non-Profit News!

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

We have established a Google Adsense account, which generates monthly revenues by advertisements placed strategically on the site. Google generates monthly reports for “click throughs” on the advertisements placed on searchbyheadlines.com. As site traffic increases, the “click throughs” increase, generating increased revenue. It’s a way for website publishers to provide Google web and site search to their visitors, and to earn money by displaying Google advertisements on the search results pages.

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

Suppliers

We host our website and email on servers which are owned and operated by Web Strike Solutions. The web hosting services are prepaid for one year and we are not required to pay any additional web hosting fees until June 25, 2009. There are numerous hosting companies all over North America that could meet our hosting needs. In the event that Web Strike Solutions ceases operations or discontinues its business relationship with us, we will be able to resume services with another hosting company on substantially similar terms as currently exist between our company and In-Vancouver Web Services without significant disruption to our business.

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

To date we have not generated any income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to our year ended July 31, 2008, we generated no revenues. As at July 31, 2008, we had working capital deficit of $9,155. We estimate that we will require approximately $50,000 to $75,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at July 31, 2008, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and July 31, 2008, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and July 31, 2008 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

  a power or telecommunications failure;

  human error; or

  a fire, flood or other natural disaster.

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

Risks Associated with our Common Stock

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in our company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

In the United States, our common shares are traded on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SBHL”. However, the first trade has not yet occurred.

On October 27, 2008 the shareholders’ list for our common stock showed 31 registered stockholders and 9,010,000 shares issued and outstanding.

We have no other classes of securities.

Transfer Agent

Our transfer agent for our common stock is National Stock Transfer, Inc.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

In August, 2005, we issued 3,000,000 common shares to Joe Loeppky, Jason Hanson and Peter Hornstein at an offering price of $0.001 per share for gross offering proceeds of $3,000 in an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Mr. Loeppky, Mr. Hanson and Mr. Hornstein are directors of our company and subscribed for 1,000,000 shares each. None of the three subscribers were U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

In September, 2005, we issued 6,010,000 common shares to 28 subscribers at an offering price of $0.01 per share for gross offering proceeds of $60,100 in an off-share transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Item 6.

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year ended July 31, 2008 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 4 of this annual report.

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

Management projects that we may require $50,000 to $75,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures
Marketing	$5,000-$10,000
General and Administrative	$25,000-$35,000
Legal and Accounting	$15,000-$20,000
Website development costs	$5,000-$10,000
Total	$50,000-$75,000

Results of Operations for the period year ended July 31, 2008.

During the year ended July 31, 2008, covered by our audited financial statements, we did not generate any revenues. Our operating expenses for the year ended July 31, 2008, were $23,383, compared to $39,694 for the year ended July 31, 2007. General and administrative costs were $19,655, compared to $36,423 for the year ended July 31, 2007. We expect this number to decrease to approximately $30,000 over the next twelve month period which management expects will be adequate to support our business operations. Amortization expense was $3,728, which we expect to remain constant over the next twelve month period. We recorded interest income of $Nil during the year ended July 31, 2008, compared to $906 for the year ended July 31, 2007.

We had a foreign currency translation adjustment of $775 as the Canadian dollar increased in value against the United States dollar during the year. We cannot determine with any certainty whether this will re-occur in the next twelve month period.

We reported a net loss of $23,383 for the year ended July 31, 2008, compared to a net loss of $38,788 for the year ended July 31, 2007 because of a decrease in our general and administrative expenses of $17,753, including a decrease in the amount we paid as a consulting fee to a company controlled by a director of our company from $10,399 in the fiscal year ended on July 31, 2007 to $Nil in the fiscal year ended on July 31, 2008. The other decreases in our general and administrative expenses are from reductions in legal fees from $10,478 in the fiscal year ended July 31,2007 to $7,378 in the fiscal year ended July 31,2008 and office rent and administration which decreased from $10,988 to $6,277.

Future Operations

Our primary objectives for the next twelve month period include the further development of our website and expansion of our marketplace. We intend on expanding our market-share by:

1.	Marketing our company’s news submission fees and multiple advertising packages; and,

2.	Adding additional distribution partners.

Future Financing

To remedy the deficiency in financing for proposed future operations the Company intends to raise funds from equity financings. In the short term the Company intends to fund future cash shortfalls from loans from directors.

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

Marketing

The following is our marketing plan for the next twelve month period, which is expected to cost approximately $5,000 to $10,000. The costs will not be passed on to our customers:

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

General and Administration

General and administration costs include administration costs, office, and miscellaneous expenses. Management estimates that, over the next twelve months, these costs will be between $2,000 per month to $3,000 per month based on previous costs and possible expansion of our administration over the next twelve month period. Our company is currently operated by Joe Loeppky as our president, secretary and treasurer. We anticipate that we will periodically hire independent contractors to execute our marketing, sales, and business development functions. In the next twelve month period, we plan to hire independent contractors to assist in business development with an emphasis on marketing. We may choose to compensate such persons with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

Other Expenses

We also incur expenses unrelated to the sales operations including legal expenses. We expect our ongoing legal expenses to be approximately $1,500 per month.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended July 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through July 31, 2008 have incurred losses of $77,571 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents and accounts payable are considered by management to be their estimated fair values due to their short term maturities. The Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

Website Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” After technological feasibility is established, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years.

Income Taxes

Income taxes are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined by applying currently enacted tax rates to temporary differences and loss carry forwards. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has chosen to recognize a full valuation allowance due to the Company’s history of losses.

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

Item 8. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

Report of Madsen & Associates, CPA’s, Inc.
Balance Sheets as at July 31, 2008 and 2007
Statement of Operations for the years ended July 31, 2008 and 2007 and for the period May 17, 2005 (Date of Incorporation) to July 31, 2008
Statement of Stockholders’ Equity for the period May 17, 2005 (Date of Incorporation) to July 31, 2008
Statement of Cash Flows for the years ended July 31, 2008 and 2007 and for the period May 17, 2005 (Date of Incorporation) to July 31, 2008
Notes to Financial Statements

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Search by Headlines.com Corp.
(A Development Stage Company)
Vancouver, BC, Canada

1. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Search by Headlines.com Corp. as of July 31, 2008 and 2007 and the statements of operations, stockholders' equity and cash flows for the years ended July 31, 2008 and 2007 and the period May 17, 2005 (Date of Inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Search by Headlines.com Corp. as of July 31, 2008 and 2007 and the results of operations and cash flows for the years ended July 31, 2008 and 2007 and the period May 17, 2005 (Date of Inception) to July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
October 23, 2008	s/Madsen & Associates, CPA’s Inc.

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEETS
July 31, 2008 and 2007
(Stated in US Dollars)

ASSETS	2008	2007

Current
Cash and cash equivalents	$17,693	$34,311

Website – Note 3	3,946	3,459

	$21,639	$37,770

LIABILITIES

Current
Accounts payable	$26,848	$20,371

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	9,262	8,487
Deficit accumulated during the development stage	(77,571)	(54,188)

Stockholders equity (deficiency)	(5,209)	17,399

	$21,639	$37,770

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
for the years ended July 31, 2008 and 2007 and
for the period May 17, 2005 (Date of Inception) to July 31, 2008
(Stated in US Dollars)

			May 17,
			2005 (Date of
	Years ended		Inception) to
	July 31,		July 31,
	2008	2007	2008
Revenue	$-	$-	$-
Expenses
Amortization	3,728	2,286	6,999
General and administrative	19,655	37,408	72,182
	23,383	39,694	79,181
Loss from operations	(23,383)	(39,694)	(79,181)
Interest income	-	906	1,610
Loss before other	(23,383)	(38,788)	(77,571)
Other:
Foreign currency translation adjustment	775	2,000	9,262
Net comprehensive loss for the period	$(22,608)	$(36,788)	$(68,309)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to July 31, 2008
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	775	-	1,070
Net loss for the year	-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008	9,010,000	$9,010	$54,090	$9,262	$(77,571)	$(5,209)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the years ended July 31, 2008 and 2007 and
for the periods May 17, 2005 (Date of Inception) to July 31, 2008
(Stated in US Dollars)

			May 17,
			2005 (Date of
	Years ended		Inception) to
	July 31,		July 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(23,383)	$(38,788)	$(77,571)
Amortization expense	3,728	2,286	6,999
Changes in operating working capital items:
Interest receivable	-	610	-
Accounts payable	6,477	11,055	26,848

	(13,178)	(24,837)	(43,724)

Investing Activity
Website development	(4,215)	(3,775)	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	775	2,000	9,262

Increase (decrease) in cash during the period	(16,618)	(26,612)	17,693

Cash, at beginning of the period	34,311	60,923	-

Cash and cash equivalents, end of the period	$17,693	$34,311	$17,693

SEE ACCOMPANYING NOTES

21

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008
(Stated in US Dollars)

Note 1	Nature of Business and Going Concern

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. The Company provides a specialized internet search engine that features news in a format that allows users to search or submit news by headline.

The Company’s fiscal year-end is July 31.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from directors and additional equity investment, which will enable the Company to continue operations for the coming year.

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

Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents and accounts payable are considered by management to be their estimated fair values due to their short term maturities. The Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) – Page 22

Note 2	Summary of Significant Accounting Policies – (cont’d)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid treasury bills readily convertible to cash within 90 days.

Website Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” After technological feasibility is established, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating the website are expensed as incurred.

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

At July 31, 2008 and 2007, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Foreign Exchange

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the FAS No. 52 “Foreign Currency Translation.”

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) – Page 23

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Exchange – (cont’d)

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

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Note 3	Website

		July 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$6,999	$3,946

		July 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,730	$3,271	$3,459

Note 4	Capital Stock – Note 6

During the year ended July 31, 2005, the Company issued 3,000,000 and 6,010,000 common shares at $0.001 and $0.01 per share respectively for cash proceeds totalling $63,100 in a private placement.

Note 5	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2008	2007

Deferred tax assets
Non-capital loss carry-forward	$11,637	$8,130
Valuation allowance for deferred tax asset	(11,637)	(8,130)

	$-	$-

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) – Page 24

Note 5	Deferred Income Taxes – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At July 31, 2008, the Company has accumulated non-capital losses totalling $77,571, which are available to reduce taxable income in future taxation years. These losses expire commencing 2026.

Note 6	Related Party Transactions

During the year ended July 31, 2008, the Company incurred website development costs charged by a director of the Company totalling $4,215 (July 31, 2007: $1,888) and incurred consulting fees charged by a company controlled by a director of the Company totalling $Nil (2007: $10,399).

As at July 31, 2008, directors of the Company own 3,000,000 common shares.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Certificates.

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-KSB.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at October 28, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joe Loeppky	President, Secretary, Treasurer and Director	30	May 17, 2005
Jason Hanson	Director	32	May 17, 2005
Peter Hornstein	Director	52	May 17, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Joe Loeppky

Mr. Loeppky has been working as a web developer and graphic designer for the last eight years. His company, Profiled Designs, has designed and developed Search By Headlines.com. As one of the directors of Search By Headlines.com, he is continuing to help our company grow and provides customer service and technical support to the users of the site as well as developing the marketing and advertising programs. Mr. Loeppky has completed a Microsoft Server and Network managing course and currently provides technical support for multiple companies. He has no prior experience as a director or officer of a public company.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joe Loeppky	1(1)	1(1)	1
Jason Hanson	1(1)	1(1)	1
Peter Hornstein	1(1)	1(1)	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Item 10. Executive Compensation.

The following table summarizes the compensation of our executive officers during the two years ended July 31, 2008 and 2007. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Joe Loeppky President, Secretary (1) and Treasurer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$4,215(2) $1,888(2)	$4,215(2) $1,888(2)

(1)	Joe Loeppky was appointed as our president, secretary and treasurer on May 17, 2005.
(2)	Joe Loeppky was paid $4,215 and $1,888 for website development costs.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended July 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2008.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended July 31, 2008.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at October 28, 2008, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Based on 9,010,000 shares of common stock issued and outstanding as of October 28, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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
  We paid Joe Loeppky, our president, secretary, treasurer and director, $4,215 in consulting fees for website development during the year ended July 31, 2008.

The promoters of our company are our president, secretary, treasurer and director, Joe Loeppky, and our director Jason Hanson.

Item 13. Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky.

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky.

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

Dated: November 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joe Loeppky
Joe Loeppky President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Controller)

Dated: November 12, 2008

By: /s/ Jason Hanson
Jason Hanson, Director

Dated: November 6, 2008

By: /s/ Peter Hornstein
Peter Hornstein, Director

Dated: November 12, 2008