Form 10-Q
period 2008-10-31
Search By Headlines.com Inc.
filed 2008-12-12
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-139209

SEARCH BY HEADLINES.COM CORP
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5520 14B Avenue, Delta, BC V4M 2G6
(Address of principal executive offices) (zip code)

(778) 386-3528
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

9,010,000 common shares issued and outstanding as of December 10, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of October 31, 2008, and our results of operations and our cash flows for the three month period ended October 31, 2008 and for the period from inception (May 17, 2005) to October 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2008

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
October 31, 2008 and July 31, 2008
(Stated in US Dollars)
(Unaudited)

	October 31,	July 31,
	2008	2008
ASSETS

Current
Cash and cash equivalents	$11,855	$17,693

Website – Notes 3 and 4	3,005	3,946

	$14,860	$21,639

LIABILITIES

Current
Accounts payable	$23,880	$26,848

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	13,937	9,262
Deficit accumulated during the development stage	(86,057)	(77,571)

Total stockholders’ deficiency	(9,020)	(5,209)

	$14,860	$21,639

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three months ended October 31, 2008 and 2007 and
for the period May 17, 2005 (Date of Inception) to October 31, 2008
(Stated in US Dollars)
(Unaudited)

			May 17,
			2005 (Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Amortization	941	911	7,940
General and administrative – Note 4	7,545	3,289	79,727

Loss from operations	(8,486)	(4,200)	(87,667)
	,
Interest income	-	-	1,610

Loss before other	(8,486)	(4,200)	(86,057)

Other:
Foreign currency translation adjustment	4,675	(39)	13,937

Net comprehensive loss for the period	$(3,811)	$(4,239)	$(72,120)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to October 31, 2008
(Stated in US Dollars)
(Unaudited )

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	775	-	775
Net loss for the period	-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008	9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment	-	-	-	4,675	-	4,675
Net loss for the period	-	-	-	-	(8,486)	(8,486)

Balance October 31, 2008	9,010,000	$9,010	$54,090	$13,937	$(86,057)	$(9,020)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three months ended October 31, 2008 and 2007 and
for the period May 17, 2005 (Date of Inception) to October 31, 2008
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(8,486)	$(4,200)	$(86,057)
Amortization expense	941	911	7,940
Changes in operating working capital items:
Accounts payable	(2,968)	3,495	23,880

	(10,513)	206	(54,237)

Investing Activity
Website development	-	(4,215)	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	4,675	(39)	13,937

Increase (decrease) in cash during the period	(5,838)	(4,048)	11,855

Cash and cash equivalents, beginning of the period	17,693	34,311	-

Cash and cash equivalents, end of the period	$11,855	$30,263	$11,855

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2008 annual financial statements.

Note 2	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. The Company provides a specialized internet search engine that features news in a format that allows users to search or submit news by headline.

The Company’s fiscal year end is July 31.

Note 3	Website

	October 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$7,940	$3,005

	July 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$6,999	$3,946

Note 4	Related Party Transactions

During the three months ended October 31, 2008, the Company incurred website development costs charged by a director of the Company totalling $NIL (October 31, 2007: $1,888) and incurred consulting fees charged by a company controlled by a director of the Company totalling $Nil (2007: $10,399).

As at October 31, 2008, directors of the Company own 3,000,000 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

          This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

          In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

          As used in this quarterly report, the terms “we”, “us”, “our” and “Search By Headlines” mean Search By Headlines.Com Corp.

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

Results of Operations for the three month period ended October 31, 2008

          During the three month period ended October 31, 2008, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended October 31, 2008 was $8,486 compared to a loss of $4,200 for the three month period ended October 31, 2007. The increase was due to the fact that we spent more money on general and administrative expenses.

          General and administrative expenses were $8,486 for the three months ended October 31, 2008, compared to $4,200 for the three months ended October 31, 2007.

          We did not record any interest income for the three month periods ended October 31, 2008 and October 31, 2007.

          Our net comprehensive loss for the three months ended October 31, 2008 was $3,811, or $0.00 per share, as compared to a net loss of $4,239, or $0.00 per share, for the three months ended October 31, 2007. The decrease in comprehensive loss was due to the fact that we recorded foreign currency translation revenue of $4,675.

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

          Management projects that we may require $100,000 to $125,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected expenditures for the next twelve month period, are broken down as follows:

Estimated Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$10,000-$15,000

General and Administrative	$35,000-$40,000

Legal and Accounting	$35,000-$40,000

Website development costs	$20,000-$30,000

Total	$100,000-$125,000

Liquidity and Capital Resources

Working Capital
	As at October 31, 2008	As at July 31, 2008
Current Assets	$11,855	$17,693
Current Liabilities	$23,880	$26,848
Working Capital	$(12,025)	$(9,155)

Cash Flows
	Three Months Ended	Three Months Ended
	October 31, 2008	October 31, 2007
Cash Flows (Used In)/Provided By Operating Activities	$(10,513)	$206
Cash Flows from Financing Activities	$-	$-
Cash Flows (Used In) Investing Activities	$-	$(4,215)
Net decrease in Cash During Period	$(5,838)	$(4,048)

Operating Activities

          Our operating activities used cash of $10,513 for the three month period ended October 31, 2008. The cash used during the period primarily was due to payment of general and administrative expenses.

Investing Activities

          Investing activities used cash of $Nil for the three month period ended October 31, 2008, compared to $4,215 for the three month period ended October 31, 2007. This decrease in cash used in investing activities was the result of not incurring any website development costs in the three month period ended October 31,2008.

Financing Activities

          Financing activities provided cash of $Nil for the three month period ended October 31, 2008, which was the same as for the three month period ended October 31, 2007.

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

          We have historically incurred losses, and through October 31, 2008 have incurred a net comprehensive loss of $42,120 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

          To date we have not generated any income from our operations and we have been dependant on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to October 31, 2008, we generated no revenues. As at October 31, 2008, we had working capital deficiency of $12,025. We estimate that we will require approximately $100,000 to $125,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

          We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at October 31, 2008, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and October 31, 2008, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website, to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

          Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and October 31, 2008 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable.

Item 4T. Controls and Procedures.

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

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. This evaluation was carried out by our principal executive officer, principal financial officer and principal accounting officer. Based upon that evaluation, our company’s principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal Control over Financial Reporting

          During our most recently completed fiscal quarter ended October 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

          Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information

          None.

Item 6. Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2, filed on December 8, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM CORP.

By: /s/ Joe Loeppky
Joe Loeppky
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Dated: December 10, 2008