Form 10-Q
period 2009-01-31
Search By Headlines.com Inc.
filed 2009-03-16
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 333-139209

SEARCH BY HEADLINES.COM CORP.
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

9,010,000 common shares issued and outstanding as of March 11, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of January 31, 2009, and our results of operations and our cash flows for the three month period ended January 31, 2009 and for the period from inception (May 17, 2005) to January 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2009

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
January 31, 2009 and July 31, 2008
(Stated in US Dollars)
(Unaudited)

	January 31,	July 31,
ASSETS	2009	2008

Current
Cash and cash equivalents	$1,814	$17,693

Website – Notes 3 and 4	2,095	3,946

	$3,909	$21,639

LIABILITIES

Current
Accounts payable	$23,021	$26,848

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	10,564	9,262
Deficit accumulated during the development stage	(92,776)	(77,571)

Total stockholders’ deficiency	(19,112)	(5,209)

	$3,909	$21,639

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and six months ended January 31, 2009 and 2008 and for the period May 17, 2005 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Six months ended		Inception) to
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	911	913	1,851	1,824	8,651
General and administrative –	5,808	7,566	13,354	10,855	85,735
Note 4

Loss from operations	(6,719)	(8,479)	(15,205)	(12,679)	(94,386)

Interest income	-	-	-	-	1,610

Loss before other	(6,719)	(8,479)	(15,205)	(12,679)	(92,776)

Other:
Foreign currency translation adjustment	(3,373)	1,248	1,302	1,209	10,564

Net comprehensive loss for the period	$(10,092)	$(7,231)	$(13,903)	(11,470)	$(82,212)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to January 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
			Common Stock			Accumulated
				Additional		During the
				Paid-in	Comprehensive	Development
		Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005	- at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment		-	-	-	6,487	-	6,487
Net loss for the year		-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006		9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment		-	-	-	2,000	-	2,000
Net loss for the year		-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007		9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment		-	-	-	775	-	775
Net loss for the period		-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008		9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment		-	-	-	1,302	-	1,302
Net loss for the period		-	-	-	-	(15,205)	(15,205)

Balance January 31, 2009		$9,010,000	$9,010	$54,090	$10,564	$(92,776)	$(19,112)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the six months ended January 31, 2009 and 2008 and
for the period May 17, 2005 (Date of Inception) to January 31, 2009
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Six months ended		Inception) to
	January 31,		January 31,
	2009	2008	2009

Operating Activities
Net loss for the period	$(15,205)	$(12,679)	$(92,776)
Amortization expense	1,851	1,824	8,850
Changes in operating working capital items:
Accounts payable	(3,827)	1,038	23,021

	(17,181)	(9,817)	(54,237)

Investing Activity
Website development	-	(4,215)	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	1,302	(1,209)	10,564

Increase (decrease) in cash during the period	(15,879)	(12,823)	1,814

Cash and cash equivalents, beginning of the period	17,693	34,311	-

Cash and cash equivalents, end of the period	$1,814	$21,488	$1,814

SEE ACCOMPANYING NOTES

9

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2009
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

The Company’s fiscal year end is July 31.

Note 3	Website

	January 31, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$8,850	$2,095

	July 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$6,999	$3,946

Note 4	Related Party Transactions

During the six months ended January 31, 2009, the Company did not have any related party transactions.

As at January 31, 2009, directors of the Company own 3,000,000 common shares.

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

Results of Operations for the three month period ended January 31, 2009

     During the three month period ended January 31, 2009, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended January 31, 2009 was $6,719 compared to a loss of $8,479 for the three month period ended January 31, 2008. The decrease was due to the fact that we incurred less costs on general and administrative expenses.

     General and administrative expenses were $6,719 for the three months ended January 31, 2009, compared to $8,479 for the three months ended January 31, 2008.

     We did not record any interest income for the three month periods ended January 31, 2009 and January 31, 2008.

     Our net comprehensive loss for the three months ended January 31, 2009 was $10,092, or $0.00 per share, as compared to a net comprehensive loss of $7,231, or $0.00 per share, for the three months ended January 31, 2008. The increase in comprehensive loss was primarily due to the fact that we incurred a foreign currency transaction adjustment loss of $3,373 compared to a foreign currency translation gain of $1,248 for the three months ended January 31, 2008.

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

Estimated Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing	$10,000-$15,000
General and Administrative	$35,000-$40,000
Legal and Accounting	$35,000-$40,000
Website development costs	$20,000-$30,000
Total	$100,000-$125,000

Liquidity and Capital Resources

Working Capital

	As at January 31, 2009	As at July 31, 2008
Current Assets	$1,814	$17,693
Current Liabilities	$23,021	$26,848
Working Capital (Deficiency)	$(21,207)	$(9,155)

Cash Flows

	Six Months Ended	Six Months Ended
	January 31, 2009	January 31, 2008
Cash Flows (Used In)/Provided By Operating Activities	$(17,181)	$(9,817)
Cash Flows from Financing Activities	$-	$-
Cash Flows (Used In) Investing Activities	$-	$(4,215)
Net Increase (decrease) in Cash During Period	$(15,879)	$(12,823)

Operating Activities

     Our operating activities used cash of $17,181 for the six month period ended January 31, 2009. The cash used during the period primarily was due to payment of general and administrative expenses.

Investing Activities

     Investing activities used cash of $Nil for the six month period ended January 31, 2009, compared to $4,215 for the six month period ended January 31, 2008. This decrease in cash used in investing activities was the result of not incurring website development costs during the six month period ended January 31, 2009.

Financing Activities

     Financing activities provided cash of $Nil for the six month period ended January 31, 2009, which was the same as for the six month period ended January 31, 2008.

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

     We have historically incurred losses, and through January 31, 2009 have incurred a net comprehensive loss of $82,212 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

     To date we have not generated any income from our operations and we have been dependant on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to January 31, 2009, we generated no revenues. As at January 31, 2009, we had working capital deficiency of $21,207. We estimate that we will require approximately $100,000 to $125,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

     We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at January 31, 2009, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and January 31, 2009, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website, to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

     Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and January 31, 2009 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. This evaluation was carried out by our principal executive officer, principal financial officer and principal accounting officer. Based upon that evaluation, our company’s principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal Control over Financial Reporting

     During our most recently completed fiscal quarter ended January 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Dated: March 12, 2009