Form 10-Q
period 2009-04-30
Search By Headlines.com Inc.
filed 2009-06-22
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-139209

SEARCH BY HEADLINES.COM CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Yes [   ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]     No [   ]      (does not yet apply to registrant)

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

9,010,000 common shares issued and outstanding as of June 15, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of April 30, 2009, and our results of operations and our cash flows for the three month period ended April 30, 2009 and for the period from inception (May 17, 2005) to April 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
April 30, 2009 and July 31, 2008
(Stated in US Dollars)
(Unaudited)

	April 30,	July 31,
	2009	2008

ASSETS

Current
Cash and cash equivalents	$1,077	$17,693

Website – Note 3	1,156	3,946

	$2,233	$21,639

LIABILITIES

Current
Accounts payable	$27,305	$26,848

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	10,378	9,262
Deficit accumulated during the development stage	(98,550)	(77,571)

Total stockholders’ deficiency	(25,072)	(5,209)

	$2,233	$21,639

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and nine months ended April 30, 2009 and 2008 and for the period May 17, 2005 (Date of Inception) to April 30, 2009
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Nine months ended		Inception) to
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	814	992	2,553	2,816	9,552
General and	4,960	4,500	18	15,355	90,608
administrative – Note 4

Loss from operations	(5,774)	(5,492)	(20,979)	(18,171)	(100,160)

Interest income	-	-	-	-	1,610

Loss before other	(5,774)	(5,492)	(20,979)	(18,171)	(98,550)

Other:
Foreign currency	(186)	(388)	1,116	821	10,378
translation adjustment

Net comprehensive loss for	$(5,960)	$(5,880)	$(19,863)	(17,350)	$(88,172)
the period

Basic and diluted loss per	$(0.00)	$(0.00)	$(0.00)	$(0.00)
share

Weighted average number of	9,010,000	9,010,000	9,010,000	9,010,000
shares outstanding

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to April 30, 2009
(Stated in US Dollars)
(Unaudited )

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Comprehensive	Development
		Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005	- at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment		-	-	-	6,487	-	6,487
Net loss for the year		-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006		9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment		-	-	-	2,000	-	2,000
Net loss for the year		-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007		9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment		-	-	-	775	-	775
Net loss for the period		-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008		9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment		-	-	-	1,116	-	1,116
Net loss for the period		-	-	-	-	(20,979)	(20,979)

Balance April 30, 2009		9,010,000	$9,010	$54,090	$10,378	$(98,550)	$(25,072)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended April 30, 2009 and 2008 and
for the period May 17, 2005 (Date of Inception) to April 30, 2009
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Nine months ended		Inception) to
	April 30,		April 30,
	2009	2008	2009

Operating Activities
Net loss for the period	$(20,979)	$(18,171)	$(98,550)
Amortization expense	2,790	2,816	9,789
Changes in operating working capital items:
Accounts payable	457	5,380	27,305

	(17,732)	(9,975)	(61,456)

Investing Activity
Website development	-	(4,215)	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	1,116	821	10,378

Increase (decrease) in cash during the period	(16,616)	(13,369)	1,077

Cash and cash equivalents, beginning of the period	17,693	34,311	-

Cash and cash equivalents, end of the period	$1,077	$20,942	$1,077

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2008 annual financial statements.

Note 2	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. The Company provides a specialized internet search engine that features news in a format that allows users to search or submit news by headline.

The Company’s fiscal year end is July 31.

Note 3	Website

	April 30, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$9,789	$1,156

	July 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$6,999	$3,946

Note 4	Related Party Transactions

During the nine months ended April 30, 2009, the Company did not have any related party transactions.

As at April 30, 2009, directors of the Company own 3,000,000 common shares.

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

Results of Operations for the three month period ended April 30, 2009

Material Changes in Financial Condition

	April 30, 2009	July 31, 2008

Current Assets	$1,077	$17,693
Current Liabilities	27,305	26,848
Working Capital Deficiency	$26,228	$9,155

Current assets at April 30, 2009 were $1,077 compared to current assets of $17,693 at July 31, 2008. This $16,616 decrease is due to paying ongoing expenses of the Company which decreased cash.

Liabilities at April 30, 2009 were $27,305 as compared to $26,848 at July 31, 2008. The $457 increase is due to incurring additional payables in respect to the ongoing operations of the Company.

Revenue

During the three and nine month period ended April 30, 2009, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended April 30, 2009 was $5,960 compared to a loss of $5,880 for the three month period ended April 30, 2008. The increase was due to an increase in general and administrative expenses.

Operating Costs and Expenses

The major components of our revenue and expenses for the three and nine month periods ended April 30, 2009 and April 30, 2008 and from May 17, 2005 (the date of inception) until April 30, 2009 are outlined in the table below:

						May 17, 2005
						(date of
	Three Months			Nine Months		Inception) to
	Ended April 30,			Ended April 30,		July 31,
	2009		2008	2009	2008	2008
Revenue	$-		$-	$-	$-	$-
Expenses
Amortization of intangible assets	$814		$992	$2,553	$2,816	$9,552
General and administrative	$4,960		$4,500	$18,426	$15,355	$90,608

Loss From Operations	$(5,774)		$(5,492)	$(20,979)	$(18,171)	$(100,160)
Interest Income	$-		$-	$-	$-	$1,610
	$(5,774)	$	(,5492)	$(20,979)	$(18,171)	$(98,550)
Loss before other
Other
Foreign currency translation
adjustment	$(186)		$(388)	$1,116	$821	$10,378
Net comprehensive loss for the period	$(5,960)		$($5,880)	$(19,863)	$($17,350)	$(88,172)

General and administrative expenses were $4,960 for the three months ended April 30, 2009, compared to $4,500 for the three months ended April 30, 2008. The $460 increase in general and administrative expenses is due to an increase in legal fees incurred.

General and administrative expenses were $18,426 for the nine months ended April 30, 2009, compared to $15,355 for the three months ended April 30, 2008. The $3,071 increase in general and administrative expenses is due to an increase in legal fees incurred.

Amortization of intangible assets were $814 for the three months ended April 30, 2009, compared to $992 for the three months ended April 30, 2008. The $178 decrease in amortization of intangible assets is due to a decrease in the unamortized balance in intangible assets.

Amortization of intangible assets were $2,553 for the nine months ended April 30, 2009, compared to $2,816 for the nine months ended April 30, 2008. The $263 decrease in amortization of intangible assets is due to a decrease in the unamortized balance in intangible assets.

We did not record any interest income for the three and nine month periods ended April 30, 2009 and April 30, 2008.

Our net comprehensive loss for the three months ended April 30, 2009 was $5,960, or $0.00 per share, as compared to a net comprehensive loss of $5,880, or $0.00 per share, for the three months ended April 30, 2008. The $80 increase in comprehensive loss was primarily due to the foreign currency translation adjustment.

Our net comprehensive loss for the nine months ended April 30, 2009 was $19,863, or $0.00 per share, as compared to a net comprehensive loss of $17,350, or $0.00 per share, for the nine months ended April 30, 2008. The $2,513 increase in comprehensive loss was primarily due to the increase in general and administrative expenses.

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

Estimated Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing	$10,000-$15,000
General and Administrative	$35,000-$40,000
Legal and Accounting	$35,000-$40,000
Website development costs	$20,000-$30,000
Total	$100,000-$125,000

Liquidity and Capital Resources

Working Capital

	As at April, 2009	As at July 31, 2008
Current Assets	$1,077	$17,693
Current Liabilities	$27,305	$26,848
Working Capital (Deficiency)	$(26,228)	$(9,155)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2009	April, 2008
Cash Flows (Used In)/Provided By Operating Activities	$(17,732)	$(9,975)
Cash Flows from Financing Activities	$-	$-
Cash Flows (Used In) Investing Activities	$-	$(4,215)
Net Increase (decrease) in Cash During Period	$(16,616)	$(13,369)

Our operating activities used cash of $17,035 for the nine month period ended April 30, 2009. The cash used during the period primarily was due to payment of general and administrative expenses.

Investing Activities

Investing activities used cash of $Nil for the nine month period ended April 30, 2009, compared to $4,215 for the nine month period ended April 30, 2008. This $4,215 increase in cash used in investing activities was the result of not incurring website development costs during the nine month period ended April 30, 2009.

Financing Activities

Financing activities provided cash of $Nil for the nine month period ended April 30, 2009, which was the same as for the nine month period ended April 30, 2008.

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

We have historically incurred losses, and through April 30, 2009 have incurred a net comprehensive loss of $88,172 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

To date we have not generated any income from our operations and we have been dependant on sales of our equity securities to meet the majority of our cash requirements. From our date of inception on May 17, 2005 to April 30, 2009, we generated no revenues. As at April 30, 2009, we had working capital deficiency of $26,228. We estimate that we will require approximately $100,000 to $125,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when, if ever, we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign agreements with advertisers or to respond to unanticipated requirements or expenses. If we are unable to generate significant revenues from operations or obtain financing, then we will not be able to maintain our operations.

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

We have not generated any revenues since our inception on May 17, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at April 30, 2009, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between May 17, 2005 and April 30, 2009, we raised $63,100 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website, to be approximately $7,500 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

Our company anticipates that the funds that were raised from private placements by way of 31 subscription agreements entered into between May 17, 2005 and April 30, 2009 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. This evaluation was carried out by our principal executive officer, principal financial officer and principal accounting officer. Based upon that evaluation, our company’s principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended April 30, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Dated: June 15, 2009