Form 10-K
period 2009-07-31
Search By Headlines.com Inc.
filed 2009-10-29
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52381

SEARCH BY HEADLINES.COM CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Beaufort Road, North Vancouver, British Columbia, Canada, V7G 1R7
(Address of principal executive offices)

778.386.3528
(Issuer’s telephone number)

5520 – 14B Avenue, Delta, British Columbia, Canada, V4M 2G6
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

2

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$60,100 based on a price of $0.01 per share multiplied by 6,010,000 common shares held by non-affiliates.
The common shares of our company have not traded to date. As a result, aggregate market value has been determined by the issue price per share of the last private placement of our company, whereby 6,010,000 common shares were issued at $0.01 per common share in September 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of
the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 9,010,000 shares of common stock as of October 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]     No [X]

3

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

We have ceased our previous operations running a news website and are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC BB. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of the company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

We currently do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

Our company is currently operated by Joe Loeppky as our president, secretary and treasurer. We do not anticipate hiring employees in the near future.

Intellectual Property

On September 25, 2007, our company was granted a Trade Mark for “Search By Headlines.com” with the U.S. Patent and Trade Mark Office.

ITEM 1A. RISK FACTORS

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

Business opportunities that we believe are in the best interests of the company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of the company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of the company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

The worldwide economic downturn may reduce our ability to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business and investors will lose their entire investment in our company.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $1,104 and a working capital deficit of $36,138 as of July 31, 2009. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations. If we cannot raise the funds that we require, we will go out of business and investors will lose their entire investment in our company.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

In the United States, our common shares are traded on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SBHL”. However, the first trade has not yet occurred.

On October 26, 2009 the shareholders’ list for our common stock showed 31 registered stockholders and 9,010,000 shares issued and outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year the ended July 31, 2009 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 2 of this annual report.

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

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Financing or Funding	$10,000-$15,000
General and Administrative	$20,000-$25,000
Legal and Accounting	$20,000-$25,000
Total	$50,000-$65,000

Financing or Funding expenses will include the costs of finder’s fees, bank fees, and all other fees related to our anticipated fund raising efforts, whether it is borrowing money or selling shares of our common stock.

General and Administrative expenses will include the fees and travel costs we expect to pay for seeking out business opportunities and negotiating and executing definitive agreements for the new business acquisition.

Legal and accounting expenses will include those required to maintain our status as an OTC BB company as well as for the legal and accounting work required for the acquisition of the new business opportunity, including due diligence work by our attorneys.

Results of Operations for the period year ended July 31, 2009.

During the year ended July 31, 2009, covered by our audited financial statements, we did not generate any revenues. Our operating expenses for the year ended July 31, 2009, were $28,934, compared to $23,383 for the year ended July 31, 2008. General and administrative costs were $25,177, compared to $19,655 for the year ended July 31, 2008. We expect this number to increase to approximately $40,000 over the next twelve month period which management expects will be adequate to support our business operations. Amortization expense was $3,757, which we expect to decrease to $189 over the next twelve month period as website costs become fully amortized. We recorded interest income of $Nil during the year ended July 31, 2009, compared to $Nil for the year ended July 31, 2008.

We had a foreign currency translation adjustment of ($1,806) as the Canadian dollar decreased in value against the United States dollar during the year. We cannot determine with any certainty whether this will re-occur in the next twelve month period.

We reported a net loss of $28,934 for the year ended July 31, 2009, compared to a net loss of $23,383 for the year ended July 31, 2008 primarily because of an increase in our general and administrative expenses of $5,522. The primary increase in our general and administrative expenses are from increases in legal fees from $7,378 in the fiscal year ended July 31, 2008 to $10,841 in the fiscal year ended July 31, 2009.

Future Operations

Our primary objectives for the next twelve month period are to find and acquire a new business opportunity.

Future Financing

In the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity financings. In the short term, we intend to fund future cash shortfalls from loans from directors.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment over the next 12 months but that may change depending on the type of business that we acquire in the event that we are successful in doing so.

Going Concern

Due to our being a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended July 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through July 31, 2009 have incurred losses of $99,049 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing, acquiring a new business and achieving a break even or profitable level of operations in that new business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents and accounts payable are considered by management to be their estimated fair values due to their short term maturities. Our company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

Website Costs

Our company recognizes the costs incurred in the development of its website in accordance with EITF 00-2 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” After technological feasibility is established, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating the website are expensed as incurred.

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

Foreign Exchange

Our company’s functional currency is in Canadian dollars as substantially all of our company’s operations are in Canada. Our company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the FAS No. 52 “Foreign Currency Translation.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2009

(Stated in US Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107

Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Search by Headlines.com Corp.
(A Development Stage Company)
Vancouver, BC, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Search by Headlines.com Corp. as of July 31, 2009 and 2008 and the statements of operations, stockholders' equity and cash flows for the years ended July 31, 2009 and 2008 and the period May 17, 2005 (Date of Inception) to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Search by Headlines.com Corp. as of July 31, 2009 and 2008 and the results of operations and cash flows for the years ended July 31, 2009 and 2008 and the period May 17, 2005 (Date of Inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
October 6, 2009	s/Madsen & Associates, CPA’s Inc.

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEETS
July 31, 2009 and 2008
(Stated in US Dollars)

	July 31,	July 31,
	2009	2008
ASSETS

Current
Cash and cash equivalents	$1,104	$17,693

Website – Note 3	189	3,946

	$1,293	$21,639

LIABILITIES

Current
Accounts payable	$37,242	$26,848

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	7,456	9,262
Deficit accumulated during the development stage	(106,505)	(77,571)

Total stockholders’ deficiency	(35,949)	(5,209)

	$1,293	$21,639

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
for the years ended July 31, 2009 and 2008 and
for the period May 17, 2005 (Date of Inception) to July 31, 2009
(Stated in US Dollars)

			May 17,
			2005 (Date of
	Years Ended		Inception) to
	July 31,		July 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Amortization	3,757	3,728	10,756
General and administrative – Note 4	25,177	19,655	97,359

Loss from operations	(28,934)	(23,383)	(108,115)

Interest income	-	-	1,610

Loss before other	(28,934)	(23,383)	(106,505)

Other:
Foreign currency translation adjustment	(1,806)	775	7,456

Net comprehensive loss for the period	$(30,740)	$(22,608)	$(99,049)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to July 31, 2009
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Comprehensive	Development
		Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005	- at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment		-	-	-	6,487	-	6,487
Net loss for the year		-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006		9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment		-	-	-	2,000	-	2,000
Net loss for the year		-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007		9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment		-	-	-	775	-	775
Net loss for the period		-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008		9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment		-	-	-	(1,806)	-	(1,806)
Net loss for the period		-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009		9,010,000	$9,010	$54,090	$7,456	$(106,505)	$(35,949)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the years ended July 31, 2009 and 2008 and
for the period May 17, 2005 (Date of Inception) to July 31, 2009
(Stated in US Dollars)

			May 17
			2005 (Date of
	Years ended		Inception) to
	July 31,		April 30,
	2009	2008	2009

Operating Activities
Net loss for the period	$(28,934)	$(23,383)	$(106,505)
Amortization expense	3,757	3,728	10,756
Changes in operating working capital items:
Accounts payable	10,394	6,477	37,242

	(14,783)	(13,178)	(58,507)

Investing Activity
Website development	-	(4,215)	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	(1,806)	775	7,456

Increase (decrease) in cash during the period	(16,589)	(16,618)	1,104

Cash and cash equivalents, beginning of the period	17,693	34,311	-

Cash and cash equivalents, end of the period	$1,104	$17,693	$1,104

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009
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

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2009
(Stated in US Dollars) – Page 17

Note 2	Summary of Significant Accounting Policies – (cont’d)

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

At July 31, 2009 and 2008, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

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

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2009
(Stated in US Dollars) – Page 18

Note 3	Website

	July 31, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,756	$189

	July 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$6,999	$3,946

Note 4	Capital Stock – Note 6

During the year ended July 31, 2005, the Company issued 3,000,000 and 6,010,000 common shares at $0.001 and $0.01 per share respectively for cash proceeds totalling $63,100 in a private placement.

Note 5	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2009	2008

Deferred tax assets
Non-capital loss carry-forward	$15,975	$11,637
Valuation allowance for deferred tax asset	(15,975)	(11,637)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At July 31, 2009, the Company has accumulated non-capital losses totalling $106,505, which are available to reduce taxable income in future taxation years. These losses expire commencing 2026.

Note 6	Related Party Transactions

During the year ended July 31, 2009, the Company did not have any related party transactions. During the year ended July 31, 2008 the Company incurred website development costs charged by a director of the Company totalling $4,215.

As at July 31, 2008, directors of the Company own 3,000,000 common shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective.

Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

Our management believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at October 26, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joe Loeppky	President, Secretary, Treasurer and Director	31	May 17, 2005
Jason Hanson	Director	33	May 17, 2005
Peter Hornstein	Director	53	May 17, 2005

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

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee. We believe this is appropriate since we currently have no operations.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. However, Messrs. Hanson and Hornstein are independent directors as defined by Rule 4200(a)(14) of the FINRA Rules.

Since the commencement of our most recently completed financial year, we have not required any non-audit services to be provided by our auditor.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development, lack of operations and the fact the we have not generated any positive cash flows from operations to date.

Nomination Procedures For Appointment of Directors

As of October 26, 2009, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

We have not yet adopted a Code of Ethics but we do plan do adopt one within the next fiscal quarter.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joe Loeppky	1(1)	1(1)	1
Jason Hanson	1(1)	1(1)	1
Peter Hornstein	1(1)	1(1)	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the two years ended July 31, 2009 and 2008. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Joe Loeppky President, Secretary and Treasurer(1)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $4,215(2)	$Nil $4,215(2)

(1)	Joe Loeppky was appointed as our president, secretary and treasurer on May 17, 2005.
(2)	Joe Loeppky was paid $4,215 and $1,888 for website development costs.

Compensation Discussion and Analysis

We have not entered into any employment agreement or consulting agreement with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at July 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended July 31, 2009.

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

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at October 26, 2009, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Based on 9,010,000 shares of common stock issued and outstanding as of October 26, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the year ended we didn’t have any related party transactions. We paid Joe Loeppky, our president, secretary, treasurer and director, $4,215 in consulting fees for website development during the year ended July 31, 2008.

The promoters of our company are our president, secretary, treasurer and director, Joe Loeppky, and our director Jason Hanson.

Corporate Governance

Director Independence

We currently act with three directors consisting of Joe Loeppky, Jason Hanson and Peter Hornstein. Mr. Loeppky is not independent as he is the president, secretary treasurer of our company. Messrs. Hanson and Hornstein are independent directors as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit Committee

Our board of directors acts as our audit committee. As of this date, all of our current directors are members of our audit committee.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. Messrs Hanson and Hornstein are independent as defined by Rule 4200(a)(14) of the FINRA Rules. Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company. Our company has not adopted a Compensation Committee Charter.

Transactions with Independent Directors

During the year ended July 31, 2009, we did not have any related party transactions. None of our independent directors entered into any transaction, relationship or arrangement during the year ended July 31, 2009 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(14) of the FINRA Rules.

Board of Directors

As mentioned above, Messrs. Hanson and Hornstein are independent directors as defined in Rule 4200(a)(14) of the FINRA Rules. Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities will be to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board will also be responsible for:

  selecting and assessing members of the board;

  choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company’s internal control and management information systems;

  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

  reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2009 and for fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2009	July 31, 2008
Audit Fees	$5,035	$4,895
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$5,035	$4,895

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Weinberg & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Weinberg & Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky.

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joe Loeppky.

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
Dated: October 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Joe Loeppky
Joe Loeppky President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Controller)
Dated: October 28, 2009

/s/ Jason Hanson
Jason Hanson, Director
Dated: October 28, 2009

/s/ Peter Hornstein
Peter Hornstein, Director
Dated: October 28, 2009