Form 10-Q
period 2009-10-31
SEARCH BY HEADLINES.COM CORP.
filed 2009-12-09
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52381

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

Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest p racticable date:

9,010,000 common shares issued and outstanding as of December 8, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of October 31, 2009, and our results of operations and our cash flows for the three month period ended October 31, 2009 and for the period from inception (May 17, 2005) to October 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2009

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
October 31, 2009 and July 31, 2009
(Stated in US Dollars)
(Unaudited)

	October 31,	July 31,
ASSETS	2009	2009

Current
Cash and cash equivalents	$760	$1,104

Website – Note 3	-	189

	$760	$1,293

LIABILITIES

Current
Accounts payable	$47,828	$37,242

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	7,327	7,456
Deficit accumulated during the development stage	(117,495)	(106,505)

Total stockholders’ deficiency	(47,068)	(35,949)

	$760	$1,293

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three months ended October 31, 2009 and 2008 and
for the period May 17, 2005 (Date of Inception) to October 31, 2009
(Stated in US Dollars)
(Unaudited)

			May 17,
			2005 (Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses

Amortization	189	941	10,945
General and administrative	10,801	7,545	108,160

Loss from operations	(10,990)	(8,486)	(119,105)

Interest income	-	-	1,610

Loss before other	(10,990)	(8,486)	(117,495)

Other:
Foreign currency translation adjustment	(129)	4,675	7,327

Net comprehensive loss for the period	$(11,119)	$(3,811)	$(110,168)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to October 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Comprehensive	Development
		Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005	- at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment		-	-	-	6,487	-	6,487
Net loss for the year		-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006		9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment		-	-	-	2,000	-	2,000
Net loss for the year		-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007		9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment		-	-	-	775	-	775
Net loss for the period		-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008		9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment		-	-	-	(1,806)	-	(1,806)
Net loss for the period		-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009		9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment		-	-	-	(129)	-	(129)
Net loss for the period		-	-	-	-	(10,990)	(10,990)

Balance, October 31, 2009		9,010,000	$9,010	$54,090	$7,327	$(117,495)	$(47,068)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three months ended October 31, 2009 and 2008 and
for the period May 17, 2005 (Date of Inception) to October 31, 2009
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2009	2008	2009

Operating Activities
Net loss for the period	$(10,990)	$(8,486)	$(117,495)
Amortization expense	189	941	10,945
Changes in operating working capital item:
Accounts payable	10,586	(2,968)	47,828

	(215)	(10,513)	(58,722)

Investing Activity
Website development	-	-	(10,945)

Financing Activity
Issuance of common stock for cash	-	-	63,100

Effect of foreign exchange on cash	(129)	4,675	7,327

Increase (decrease) in cash during the period	(344)	(5,838)	760

Cash and cash equivalents, beginning of the period	1,104	17,693	-

Cash and cash equivalents, end of the period	$760	$11,855	$760

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2009 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2009 annual financial statements.

Note 2	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the period ended October 31, 2009, the Company ceased the operation of its internet search engine that features news in a format that allows users to search or submit news by headline. As at October 31, 2009, the Company has no business operations.

The Company’s fiscal year end is July 31.

Note 3	Website

	October 31, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,945	$-

	July 31, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,756	$189

Note 4	Related Party Transactions

As at October 31, 2009, directors of the Company own 2,000,000 common shares.

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

Results of Operations for the three month period ended October 31, 2009

During the three month period ended October 31, 2009, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended October 31, 2009 was $10,990 compared to a loss of $8,486 for the three month period ended October 31, 2008. The increase was due to the fact that we spent more money on general and administrative expenses.

General and administrative expenses were $10,801 for the three months ended October 31, 2009, compared to $7,545 for the three months ended October 31, 2008.

Amortization expenses were $189 for the three months ended October 31, 2009, compared to $941 for the three months ended October 31, 2008.

We did not record any interest income for the three month periods ended October 31, 2009 and October 31, 2008.

Our net comprehensive loss for the three months ended October 31, 2009 was $11,119, or $0.00 per share, as compared to a net loss of $3,811, or $0.00 per share, for the three months ended October 31, 2009. The increase in comprehensive loss was due to the fact that we recorded foreign currency adjustment of $(129) in 2008, compared to recording foreign currency revenue of $4,675 in 2008.

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

Management projects that we may require $50,000 to $65,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

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

Liquidity and Capital Resources

Working Capital
	As at October 31,	As at July 31,
	2009	2009

Current Assets	$760	$1,293
Current Liabilities	$47,828	$37,242
Working Capital	$(47,068)	$(35,949)

Cash Flows
	Three Months	Three Months
	Ended	Ended
	October 31, 2009	October 31, 2008

Cash Flows (Used In)/Provided By Operating Activities	$(215)	$(10,513)
Cash Flows from Financing Activities	$-	$-
Cash Flows (Used In) Investing Activities	$-	$-
Net decrease in Cash During Period	$(344)	$(5,838)

Operating Activities

Cash flows used in our operating activities were $215 for the three month period ended October 31, 2009. The cash used during the period primarily was due to payment of general and administrative expenses.

Investing Activities

Investing activities used cash of $Nil for the three month period ended October 31, 2009 and for the three month period ended October 31, 2008.

Financing Activities

Financing activities provided cash of $Nil for the three month period ended October 31, 2009, which was the same as for the three month period ended October 31, 2008.

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

We have historically incurred losses, and through October 31, 2009 have incurred losses of $110,168 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

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

We had cash in the amount of $760 and a working capital deficit of $47,068 as of October 31, 2009. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2009, our principal executive officer, principal financial officer have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended October 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On October 29, 2009, Joe Loeppky resigned as the president, secretary, treasurer and a directors of our company.

On October 29, 2009, we appointed Jason Hanson, a current director of our company, as our president, secretary and treasurer.

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

By: /s/ Jason Hanson
Jason Hanson
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated: December 9, 2009