Form 10-Q
period 2010-01-31
SEARCH BY HEADLINES.COM CORP.
filed 2010-03-10
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of March 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of January 31, 2010, and our results of operations and our cash flows for the six month period ended January 31, 2010 and for the period from inception (May 17, 2005) to January 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2010

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
January 31, 2010 and July 31, 2009
(Stated in US Dollars)
(Unaudited)

	January 31,	July 31,
ASSETS	2010	2009

Current
Cash and cash equivalents	$6,807	$1,104

Website – Note 3	--	189

	$6,807	$1,293

LIABILITIES

Current
Accounts payable	$29,630	$37,242
Due to related party – Note 4	28,014	--

	57,644	37,242

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	7,386	7,456
Deficit accumulated during the development stage	(121,323)	(106,505)

Total stockholders’ deficiency	(50,837)	(35,949)

	$6,807	$1,293

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and six months ended January 31, 2010 and 2009 and for the period May 17, 2005 (Date of Inception) to January 31, 2010
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Six months ended		Inception) to
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Revenue	$--	$--	$--	$--	$--

Expenses
Amortization	--	911	189	1,851	10,945
General and administrative	3,828	5,808	14,629	13,354	111,988

Loss from operations	(3,828)	(6,719)	(14,818)	(15,205)	(122,933)

Interest income	--	--	--	--	1,610

Loss before other	(3,828)	(6,719)	(14,818)	(15,205)	(121,323)

Other:
Foreign currency translation adjustment	59	(3,373)	(70)	1,302	7,386

Net comprehensive loss for the period	$(3,769)	$(10,092)	$(14,888)	$(13,903)	$(113.937)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to January 31, 2010
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Comprehensive	Development
		Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005	- at $0.001	3,000,000	$3,000	$--	$--	$--	$3,000
September 2005	- at $0.01	6,010,000	6,010	54,090	--	--	60,100
Foreign currency translation adjustment		--	--	--	6,487	--	6,487
Net loss for the year		--	--	--	--	(15,400)	(15,400)

Balance, July 31, 2006		9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment		--	--	--	2,000	--	2,000
Net loss for the year		--	--	--	--	(38,788)	(38,788)

Balance, July 31, 2007		9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment		--	--	--	775	--	775
Net loss for the period		--	--	--	--	(23,383)	(23,383)

Balance, July 31, 2008		9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment		--	--	--	(1,806)	--	(1,806)
Net loss for the period		--	--	--	--	(28,934)	(28,934)

Balance July 31, 2009		9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment		--	--	--	(70)	--	(70)
Net loss for the period		--	--	--	--	(14,818)	(14,818)

Balance January 31, 2010		9,010,000	$9,010	$54,090	$7,386	$(121,323)	$(50,837)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the six months ended January 31, 2010 and 2009 and
for the period May 17, 2005 (Date of Inception) to January 31, 2010
(Stated in US Dollars)
(Unaudited)

	Six months ended January 31,		May 17 2005(Date of Inception) to January 31,
	2010	2009	2010

Operating Activities
Net loss for the period	$(14,818)	$(15,205)	$(121,323)
Amortization expense	189	1,851	10,945
Changes in operating working capital item:
Accounts payable	(7,612)	(3,827)	29,630

	(22,241)	(17,181)	(80,748)

Investing Activity
Website development	--	--	(10,945)

Financing Activities
Due to related party	28,014	--	28,014
Issuance of common stock for cash	--	--	63,100

	28,014	--	91,114

Effect of foreign exchange on cash	(70)	1,302	7,386

Increase (decrease) in cash during the period	5,703	(15,879)	6,807

Cash and cash equivalents, beginning of the period	1,104	17,693	--

Cash and cash equivalents, end of the period	$6,807	$1,814	$6,807

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2010
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

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the period ended January 31, 2010, the Company ceased the operation of its internet search engine that features news in a format that allows users to submit or search news by headline. As at January 31, 2010, the Company has no business operations.

The Company’s fiscal year end is July 31.

Note 3	Website

	January 31, 2010
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,945	$--

	July 31, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,756	$189

Note 4	Related Party Transactions

During the six months ended January 31, 2010, the Company received advances of $28,014 from a director of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

As at January 31, 2010, directors of the Company own 2,000,000 common shares.

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

Results of Operations for the three month period ended January 31, 2010

During the three month period ended January 31, 2010, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended January 31, 2010 was $3,828 compared to a loss of $6,719 for the three month period ended January 31, 2009. The decrease was due to the fact that we incurred less costs on general and administrative expenses.

General and administrative expenses were $3,828 for the three months ended January 31, 2010, compared to $5,808 for the three months ended January 31, 2009. The decrease was due to the fact that legal expenses decreased in 2010.

Amortization expenses were $Nil for the three months ended January 31, 2010, compared to $911 for the three months ended January 31, 2009. The decrease was due to the fact that the website costs have been fully amortized.

We did not record any interest income for the three month periods ended January 31, 2010 and January 31, 2009.

Our net comprehensive loss for the three months ended January 31, 2010 was $3,769, or $0.00 per share, as compared to a net loss of $10,092, or $0.00 per share, for the three months ended January 31, 2009. The decrease in comprehensive loss was largely due to the fact that we recorded a foreign currency gain of $59 the three months ended January 31, 2010, whereas we recorded a foreign currency adjustment loss of $3,373 in the three months ended January 31, 2009.

Results of Operations for the six month period ended January 31, 2010

During the six month period ended January 31, 2010, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the six month period ended January 31, 2010 was $14,818 compared to a loss of $15,205 for the six month period ended January 31, 2009. The decrease was due to a decrease in amortization expense in 2010.

General and administrative expenses were $14,629 for the six months ended January 31, 2010, compared to $13,354 for the six months ended January 31, 2009.

We did not record any interest income for the six month periods ended January 31, 2010 and January 31, 2009.

Our net comprehensive loss for the six months ended January 31, 2010 was $14,888, or $0.00 per share, as compared to a net comprehensive loss of $13,903, or $0.00 per share, for the three months ended January 31, 2009. The increase in comprehensive loss was primarily due to the fact that the foreign currency translation gain decreased from 2009 compared to 2010.

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management expects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

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

Liquidity and Capital Resources

Working Capital

	As at January 31,	As at July 31,
	2010	2009

Current Assets	$6,807	$1,293
Current Liabilities	$57,644	$37,242
Working Capital (Deficit)	$(50,837)	$(35,949)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	January 31, 2010	January 31, 2009
Cash Flows (Used In)/Provided By Operating Activities	$(22,241)	$(17,181)
Cash Flows Provided By Financing Activities	$28,014	$-
Net increase (decrease) in Cash During Period	$5,703	$(15,879)

Operating Activities

Cash flows used in our operating activities were $22,241 for the six month period ended January 31, 2010. The cash used during the period primarily was due to payment of general and administrative expenses and accounts payable.

Investing Activities

Investing activities used cash of $Nil for the six month period ended January 31, 2010 and for the six month period ended January 31, 2009.

Financing Activities

Financing activities provided cash of $28,014 for the six month period ended January 31, 2010, compared to providing $Nil for the six month period ended January 31, 2009. The increase in cash provided in financing activities was due to an advance of $28,014 received from a director of our company. This amount is unsecured, non-interest bearing and is repayable on demand.

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

We have historically incurred losses, and through January 31, 2010 have incurred losses of $121,323 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable and due to related party are considered by management to be their estimated fair values due to their short term maturities. Our company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

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

Risks Associated with our Company

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

We had cash in the amount of $6,807 and a working capital deficit of $50,837 as of January 31, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

We have no Agreement for Business Combination or Other Transaction and we have no Standards for Business Combinations. We many never enter into a Business Combination or we may enter into an unsuccessful on, either of which would likely cause us to go out of business and our investors to lose all of their investment in our company.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics. We many never enter into a Business Combination or we may enter into an unsuccessful on, either of which would likely cause us to go out of business and our investors to lose all of their investment in our company.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2010, our principal executive officer and principal financial officer has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Changes to Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended January 31, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2, filed on December 8, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM CORP.

By: /s/ Jason Hanson
Jason Hanson
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Dated: March 10, 2010