Form 10-Q
period 2010-04-30
SEARCH BY HEADLINES.COM CORP.
filed 2010-06-10
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 000-52381

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

Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[ ] No[ ]

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

Yes[X] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of June 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     These financial statements have been prepared by Search By Headlines.Com Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of April 30, 2010, and our results of operations and our cash flows for the three month period ended April 30, 2010 and for the period from inception (May 17, 2005) to April 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2010

(Stated in US Dollars)

 (Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
April 30, 2010 and July 31, 2009
(Stated in US Dollars)
(Unaudited)

	April 30,	July 31,
ASSETS	2010	2009

Current
Cash and cash equivalents	$4,845	$1,104

Website – Note 3	-	189

	$4,845	$1,293

LIABILITIES

Current
Accounts payable	$30,514	$37,242
Due to related party – Note 4	29,821	-
		-
	60,335	37,242

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized 100,000,000 common shares, par value $0.001 per share
Issued and outstanding 9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Comprehensive income	4,207	7,456
Deficit accumulated during the development stage	(122,797)	(106,505)

Total stockholders’ deficiency	(55,490)	(35,949)

	$4,845	$1,293

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and nine months ended April 30, 2010 and 2009 and for the period May 17, 2005 (Date of Inception) to April 30, 2010
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Nine months ended		Inception) to
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	-	814	189	2,553	10,945
General and administrative	1,474	4,960	16,103	18,426	113,462

Loss from operations	(1,474)	(5,774)	(16,292)	(20,979)	(124,407)

Interest income	-	-	-	-	1,610

Loss before other	(1,474)	(5,774)	(16,292)	(20,979)	(122,797)

Other:
Foreign currency translation adjustment	(3,179)	(186)	(3,249)	1,116	4,207

Net comprehensive loss for the period	$(4,653)	$(5,960)	$(19,541)	$(19,863)	$(118,590)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to April 30, 2010
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Comprehensive	Development
		Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005	- at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment		-	-	-	6,487	-	6,487
Net loss for the year		-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006		9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment		-	-	-	2,000	-	2,000
Net loss for the year		-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007		9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment		-	-	-	775	-	775
Net loss for the period		-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008		9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment		-	-	-	(1,806)	-	(1,806)
Net loss for the period		-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009		9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment		-	-	-	(3,249)	-	(3,249)
Net loss for the period		-	-	-	-	(16,292)	(16,292)

Balance April 30, 2010		9,010,000	$9,010	$54,090	$4,207	$(122,797)	$(55,490)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended April 30, 2010 and 2009 and
for the period May 17, 2005 (Date of Inception) to April 30, 2010
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Nine months ended		Inception) to
	April 30,		April 30,
	2010	2009	2010

Operating Activities
Net loss for the period	$(16,292)	$(20,979)	$(122,797)
Amortization expense	189	2,790	10,945
Changes in operating working capital item:
Accounts payable	(6,728)	457	30,514

	(22,831)	(17,732)	(81,338)

Investing Activity
Website development	-	-	(10,945)

Financing Activities
Due to related party	29,821	-	29,821
Issuance of common stock for cash	-	-	63,100

	29,821	-	92,921

Effect of foreign exchange on cash	(3,249)	1,116	4,207

Increase (decrease) in cash during the period	3,741	(16,616)	4,845

Cash and cash equivalents, beginning of the period	1,104	17,693	-

Cash and cash equivalents, end of the period	$4,845	$1,077	$4,845

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2010
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

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $122,797 since its inception, has a working capital deficiency of $55,490 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Organization and Nature of Business

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005 with 100,000,000 authorized common shares with a par value of $0.001 per share. During the period ended April 30, 2010, the Company ceased the operation of its internet search engine that features news in a format that allows users to submit or search news by headline. As at April 30, 2010, the Company has no business operations.

The Company’s fiscal year end is July 31.

Note 3	Website

	April 30, 2010
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,945	$-

	July 31, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,756	$189

Note 4	Related Party Transactions

During the nine months ended April 30, 2010, the Company received advances of $29,821 from a director of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

As at April 30, 2010, directors of the Company own 2,000,000 common shares.

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

Results of Operations for the three month period ended April 30, 2010

During the three month period ended April 30, 2010, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended April 30, 2010 was $1,474 compared to a loss of $5,774 for the three month period ended April 30, 2009. The decrease was due to the fact that we incurred less costs on general and administrative expenses.

General and administrative expenses were $1,474 for the three months ended April 30, 2010, compared to $4,960 for the three months ended April 30, 2009. The decrease was due to the fact that our expenses decreased in 2010 as a result of our no longer pursuing our previous business plan.

Amortization expenses were $nil for the three months ended April 30, 2010, compared to $814 for the three months ended April 30, 2009. The decrease was due to the fact that the website costs have been fully amortized.

We did not record any interest income for the three month periods ended April 30, 2010 and April 30, 2009.

Our net comprehensive loss for the three months ended April 30, 2010 was $4,653, or $0.00 per share, as compared to a net comprehensive loss of $5,960, or $0.00 per share, for the three months ended April 30, 2009. The decrease in comprehensive loss was largely due to the fact that we recorded a foreign currency loss of $3,179 in the three months ended April 30, 2010, compared to a foreign currency adjustment loss of $186 in the three months ended April 30, 2009 and lower general and administrative expenses of $1,474 for the three months ended April 30, 2010 compared to $4,960 for the three months ended April 30, 2009.

Results of Operations for the nine month period ended April 30, 2010

During the nine month period ended April 30, 2010, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the nine month period ended April 30, 2010 was $16,292 compared to a loss of $20,979 for the nine month period ended April 30, 2009. The decrease was due to a decrease in amortization expense in 2010 and the fact that we incurred less costs on general and administrative expenses.

General and administrative expenses were $16,103 for the nine months ended April 30, 2010, compared to $18,426 for the nine months ended April 30, 2009. The decrease was due to the fact that our expenses decreased in 2010 as a result of our no longer pursuing our previous business plan.

We did not record any interest income for the nine month periods ended April 30, 2010 and April 30, 2009.

Our net comprehensive loss for the nine months ended April 30, 2010 was $19,541, or $0.00 per share, as compared to a net comprehensive loss of $19,863, or $0.00 per share, for the nine months ended April 30, 2009. The slight decrease in comprehensive loss was primarily due to the fact that the foreign currency translation loss increased from 2009 compared to 2010 and we incurred less costs on general and administrative expenses.

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

Liquidity and Capital Resources

Working Capital

	As at April 30,	As at July 31,
	2010	2009

Current Assets	$4,845	$1,293
Current Liabilities	$60,335	$37,242
Working Capital (Deficit)	$(55,490)	$(35,949)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2010	April 30, 2009

Cash Flows (Used In)/Provided By Operating Activities	$(22,831)	$(17,732)
Cash Flows Provided By Financing Activities	$29,821	$-
Effect of Foreign Exchange on Cash	$(3,249)	$1,116
Net increase (decrease) in Cash During Period	$3,741	$(16,616)

Operating Activities

Cash flows used in our operating activities were $22,831 for the nine month period ended April 30, 2010. The cash used during the period primarily was due to payment of general and administrative expenses and accounts payable.

Investing Activities

Investing activities used cash of $nil for the nine month period ended April 30, 2010 and $nil for the nine month period ended April 30, 2009.

Financing Activities

Financing activities provided cash of $29,821 for the nine month period ended April 30, 2010, compared to providing $nil for the nine month period ended April 30, 2009. The increase in cash provided in financing activities was due to an advance of $29,821 received from a director of our company. This amount is unsecured, non-interest bearing and is repayable on demand.

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

We have historically incurred losses, and through April 30, 2010 have incurred losses of $122,797 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $4,845 and a working capital deficit of $55,490 as of April 30, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2010, our principal executive officer and principal financial officer has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes to Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended April 30, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved).

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
Dated: June 7, 2010