Form 10-K
period 2010-07-31
SEARCH BY HEADLINES.COM CORP.
filed 2010-10-28
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52381

SEARCH BY HEADLINES.COM CORP.
(Name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Beaufort Road, North Vancouver, British Columbia, Canada, V7G 1R7
(Address of principal executive offices)

778.386.3528
(Registrant’s telephone number, including area code)

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

2

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

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
9,010,000 shares of common stock as of October 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

3

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

Corporate History

We were incorporated in the State of Nevada on May 17, 2005. Following incorporation, we commenced the business of marketing our website and accessories throughout North America.

Our principal executive offices are located at 1200 Beaufort Road, North Vancouver, British Columbia, Canada V7G 1R7. Our telephone number is 778.386.3528. We do not have any subsidiaries.

Our Current Business

We have stopped pursuing the use of a news website and are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Bulletin Board, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

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

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

Our company is currently operated by Jason Hanson as our President, Secretary and Treasurer. We do not anticipate hiring employees in the near future.

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

Since 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $649 and a working capital deficit of $60,198 as of July 31, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

We do not have any targets for a business combination or other transaction and we have no minimum standards for a business combination.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and head office is located at 1200 Beaufort Road, North Vancouver, British Columbia, Canada V7G 1R7. The office is provided to us at no cost by Jason Hanson, the president, secretary, treasurer and a director of our company. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to rent the premises without costs so long as the space requirements of our company do not require a larger facility.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

In the United States, our common shares are quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SBHL”. As of October 26, 2010, only one trade of our common shares has occurred for a nominal amount.

On October 26, 2010 the shareholders’ list for our common stock showed 31 registered stockholders and 9,010,000 shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the last three years, we have not sold any of our securities which were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year the ended July 31, 2010 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Results of Operations

During the fiscal year ended July 31, 2010, we did not generate any revenues.

Our operating expenses for the year ended July 31, 2010, were $22,187, compared to $28,934 for the year ended July 31, 2009. General and administrative expenses in the fiscal year ended July 31, 2010 were $21,998, compared to $25,177 for the fiscal year ended July 31, 2009. The decrease of $3,179 was primarily due to a decrease in legal expenses related to regulatory filings. Amortization expense in the fiscal year ended July 31, 2010 were $189, compared to $3,757 in the fiscal year ended July 31, 2009. This decrease was primarily due to our website costs become fully amortized.

We had a foreign currency translation adjustment of ($2,062) in the fiscal year ended July 31, 2010, compared to ($1,806) for the fiscal year ended July 31, 2009. Our foreign currency translation adjustment is a result of the Canadian dollar’s decrease in value against the United States dollar during each year.

Liquidity and Capital Resources

Working Capital

Presently, we have no revenue and cannot meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

Working Capital

	As at July 31,	As at July 31,
	2010	2009

Current Assets	$649	$1,293
Current Liabilities	$60,847	$37,242
Working Capital (Deficit)	$(60,198)	$(35,949)

The increase in our working capital deficit by $24,249 is primarily due to a loan made by a director of our company. This loan is unsecured, non-interest bearing and is repayable on demand.

Cash Flow

Cash Flows

	Fiscal year ended	Fiscal year ended
	July 31, 2010	July 31, 2009
Cash Flow Provided By (Used By) Operating Activities	$(27,548)	$(14,783)
Cash Flow Provided By (Used By) Financing Activities	$29,155	$-
Effect of Foreign Exchange on Cash	$(2,062)	$(1,806)
Net increase (decrease) in Cash During Period	$455	$(16,589)

Operating Activities

Cash flows used by our operating activities increased by $12,765 primarily as the result of accounts payable being paid during the year.

Investing Activities

Cash flows provided by our operating activities increased by $29,155 primarily as the result of advances made by a director of our company. These advances are unsecured, non-interest bearing and is repayable on demand.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the Canadian dollar’s decrease in value against the United States dollar during each year.

Plan of Operations

Management projects that we may require $40,000 to $55,000 in addition to our current cash to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Financing or Funding	$10,000-$15,000
General and Administrative	$10,000-$15,000
Legal and Accounting	$20,000-$25,000
Total	$40,000-$55,000

Financing or funding expenses will include the costs of finder’s fees, bank fees, and all other fees related to our anticipated fundraising efforts, whether it is borrowing money or selling shares of our common stock.

General and administrative expenses will include the fees and travel costs we expect to pay for seeking out business opportunities and negotiating and executing definitive agreements for the new business acquisition.

Legal and accounting expenses will include those required to maintain our status as an OTC Bulletin Board company as well as for the legal and accounting work required for the acquisition of the new business opportunity, including due diligence work by our attorneys.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through July 31, 2010 have incurred losses of $128,692 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable, and due to related party are considered by management to be their estimated fair values due to their short term maturities. Our company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

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

Foreign Exchange

Our company’s functional currency is in Canadian dollars as substantially all of our company’s operations are in Canada. Our company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

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

Report of Madsen & Associates, CPA’s, Inc.
Balance Sheets as at July 31, 2010 and 2000
Statement of Operations and Other Comprehensive Loss for the years ended July 31, 2010 and 2009 and for the period May 17, 2005 (Date of Inception) to July 31, 2010
Statement of Stockholders’ Equity for the period May 17, 2005 (Date of Inception) to July 31, 2010
Statement of Cash Flows for the years ended July 31, 2010 and 2009 and for the period May 17, 2005 (Date of Inception) to July 31, 2010
Notes to Financial Statements

F-1

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2010

(Stated in US Dollars)

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Search By Headlines.com Corp (A Development Stage Company)

We have audited the accompanying balance sheets of Search By Headlines.com Corp (a Development Stage Company) (the Company) as of July 31, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2010, and for the period from May 17, 2005 (date of inception) to July 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Search By Headlines.com Corp (a Development Stage Company) as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2010, and for the period from May 17, 2005 (date of inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated operating losses since inception and has limited business operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
October 28, 2010

F-3

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
July 31, 2010 and July 31, 2009

(Stated in US Dollars) ______________

	July 31,	July 31,
ASSETS	2010	2009

Current
Cash and cash equivalents	$649	$1,104

Website – Note 3	-	189

	$649	$1,293

LIABILITIES

Current
Accounts payable	$31,692	$37,242
Due to related party – Note 6	29,155	-
		-
	60,847	37,242

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4 Authorized 100,000,000 common shares, par value $0.001 per share Issued and outstanding 9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income	5,394	7,456
Deficit accumulated during the development stage	(128,692)	(106,505)

Total stockholders’ deficiency	(60,198)	(35,949)

	$649	$1,293

SEE ACCOMPANYING NOTES

F-4

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for years ended July 31, 2010 and 2009 and
for the period May 17, 2005 (Date of Inception) to July 31, 2010

(Stated in US Dollars) _______________

			May 17,
			2005 (Date of
	Years Ended		Inception) to
	July 31,		July 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Amortization	189	3,757	10,945
General and administrative	21,998	25,177	119,357

Loss from operations	(22,187)	(28,934)	(130,302)

Interest income	-	-	1,610

Net loss	(22,187)	(28,934)	(128,692)

Other comprehensive (loss):
Foreign currency translation adjustment	(2,062)	(1,806)	5,394

Comprehensive (loss)	$(24,249)	$(30,740)	$(123,298)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

F-5

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to July 31, 2010

(Stated in US Dollars) _______________

						Deficit
		Common Stock			Accumulated	Accumulated
				Additional	Other	During the
				Paid-in	Comprehensive	Development
		Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005	- at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment		-	-	-	6,487	-	6,487
Net loss for the year		-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006		9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment		-	-	-	2,000	-	2,000
Net loss for the year		-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007		9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment		-	-	-	775	-	775
Net loss for the period		-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008		9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment		-	-	-	(1,806)	-	(1,806)
Net loss for the period		-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009		9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment		-	-	-	(2,062)		(2,062)
Net loss for the period		-	-	-	-	(22,187)	(22,187)

Balance July 31, 2010		9,010,000	$9,010	$54,090	$5,394	$(128,692)	$(60,198)

SEE ACCOMPANYING NOTES

F-6

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the years ended July 31, 2010 and 2009 and
for the period May 17, 2005 (Date of Inception) to July 31, 2010

(Stated in US Dollars) ______________

			May 17
			2005 (Date of
	Years ended		Inception) to
	July 31,		July 31,
	2010	2009	2010

Operating Activities
Net loss for the period	$(22,187)	$(28,934)	$(128,692)
Amortization expense	189	3,757	10,945
Changes in operating assets and liabilities:
Accounts payable	(5,550)	10,394	31,692

	(27,548)	(14,783)	(86,055)

Investing Activity
Website development	-	-	(10,945)

Financing Activities
Due to related party	29,155	-	29,155
Issuance of common stock for cash	-	-	63,100

	29,155	-	92,255

Effect of foreign exchange on cash	(2,062)	(1,806)	5,394

Increase (decrease) in cash during the period	455	(16,589)	649

Cash and cash equivalents, beginning of the period	1,104	17,693

Cash and cash equivalents, end of the period	$649	$1,104	$649

SEE ACCOMPANYING NOTES

F-7

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

(Stated in US Dollars) __________________

Note 1	Nature of Business and Going Concern

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company stopped pursuing the use of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As at July 31, 2010, the Company has no business operations.

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

Development Stage Company

The Company is a development stage company.

Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable and due to related party are considered by management to be their estimated fair values due to their short term maturities. The Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

F-8

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2010
(Stated in US Dollars)
Page 2

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

At July 31, 2010 and 2009, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Foreign Exchange

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

F-9

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2010
(Stated in US Dollars)
Page 3

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

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Note 3	Website

		July 31, 2010
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,945	$-

		July 31, 2009
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$10,945	$10,756	$189

Note 4	Capital Stock

During the year ended July 31, 2005, the Company issued 3,000,000 and 6,010,000 common shares at $0.001 and $0.01 per share respectively for cash proceeds totalling $63,100 in a private placement.

F-10

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2010
(Stated in US Dollars)
Page 4

Note 5	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2010	2009

Deferred tax assets
Net loss carry-forward	$19,304	$15,975
Valuation allowance for deferred tax asset	(19,304)	(15,975)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At July 31, 2010, the Company has accumulated net losses totaling $128,692, which are available to reduce taxable income in future taxation years. These losses expire commencing 2026.

Note 6	Related Party Transactions

During the year ended July 31, 2010, the Company received advances of $29,155 from a director of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

As at July 31, 2010, directors of the Company own 2,000,000 common shares.

Note 7	Subsequent Events

The Company has evaluated subsequent events through October 28, 2010, which is the date the financial statements were issued.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at October 26, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Jason Hanson	President, Secretary, Treasurer and Director	33	October 29, 2009 May 17, 2005
Peter Hornstein	Director	54	May 17, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Jason Hanson

Mr. Hanson has worked for Newalta Corporation for six years and is responsible for the purchasing and the inventory programs. Mr. Hanson brings fundamental technical knowledge to our company as well as an understanding of the business aspects associated with the industry. He has no prior experience as a director or officer of a public company.

We believe Mr. Hanson is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

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

We believe Mr. Hornstein is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, which he gained from being a director of our company as described above, in addition to his business experiences as described above.

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee. We believe this is appropriate since we currently have no operations.

Promoters

The promoter of our company is our president, secretary, treasurer and director, Jason Hanson.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

(1) any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Mr. Hornstein is an independent director as defined by Rule 4200(a)(14) of the FINRA Rules and Mr. Hanson is not considered independent as he is our president, secretary and treasurer.

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

Nomination Procedures For Appointment of Directors

As of October 26, 2010, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

We have not yet adopted a Code of Ethics but we plan to adopt one within the next fiscal quarter.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joe Loeppky(2)	1(1)	1(1)	1
Jason Hanson	1(1)	1(1)	1
Peter Hornstein	1(1)	1(1)	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	Joe Loeppky resigned as our president, secretary and treasurer on October 29, 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the two years ended July 31, 2010 and 2009. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Jason Hanson(1) President, Secretary and Treasurer	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Joe Loeppky Former President, Secretary and Treasurer(2)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Jason Hanson was appointed as our president, secretary and treasurer on October 29, 2009.

(2)	Joe Loeppky resigned as our president, secretary and treasurer on October 29, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

As at July 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended July 31, 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at October 26, 2010, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jason Hanson 308-210 West 16th Street North Vancouver, BC Canada V7M 1T6	1,000,000	11.1%
Peter Hornstein 1647 Summerhill Ct Surrey, BC Canada V4A 8S5	1,000,000	11.1%
Directors and Officers as a group (2 individuals)	2,000,000	22.2%
Joe Loeppky 5520 14B Avenue Delta, BC Canada V4M 2G6	1,000,000	11.1%
5% shareholder (1 individual)	1,000,000	11.1%

(1)

Based on 9,010,000 shares of common stock issued and outstanding as of October 26, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

During the year ended July 31, 2010, we received advances of $29,155 from a director of our company. This amount is unsecured, non-interest bearing and is repayable on demand.

The promoter of our company is our president, secretary, treasurer and director, Jason Hanson.

Corporate Governance

Director Independence

We currently act with two directors consisting of Jason Hanson and Peter Hornstein. Mr. Hanson is not independent as he is the president, secretary treasurer of our company. Mr. Hornstein is an independent director as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit Committee

Our board of directors acts as our audit committee. As of this date, all of our current directors are members of our audit committee.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. Mr. Hornstein is independent as defined by Rule 4200(a)(14) of the FINRA Rules. Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company. Our company has not adopted a Compensation Committee Charter.

Transactions with Independent Directors

During the year ended July 31, 2010, we did not have any related party transactions with our independent director. Our independent director did not entered into any transaction, relationship or arrangement during the year ended July 31, 2010 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(14) of the FINRA Rules.

Board of Directors

As mentioned above, Mr. Hornstein is an independent director as defined in Rule 4200(a)(14) of the FINRA Rules. Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities will be to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2010	July 31, 2009
Audit Fees	$4,415	$5,035
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$4,415	$5,035

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Madsen & Associates, CPA’s Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Madsen & Associates, CPA’s Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 8, 2006)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jason Hanson.

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jason Hanson.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM. CORP.

By:

/s/ Jason Hanson
Jason Hanson, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Controller)
Dated: October 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Jason Hanson
Jason Hanson, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Controller)
Dated: October 28, 2010

/s/ Peter Hornstein
Peter Hornstein, Director
Dated: October 28, 2010