Form 10-Q
period 2010-10-31
SEARCH BY HEADLINES.COM CORP.
filed 2010-12-13
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

(Not currently applicable to the registrant) Yes [   ]     No [   ]

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

Yes [X]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of December 10, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Search By Headlines.Com Corp. and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of October 31, 2010, and our results of operations and our cash flows for the three month periods ended October 31, 2010 and 2009 and for the period from inception (May 17, 2005) to October 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2010

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
October 31, 2010 and July 31, 2010
(Stated in US Dollars)
(Unaudited)

	October 31,	July 31,
ASSETS	2010	2010

Current
Cash and cash equivalents	$1,217	$649

LIABILITIES

Current
Accounts payable	$35,780	$31,692
Due to related party – Note 3	29,447	29,155

	65,227	60,847

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 3
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income	4,752	5,394
Deficit accumulated during the development stage	(131,862)	(128,692)

Total stockholders’ deficiency	(64,010)	(60,198)

	$1,217	$649

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended October 31, 2010 and 2009 and
for the period May 17, 2005 (Date of Inception) to October 31, 2010
(Stated in US Dollars)
(Unaudited)

	Three months ended		May 17, 2005
	October 31,		(Date of Inception)
	2010	2009	to October 31, 2010

Revenue	$-	$-	$-
Expenses
Amortization	-	189	10,945
General and administrative	3,170	10,801	122,527

Loss from operations	(3,170)	(10,990)	(133,472

Interest income	-	-	1,610

Net loss	(3,170)	(10,990)	(131,862)

Other comprehensive loss:
Foreign currency translation adjustment	(642)	(129)	4,752

Comprehensive loss for the period	$(3,812)	$(11,119)	$(127,110)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to October 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total

Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	775	-	775
Net loss for the period	-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008	9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment	-	-	-	(1,806)	-	(1,806)
Net loss for the year	-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009	9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment	-	-	-	(2,062)		(2,062)
Net loss for the year	-	-	-	-	(22,187)	(22,187)

Balance July 31, 2010	9,010,000	9,010	54,090	5,394	(128,692)	(60,198)
Foreign currency translation adjustment	-	-	-	(642)	-	(642)
Net loss for the period	-	-	-	-	(3,170)	(3,170)

Balance, October 31, 2010	9,010,000	$9,010	$54,090	$4,752	$(131,862)	$(64,010)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the three months ended October 31, 2010 and 2009 and
for the period May 17, 2005 (Date of Inception) to October 31, 2010
(Stated in US Dollars)
(Unaudited)

	Three months ended		May 17, 2005
	October 31,		(Date of Inception) to
	2010	2009	October 31, 2010

Operating Activities
Net loss for the period	$(3,170)	$(10,990)	$(131,862)
Amortization expense	-	189	10,945
Changes in operating working capital item:
Accounts payable	4,088	10,586	35,780

Net cash flows provided by (used in) operating activities	918	(215)	(85,137)

Investing Activities
Website development	-	-	(10,945)

Net cash flows used in investing activities			(10,945)

Financing Activities
Due to related party	292	-	29,447
Issuance of common stock for cash	-	-	63,100

Net cash flows provided by financing activities	292	-	92,547

Effect of foreign exchange on cash	(642)	(129)	4,752

Increase (decrease) in cash during the period	568	(344)	1,217

Cash and cash equivalents, beginning of the period	649	1,104	-

Cash and cash equivalents, end of the period	$1,217	$760	$1,217

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2010 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2010 annual financial statements.

Note 2	Nature of Business and Going Concern

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company stopped pursuing the use of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As at October 31, 2010, the Company has no business operations.

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

Note 3	Related Party Transactions

As at October 31, 2010, the Company has received advances of $29,447 from a director of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

As at October 31, 2010, directors of the Company own 2,000,000 common shares.

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2010
(Stated in US Dollars)

Note 4	Subsequent Events

The Company has evaluated subsequent events through December 10, 2010, which is the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Bulletin Board, such as (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

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

Results of Operations for the three month period ended October 31, 2010

During the three month period ended October 31, 2010, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended October 31, 2010 was $3,170 compared to a loss of $10,990 for the three month period ended October 31, 2009. The decrease was primarily due to our general and administrative expenses decreasing from $10,990 for the three months ended October 31, 2009 to $3,170 for the three months ended October 31, 2010. This decrease of $7,829 was primarily due to a decrease in legal and accounting fees.

Amortization expenses were $nil for the three months ended October 31, 2010, compared to $189 for the three months ended October 31, 2009. The decrease of $189 was due to the fact that the website costs have been fully amortized.

Liquidity and Capital Resources

Working Capital
	As at October 31,	As at July 31,
	2010	2010

Current Assets	$1,217	$649
Current Liabilities	$65,227	$60,847
Working Capital	$(64,010)	$(60,198)

Cash Flows
	Three Months	Three Months
	Ended	Ended
	October 31, 2010	October 31, 2009

Cash Flows (Used In)/Provided By Operating Activities	$918	$(215)
Cash Flows (Used In) Investing Activities	$-	$-
Cash Flows from Financing Activities	$292	$-
Effect of Foreign Exchange on Cash	$(642)	$(129)
Net Increase (Decrease) in Cash	$$568	$(344)

Operating Activities

Our cash provided by operating activities increased by $1,133 primarily due to an increase in accounts payables.

Investing Activities

We did not have any investing activities for the three months ended October 31, 2010 or October 31, 2009.

Financing Activities

Financing activities provided cash of $292 for the three month period ended October 31, 2010 and $nil for the three month period ended October 31, 2009. The financing received during the quarter ended October 31, 2010 was due to an advance of $292 received from a director of our company.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the Canadian dollar’s decrease in value against the United States dollar during each period.

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

Anticipated Cash Resources

Presently, we have no revenue to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

Management projects that we may require $40,000 to $55,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period are broken down as follows:

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

We have historically incurred losses, and through October 31, 2010 have incurred a net loss of $131,862 from our inception on May 17, 2005. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2010, our principal executive officer, principal financial officer have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended October 31, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Risk associated with our company

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

We had cash and cash equivalents in the amount of $1,217 and a working capital deficit of $64,010 as of October 31, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

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
Dated: December 13, 2010