Form 10-Q
period 2011-01-31
SEARCH BY HEADLINES.COM CORP.
filed 2011-03-15
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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
Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of March 11, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Search By Headlines.Com Corp. and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of the interim periods presented. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2011

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
January 31, 2011 and July 31, 2010
(Stated in US Dollars)

	Unaudited
	January 31,	July 31,
	2011	2010

ASSETS

Current
Cash and cash equivalents	$5,430	$649

LIABILITIES

Current
Accounts payable	$51,994	$31,692
Due to related party – Note 3	29,934	29,155

	81,928	60,847

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 3
Authorized 100,000,000 common shares, par value $0.001 per share Issued and outstanding 9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income	3,559	5,394
Deficit accumulated during the development stage	(143,157)	(128,692)

Total stockholders’ deficiency	(76,498)	(60,198)

	$5,430	$649

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended January 31, 2011 and 2010 and for the period May 17, 2005 (Date of Inception) to January 31, 2011
(Stated in US Dollars)
(Unaudited )

					May 17,
					2005 (Date of
	Three months ended		Six months ended		Inception) to
	January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	-	-	-	189	10,945
General and administrative	11,295	3,828	14,465	14,629	133,822

Loss from operations	(11,295)	(3,828)	(14,465)	(14,818)	(144,767)

Interest income	-	-	-	-	1,610

Net loss	(11,295)	(3,828)	(14,465)	(14,818)	(143,157)

Other comprehensive loss:
Foreign currency translation adjustment	(1,193)	59	(1,835)	(70)	3,559

Comprehensive loss for the period	$(12,488)	$(3,769)	$(16,300)	$(14,888)	$(139,598)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to January 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income	Stage	Total
Balance, May 17, 2005 (inception)	-	-	-	-	-	-
Capital stock issued for cash:
August 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 - at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	775	-	775
Net loss for the period	-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008	9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment	-	-	-	(1,806)	-	(1,806)
Net loss for the year	-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009	9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment	-	-	-	(2,062)		(2,062)
Net loss for the year	-	-	-	-	(22,187)	(22,187)

Balance July 31, 2010	9,010,000	9,010	54,090	5,394	(128,692)	(60,198)
Foreign currency translation adjustment	-	-	-	(1,835)	-	(1,835)
Net loss for the period	-	-	-	-	(14,465)	(14,465)

Balance, January 31, 2011	9,010,000	$9,010	$54,090	$3,559	$(143,157)	$(76,498)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the six months ended January 31, 2011 and 2010 and
for the period May 17, 2005 (Date of Inception) to January 31, 2011
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Six months ended		Inception) to
	January 31,		January 31,
	2011	2010	2011

Operating Activities
Net loss for the period	$(14,465)	$(14,818)	$(143,157)
Amortization expense	-	189	10,945
Changes in operating working capital item:
Accounts payable	20,302	(7,612)	51,994

Net cash Provided by (Used in) operating activities	5,837	(22,241)	(80,218)

Investing Activities
Website development	-	-	(10,945)

Net cash (Used in) investing activities	-	-	(10,945)

Financing Activities
Due to related party	779	28,014	29,934
Issuance of common stock for cash	-	-	63,100

Net cash Provided by financing activities	779	28,014	93,034

Effect of foreign exchange on cash	(1,835)	(70)	3,559

Increase (decrease) in cash during the period	4,781	5,703	5,430

Cash and cash equivalents, beginning of the period	649	1,104	-

Cash and cash equivalents, end of the period	$5,430	$6,807	$5,430

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
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

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company stopped pursuing the use of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As of January 31, 2011, the Company has no business operations.

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

As of January 31, 2011, the Company has received advances of $29,934 from a director of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

As of January 31, 2011, directors of the Company own 2,000,000 common shares.

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

Results of Operations for the three month period ended January 31, 2011

During the three month period ended January 31, 2011, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended January 31, 2011 was $11,295 compared to a loss of $3,828 for the three month period ended January 31, 2010. The increase was due to our general and administrative expenses increasing. General and administrative expenses were $11,295 for the three months ended January 31, 2011, compared to $3,828 for the three months ended January 31, 2010. The increase was due to legal and accounting expenses increasing in 2011.

We did not record any amortization expenses or interest income for the three month periods ended January 31, 2011 and January 31, 2010.

Our net comprehensive loss for the three months ended January 31, 2011 was $12,488, or $0.00 per share, as compared to a net loss of $3,769, or $0.00 per share, for the three months ended January 31, 2010. The increase in comprehensive loss was due to our increased general and administrative expense and a foreign currency adjustment loss of $1,193 for the three months ended January 31, 2011, compared to a foreign currency gain of $59 in the three months ended January 31, 2010.

Results of Operations for the six month period ended January 31, 2011

During the six month period ended January 31, 2011, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the six month period ended January 31, 2011 was $14,465 compared to a loss of $14,818 for the six month period ended January 31, 2010. The decrease was due to a decrease in amortization expense in 2011.

General and administrative expenses were $14,465 for the six months ended January 31, 2011, compared to $14,629 for the six months ended January 31, 2010. Our general and administrative expenses are comprised primarily of legal and accounting fees.

Amortization expenses were $nil for the six months ended January 31, 2011, compared to $189 for the six months ended January 31, 2010. The decrease of $189 was due to the fact that the website costs have been fully amortized.

We did not record any interest income for the six month periods ended January 31, 2011 and January 31, 2010.

Our comprehensive loss for the six months ended January 31, 2011 was $16,300, or $0.00 per share, as compared to a net comprehensive loss of $14,888, or $0.00 per share, for the six months ended January 31, 2010. The decrease in comprehensive loss was primarily due to the fact that the foreign currency translation loss increased from $70 for the three month period ended January 31, 2010 compared to $1,835 for the three month period ended January 31, 2011.

Liquidity and Capital Resources

Working Capital
	As at January 31,	As at July 31,
	2011	2010

Current Assets	$5,430	$649
Current Liabilities	$81,928	$60,847
Working Capital (Deficit)	$(76,498)	$(60,198)

Cash Flows
	Six Months	Six Months
	Ended	Ended
	January 31, 2011	January 31, 2010

Cash Flows Provided By/(Used In) Operating Activities	$5,837	$(22,241)
Cash Flows (Used In)/Provided By Investing Activities	nil	nil
Cash Flows Provided By Financing Activities	$779	$28,014
Effect of Foreign Exchange on Cash	$(1,835)	$(70)
Net increase (decrease) in Cash During Period	$4,781	$5,703

Operating Activities

Our cash provided by operating activities increased by $28,078 primarily due to an increase in accounts payable from $(7,612) for the six month period ended January 31, 2010 to $20,302 for the six month period ended January 31, 2011.

Investing Activities

We did not have any investing activities for the six month periods ended January 31, 2011 or January 31, 2010.

Financing Activities

Financing activities provided cash of $779 for the six month period ended January 31, 2011, compared to providing $28,014 for the six month period ended January 31, 2010. The financing received during the quarter ended January 31, 2011 was due to an advance of $779 received from a director of our company.

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

We have historically incurred losses, and through January 31, 2011 have incurred a cumulative net loss of $143,157 from our inception on May 17, 2005. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2011, our principal executive officer, who is also our principal financial officer, has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Changes to Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended January 31, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We had cash and cash equivalents in the amount of $5,430 and a working capital deficit of $76,498 as of January 31, 2011. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Item 4. (Removed and Reserved)

None.

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
Dated: March 15, 2011