Form 10-Q
period 2011-04-30
SEARCH BY HEADLINES.COM CORP.
filed 2011-06-08
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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
9,010,000 common shares issued and outstanding as of June 6, 2011.

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

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2011

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
April 30, 2011 and July 31, 2010
(Stated in US Dollars)

	Unaudited
	April 30,	July 31,
	2011	2010
ASSETS

Current
Cash and cash equivalents	$2,212	$649

LIABILITIES

Current
Accounts payable	$56,230	$31,692
Due to related party – Note 3	31,569	29,155

	87,799	60,847

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 3
Authorized 100,000,000 common shares, par value $0.001 per share Issued and outstanding 9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income	(682)	5,394
Deficit accumulated during the development stage	(148,005)	(128,692)

Total stockholders’ deficiency	(85,587)	(60,198)

	$2,212	$649

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and nine months ended April 30, 2011 and 2010 and for the period May 17, 2005 (Date of Inception) to April 30, 2011
(Stated in US Dollars)
(Unaudited )

					May 17, 2005
					(Date of
	Three months ended		Nine months ended		Inception) to
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	-	-	-	189	10,945
General and administrative	4,848	1,474	19,313	16,013	138,670

Loss from operations	(4,848)	(1,474)	(19,313)	(16,292)	(149,615)

Interest income	-	-	-	-	1,610

Net loss	(4,848)	(1,474)	(19,313)	(16,292)	(148,005)

Other comprehensive loss:
Foreign currency translation adjustment	(4,241)	(3,179)	(6,076)	(3,249)	(682)

Comprehensive loss for the period	$(9,089)	$(4,653)	$(25,389)	$(19,541)	$(148,687)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 17, 2005 (Date of Inception) to April 30, 2011
(Stated in US Dollars)
(Unaudited)

	Common Stock		Accumulated	Accumulated	Deficit
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income(loss)	Stage	Total

Capital stock issued for cash:
August 2005 – at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 – at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	775	-	775
Net loss for the period	-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008	9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment	-	-	-	(1,806)	-	(1,806)
Net loss for the year	-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009	9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment	-	-	-	(2,062)		(2,062)
Net loss for the year	-	-	-	-	(22,187)	(22,187)

Balance July 31, 2010	9,010,000	9,010	54,090	5,394	(128,692)	(60,198)
Foreign currency translation adjustment	-	-	-	(6,076)	-	(6,076)
Net loss for the period	-	-	-	-	(19,313)	(19,313)

Balance, April 30, 2011	9,010,000	$9,010	$54,090	$(682)	$(148,005)	$(85,587)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the nine months ended April 30, 2011 and 2010 and
for the period May 17, 2005 (Date of Inception) to April 30, 2011
(Stated in US Dollars)
(Unaudited)

			May 17, 2005
			(Date of
	Nine months ended		Inception) to
	April 30,		April 30,
	2011	2010	2011

Operating Activities
Net loss for the period	$(19,313)	$(16,292)	$(148,005)
Amortization expense	-	189	10,945
Changes in operating working capital item:
Accounts payable	24,538	(6,728)	56,230

Net cash provided by (used in) operating activities	5,225	(22,831)	(80,830)

Investing Activities
Website development	-	-	(10,945)

Net cash used in investing activities	-	-	(10,945)

Financing Activities
Due to related party	2,414	29,821	31,569
Issuance of common stock for cash	-	-	63,100

Net cash provided by financing activities	2,414	29,821	94,669

Effect of foreign exchange on cash	(6,076)	(3,249)	(682)

Increase in cash during the period	1,563	3,741	2,212

Cash and cash equivalents, beginning of the period	649	1,104	-

Cash and cash equivalents, end of the period	$2,212	$4,845	$2,212

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011
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

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company stopped pursuing the use of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As at April 30, 2011, the Company has no business operations.

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

As at April 30, 2011, the Company has received advances of $31,569 from a director of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

As at April 30, 2011, directors of the Company own 2,000,000 common shares.

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

Results of Operations for the three month period ended April 30, 2011

During the three month period ended April 30, 2011, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended April 30, 2011 was $4,848 compared to a loss of $1,474 for the three month period ended April 30, 2010. The increase was due to our general and administrative expenses increasing. General and administrative expenses were $4,848 for the three months ended April 30, 2011, compared to $1,474 for the three months ended April 30, 2010. The increase was due to legal and accounting expenses increasing in 2011.

We did not record any amortization expenses or interest income for the three month periods ended April 30, 2011 and April 30, 2010.

Our net comprehensive loss for the three months ended April 30, 2011 was $9,089, or $0.00 per share, as compared to a net comprehensive loss of $4,653, or $0.00 per share, for the three months ended April 30, 2010. The increase in comprehensive loss was due to our increased general and administrative expenses and a foreign currency adjustment loss of $4,241 for the three months ended April 30, 2011, compared to a foreign currency adjustment loss of $3,179 in the three months ended April 30, 2010.

Results of Operations for the nine month period ended April 30, 2011

During the nine month period ended April 30, 2011, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the nine month period ended April 30, 2011 was $19,313 compared to a loss of $16,292 for the nine month period ended April 30, 2010. The increase was due to an increase in general and administrative expenses.

General and administrative expenses were $19,313 for the nine months ended April 30, 2011, compared to $16,013 for the nine months ended April 30, 2010. The increase was due to legal and accounting expenses increasing in 2011.

We did not record any interest income for the nine month periods ended April 30, 2011 and April 30, 2010.

Our net comprehensive loss for the nine months ended April 30, 2011 was $25,389, or $0.00 per share, as compared to a net comprehensive loss of $19,541, or $0.00 per share, for the nine months ended April 30, 2010. The increase in comprehensive loss was primarily due to the fact that the foreign currency translation loss and general and administrative expenses increased in 2011 compared to 2010.

Liquidity and Capital Resources

Working Capital

	As at April 30,	As at July 31,
	2011	2010

Current Assets	$2,212	$649
Current Liabilities	$87,799	$60,847
Working Capital (Deficit)	$(85,587)	$(60,198)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2011	April 30, 2010

Cash Flows (Used In)/Provided By Operating Activities	$5,225	$(22,831)
Cash Flows Provided By Financing Activities	$2,414	$29,821
Effect of Foreign Exchange on Cash	$(6,076)	$(3,249)
Net increase (decrease) in Cash During Period	$1,563	$3,741

Operating Activities

Cash flows provided by our operating activities were $5,225 for the nine month period ended April 30, 2011. The cash provided during the period was a result in a change in our accounts payable and cash used to pay our general and administrative expenses.

Investing Activities

Investing activities used cash of $nil for the nine month period ended April 30, 2011 and $nil for the nine month period ended April 30, 2010.

Financing Activities

Financing activities provided cash of $2,414 for the nine month period ended April 30, 2011, compared to providing $29,821 for the nine month period ended April 30, 2010. The financing received during the quarter ended April 30, 2011 was due to an advance of $2,414 received from a director of our company.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the Canadian dollar’s increasing in value against the United States dollar during each period.

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

We have historically incurred losses, and through April 30, 2011 have incurred a cumulative net loss of $148,005 from our inception on May 17, 2005. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Item 4. Controls and Procedures.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2011, our principal executive officer, who is also our principal financial officer, has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Changes to Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended April 30, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We had cash and cash equivalents in the amount of $2,212 and a working capital deficit of $85,587 as of April 30, 2011. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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
Dated: June 8, 2011