Form 10-K
period 2011-07-31
SEARCH BY HEADLINES.COM CORP.
filed 2011-10-14
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

2

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(Not Applicable) Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ X ]  No [   ]

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

Yes [   ]  No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 9,010,000 shares of common stock as of October 12, 2011.

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

We had cash and cash equivalents in the amount of $11,717 and a working capital deficit of $89,770 as of July 31, 2011. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

In the United States, our common shares are quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SBHL”. As of October 12, 2011, only one trade of our common shares has occurred for a nominal amount.

On October 12, 2011 the shareholders’ list for our common stock showed 31 registered stockholders and 9,010,000 shares issued and outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year the ended July 31, 2011 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Results of Operations

During the fiscal year ended July 31, 2011, we did not generate any revenues.

Our operating expenses for the year ended July 31, 2011, were $23,984, compared to $22,187 for the year ended July 31, 2010. General and administrative expense in the fiscal year ended July 31, 2011 were $23,984, compared to $21,998 for the fiscal year ended July 31, 2010. The increase of $1,986 was primarily the result of an increase in legal and accounting expenses related to regulatory filings. Amortization expense in the fiscal year ended July 31, 2011 were $Nil, compared to $189 in the fiscal year ended July 31, 2010. This decrease was primarily the result of our website costs become fully amortized.

We had a foreign currency translation adjustment of ($5,588) in the fiscal year ended July 31, 2011, compared to ($2,062) for the fiscal year ended July 31, 2010. Our foreign currency translation adjustment is a result of the Canadian dollar’s decrease in value against the United States dollar during each year.

Liquidity and Capital Resources

Working Capital

Presently, we have no revenue and cannot meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. We have incurred losses since inception and this is likely to continue for an indeterminate amount of time.

Working Capital
	As at July 31,	As at July 31,
	2011	2010

Current Assets	$11,717	$649
Current Liabilities	$101,487	$60,847
Working Capital (Deficit)	$(89,770)	$(60,198)

The increase in our working capital deficit by $29,572 is primarily the result of the result of a loan made by a director of our company. This loan is unsecured, non-interest bearing and is repayable on demand.

8

Cash Flow

Cash Flows
	Fiscal year ended	Fiscal year ended
	July 31, 2011	July 31, 2010
Cash Flow Provided By (Used By) Operating Activities	$(1,270)	$(27,548)
Cash Flow Provided By (Used By) Financing Activities	$17,926	$29,155
Effect of Foreign Exchange on Cash	$(5,588)	$(2,062)
Net increase (decrease) in Cash During Period	$11,068	$455

Operating Activities

Cash flows used by our operating activities decreased by $26,278 primarily as the result of an increase in our accounts payable and cash used to pay our general and administrative expenses.

Investing Activities

Investing activities used cash of $nil for the year ended July 31, 2011 and $nil for the year ended July 31, 2010.

Financing Activities

Financing activities provided cash of $17,926 for the year ended July 31, 2011, compared to providing $29,155 for the year ended July 31, 2010. The financing received during the year ended July 31, 2011 was due to an advance of $17,926 received from a director of our company.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended July 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through July 31, 2011 have incurred comprehensive losses of $152,870 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials

Use of Estimates

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

Development Stage Company

Our company is a developing stage company.

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

At July 31, 2011 and 2010, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Foreign Exchange

Our company’s functional currency is in Canadian dollars as substantially all of our company’s operations are in Canada. We used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission.

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

Report of Madsen & Associates, CPA’s, Inc.
Balance Sheets as at July 31, 2011 and 2010
Statement of Operations and Other Comprehensive Loss for the years ended July 31, 2011 and 2010 and for the period May 17, 2005 (Date of Inception) to July 31, 2011
Statement of Stockholders’ Equity for the period May 17, 2005 (Date of Inception) to July 31, 2011
Statement of Cash Flows for the years ended July 31, 2011 and 2010 and for the period May 17, 2005 (Date of Inception) to July 31, 2011
Notes to Financial Statements

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2011

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Search By Headlines.com Corp (A Development Stage Company)

We have audited the accompanying balance sheets of Search by Headlines.com Corp. (a Development Stage Company) (the Company) as of July 31, 2011 and 2010 and the related statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the years in the two-year period ended July 31, 2011, and for the period from May 17, 2005 (Date of Inception) to July 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Search by Headlines.com Corp (a Development Stage Company) as of July 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2011, and for the period from May 17, 2005 (Date of Inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Madsen & Associates, CPA’s Inc.
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
September 22, 2011

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
July 31, 2011 and July 31, 2010
(Stated in US Dollars)

	July 31,	July 31,
	2011	2010
ASSETS

Current
Cash and cash equivalents	$11,717	$649

LIABILITIES

Current
Accounts payable	$54,406	$31,692
Due to related party – Note 5	47,081	29,155

	101,487	60,847

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 3
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income (loss)	(194)	5,394
Deficit accumulated during the development stage	(152,676)	(128,692)

Total stockholders’ deficiency	(89,770)	(60,198)

	$11,717	$649

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for years ended July 31, 2011 and 2010 and
for the period May 17, 2005 (Date of Inception) to July 31, 2011
(Stated in US Dollars)

			May 17,
			2005 (Date of
	Year Ended		Inception) to
	July 31,		July 31,
	2011	2010	2011

Revenue	$-	$-	$-

Expenses
Amortization	-	189	10,945
General and administrative	23,984	21,998	143,341

Loss from operations	(23,984)	(22,187)	(154,286)

Interest income	-	-	1,610

Net loss	(23,984)	(22,187)	(152,676)

Other comprehensive loss:
Foreign currency
translation adjustment	(5,588)	(2,062)	(194)

Comprehensive loss	$(29,572)	$(24,249)	$(152,870)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES. COM CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period May 17, 2005 (Date of Inception) to July 31, 2011
(Stated in US Dollars)

	Common Stock		Accumulated	Accumulated	Deficit
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Par Value	Capital	Income(loss)	Stage	Total

Capital stock issued for cash:
August 2005 – at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
September 2005 – at $0.01	6,010,000	6,010	54,090	-	-	60,100
Foreign currency translation adjustment	-	-	-	6,487	-	6,487
Net loss for the year	-	-	-	-	(15,400)	(15,400)

Balance, July 31, 2006	9,010,000	9,010	54,090	6,487	(15,400)	54,187
Foreign currency translation adjustment	-	-	-	2,000	-	2,000
Net loss for the year	-	-	-	-	(38,788)	(38,788)

Balance, July 31, 2007	9,010,000	9,010	54,090	8,487	(54,188)	17,399
Foreign currency translation adjustment	-	-	-	775	-	775
Net loss for the year	-	-	-	-	(23,383)	(23,383)

Balance, July 31, 2008	9,010,000	9,010	54,090	9,262	(77,571)	(5,209)
Foreign currency translation adjustment	-	-	-	(1,806)	-	(1,806)
Net loss for the year	-	-	-	-	(28,934)	(28,934)

Balance July 31, 2009	9,010,000	9,010	54,090	7,456	(106,505)	(35,949)
Foreign currency translation adjustment	-	-	-	(2,062)		(2,062)
Net loss for the year	-	-	-	-	(22,187)	(22,187)

Balance July 31, 2010	9,010,000	9,010	54,090	5,394	(128,692)	(60,198)
Foreign currency translation adjustment	-	-	-	(5,588)	-	(5,588)
Net loss for the year	-	-	-	-	(23,984)	(23,984)

Balance, July 31, 2011	9,010,000	$9,010	$54,090	$(194)	$(152,676)	$(89,770)

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the years ended July 31, 2011 and 2010 and
for the period May 17, 2005 (Date of Inception) to July 31, 2011
(Stated in US Dollars)

			May 17
			2005 (Date of
	Year ended		Inception) to
	July 31,		July 31,
	2011	2010	2011

Operating Activities
Net loss for the period	$(23,984)	$(22,187)	$(152,676)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Amortization expense	-	189	10,945
Changes in operating assets and liabilities:
Accounts payable	22,714	(5,550)	54,406

Net cash (used in) operating activities	(1,270)	(27,548)	(87,325)

Investing Activities
Website development	-	-	(10,945)

Net cash (used in) investing activities	-	-	(10,945)

Financing Activities
Due to related party	17,926	29,155	47,081
Issuance of common stock for cash	-	-	63,100

Net cash provided by financing activities	17,926	29,155	110,181

Effect of foreign exchange on cash	(5,588)	(2,062)	(194)

Increase in cash during the period	11,068	455	11,717

Cash and cash equivalents, beginning of the period	649	1,104	-

Cash and cash equivalents, end of the period	$11,717	$649	$11,717

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
(Stated in US Dollars)
________________

Note 1	Nature of Business and Going Concern

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31,2010, the Company ceased operation of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As at July 31,2011, the Company has no business operations.

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
July 31, 2011
(Stated in US Dollars)

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

At July 31, 2011 and 2010, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Foreign Exchange

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
(Stated in US Dollars)

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

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Note 3	Capital Stock

During the year ended July 31, 2005, the Company issued 3,000,000 and 6,010,000 common shares at $0.001 and $0.01 per share respectively for cash proceeds totalling $63,100 in a private placement.

Search by Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
(Stated in US Dollars)

Note 4	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2011	2010

Deferred tax assets
Net loss carry-forward	$22,901	$19,304
Valuation allowance for deferred tax asset	(22,901)	(19,304)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At July 31, 2011, the Company has accumulated net losses totalling $152,676, which are available to reduce taxable income in future taxation years. These losses expire commencing 2026.

Note 5	Related Party Transactions

During the year ended July 31, 2011, the Company received advances totaling $17,926 (2010: $29,155) from a director of the Company (advances received total $47,081, since inception). This amount is unsecured, non-interest bearing and is repayable on demand.

As at July 31, 2011, directors of the Company own 2,000,000 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at October 12, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Jason Hanson	President, Secretary, Treasurer and Director	34	October 29, 2009 May 17, 2005
Peter Hornstein	Director	55	May 17, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Jason Hanson

Mr. Hanson has worked for Newalta Corporation for eight years and is responsible for the purchasing and the inventory programs. Mr. Hanson brings fundamental technical knowledge to our company as well as an understanding of the business aspects associated with the industry. He has no prior experience as a director or officer of a public company.

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

Nomination Procedures For Appointment of Directors

As of October 12, 2011, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by one individual: Jason Hanson. We have determined that the leadership structure of our board of directors is appropriate, especially given the early stage of our development and the size of our company. Our board of directors provides direct oversight of our risk exposure regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations. We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jason Hanson	nil	nil	nil
Peter Hornstein	nil	nil	nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the two years ended July 31, 2011 and 2010. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Jason Hanson(1) President, Secretary and Treasurer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Joe Loeppky (2) Former President, Secretary and Treasurer	2011 2010	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Jason Hanson was appointed as our president, secretary and treasurer on October 29, 2009.

(2)	Joe Loeppky resigned as our president, secretary and treasurer on October 29, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

As at July 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended July 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at October 12, 2011, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Based on 9,010,000 shares of common stock issued and outstanding as of October 12, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

During the year ended July 31, 2011, we received advances of $17,926 from a director of our company. This amount is unsecured, non-interest bearing and is repayable on demand.

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

Transactions with Independent Directors

During the year ended July 31, 2011, we did not have any related party transactions with our independent director. Our independent director did not entered into any transaction, relationship or arrangement during the year ended July 31, 2011 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(14) of the FINRA Rules.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2011 and for fiscal year ended July 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2011	July 31, 2010
Audit Fees	$5,550	$4,415
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$5,550	$4,415

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

/s/Jason Hanson
Jason Hanson, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: October 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/Jason Hanson
Jason Hanson, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: October 14, 2011

/s/Peter Hornstein
Peter Hornstein, Director
Dated: October 14, 2011