Form 10-Q
period 2011-10-31
SEARCH BY HEADLINES.COM CORP.
filed 2011-12-09
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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
Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of December 7, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Search By Headlines.Com Corp. and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of October 31, 2011, and our results of operations and our cash flows for the three month periods ended October 31, 2011 and 2010 and for the period from inception (May 17, 2005) to October 31, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year.

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2011

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
October 31, 2011 and July 31, 2011
(Stated in US Dollars)
(Unaudited)

	October 31,	July 31,
ASSETS	2011	2011

Current
Cash and cash equivalents	$3,768	$11,717

LIABILITIES

Current
Accounts payable	$56,089	$54,406
Due to related party – Note 3	45,349	47,081

	101,438	101,487

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 3
Authorized 100,000,000 common shares, par value $0.001 per share
Issued and outstanding 9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income (loss)	3,013	(194)
Deficit accumulated during the development stage	(163,783)	(152,676)

Total stockholders’ deficiency	(97,670)	(89,770)

	$3,768	$11,717

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended October 31, 2011 and 2010 and
for the period May 17, 2005 (Date of Inception) to October 31, 2011
(Stated in US Dollars)
(Unaudited)

			May 17,
			2005 (Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2011	2010	2011

Revenue	$-	$-	$-

Expenses
Amortization	-	-	10,945
General and administrative	11,107	3,170	154,448

Loss from operations	(11,107)	(3,170)	(165,393)

Interest income	-	-	1,610

Net loss	(11,107)	(3,170)	(163,783)

Other comprehensive loss:
Foreign currency translation adjustment	3,207	(642)	3,013

Comprehensive loss	$(7,900)	$(3,812)	$(160,770)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the three months ended October 31, 2011 and 2010 and
for the period May 17, 2005 (Date of Inception) to October 31, 2011
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Three months ended		Inception) to
	October 31,		October 31,
	2011	2010	2011

Operating Activities
Net loss for the period	$(11,107)	$(3,170)	$(163,783)
Amortization expense	-	-	10,945
Changes in operating working capital item:
Accounts payable	1,683	4,088	56,089

Net cash provided by (used in) operating activities	(9,424)	918	(96,749)

Investing Activities
Website development	-	-	(10,945)

Net cash used in investing activities	-	-	(10,945)

Financing Activities
Due to related party	(1,732)	292	45,349
Issuance of common stock for cash	-	-	63,100

Net cash provided by (used in) financing activities	(1,732)	292	108,449

Effect of foreign exchange on cash	3,207	(642)	3,013

Increase (decrease) in cash during the period	(7,949)	568	3,768

Cash and cash equivalents, beginning of the period	11,717	649	-

Cash and cash equivalents, end of the period	$3,768	$1217	$3,768

SEE ACCOMPANYING NOTES

F-8

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2011 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2011 annual financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. There were no significant changes to these accounting policies during the three months ended October 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 2	Nature of Business and Going Concern

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company ceased operation of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As at October 31, 2011, the Company has no business operations.

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

As at October 31, 2011, the Company has received net advances totalling $45,349 from a director of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

As at October 31, 2011, directors of the Company own 2,000,000 common shares.

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

Results of Operations for the three month period ended October 31, 2011

During the three month period ended October 31, 2011, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended October 31, 2011 was $11,107 compared to a loss of $3,170 for the three month period ended October 31, 2010. The increase was primarily due to our general and administrative expenses increasing from $3,170 for the three months ended October 31, 2010 to $11,107 for the three months ended October 31, 2011.

Liquidity and Capital Resources

Working Capital
	As at October 31,	As at July 31,
	2011	2011

Current Assets	$3,768	$11,717
Current Liabilities	$101,438	$101,487
Working Capital	$(97,670)	$(89,770)

Cash Flows
	Three Months	Three Months
	Ended	Ended
	October 31, 2011	October 31, 2010

Cash Flows (Used In)/Provided By Operating Activities	$(9,424)	$918
Cash Flows (Used In) Investing Activities	$-	$-
Cash Flows from Financing Activities	$(1,732)	$292
Effect of Foreign Exchange on Cash	$3,207	$(642)
Net Increase (Decrease) in Cash	$(7,949)	$568

Operating Activities

Our cash provided by operating activities decreased by $10,342 due to the increase in net loss and a decrease in the change in accounts payable.

Investing Activities

We did not have any investing activities for the three months ended October 31, 2011 or October 31, 2010.

Financing Activities

Financing activities used cash of $1,732 for the three month period ended October 31, 2011 and provided cash of $292 for the three month period ended October 31, 2010. The financing used during the three months ended October 31, 2011 was due to payments made to a related party.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the United States’ dollar’s increase or decrease against the Canadian dollar during each period. During the three months ended October 31,2011 the United States dollar increased against the Canadian dollar, which resulted in a foreign exchange gain of $3,207.

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

We have historically incurred losses, and through October 31, 2011 have incurred a net loss of $163,783 from our inception on May 17, 2005. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2011, our principal executive officer, principal financial officer have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended October 31, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We had cash and cash equivalents in the amount of $3,768 and a working capital deficit of $97,670 as of October 31, 2011. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2, filed on December 8, 2006)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)
10.1	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)
10.2	Agreement with Web Strike (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM CORP.

By:	/s/ Jason Hanson
Jason Hanson
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Dated: December 9, 2011