Form 10-Q
period 2012-01-31
SEARCH BY HEADLINES.COM CORP.
filed 2012-03-12
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission file number 000-52381

SEARCH BY HEADLINES.COM CORP
(Exact name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3250 Oakland Hills Court, Fairfield, California 94534
(Address of principal executive offices) (zip code)

707.208.6368
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
Yes [ x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,010,000 common shares issued and outstanding as of March 8, 2012.

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

SEARCH BY HEADLINES.COM CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

 January 31, 2012

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
BALANCE SHEET
January 31, 2012 and July 31, 2011
(Stated in US Dollars)
(Unaudited)

	January 31,	July 31,
ASSETS	2012	2011

Current
Cash and cash equivalents	$975	$11,717
Loan receivable – Note 3	50,142	-

	$51,117	$11,717

LIABILITIES

Current
Accounts payable	$70,036	$54,406
Advances payable – Note 4	50,000	-
Due to related party – Note 5	44,816	47,081

	164,852	101,487

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5 Authorized 100,000,000 common shares, par value $0.001 per share Issued and outstanding 9,010,000 common shares	9,010	9,010
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income (loss)	3,930	(194)
Deficit accumulated during the development stage	(180,765)	(152,676)

Total stockholders’ deficiency	(113,735)	(89,770)

	$51,117	$11,717

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended January 31, 2012 and 2011 and for the period May 17, 2005 (Date of Inception) to January 31, 2012
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Six months ended		Inception) to
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	-	-	-	-	10,945
General and administrative	17,123	11,295	28,230	14,465	171,571

Loss from operations	(17,123)	(11,295)	(28,230)	(14,465)	(182,516)

Interest income	141	-	141	-	1,751

Net loss	(16,982)	(11,295)	(28,089)	(14,465)	(180,765)

Other comprehensive loss:
Foreign currency translation adjustment	917	(1,193)	4,124	(1,835)	3,930

Comprehensive loss	$(16,065)	$(12,488)	$(23,965)	$(16,300)	$(176,835)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the six months ended January 31, 2012 and 2011 and
for the period May 17, 2005 (Date of Inception) to January 31, 2012
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Six months ended		Inception) to
	January 31,		January 31,
	2012	2011	2012

Operating Activities
Net loss for the period	$(28,089)	$(14,465)	$(180,765)
Amortization expense	-	-	10,945
Changes in operating assets and liablities:
Accounts payable	15,630	20,302	70,036

Net cash provided by (used in) operating activities	(12,459)	5,837	(99,784)

Investing Activities
Website development	-	-	(10,945)
Loan receivable	(50,142)	-	(50,142)

Net cash used in investment activities	(50,142)	-	(61,087)

Financing Activities
Advances	50,000	-	50,000
Due to related party	(2,265)	779	44,816
Issuance of common stock for cash	-	-	63,100

Net cash provided by financing activities	47,735	779	157,916

Effect of foreign exchange on cash	4,124	(1,835)	3,930

Increase (decrease) in cash during the period	(10,742)	4,781	975

Cash and cash equivalents, beginning of the period	11,717	649	-

Cash and cash equivalents, end of the period	$975	$5,430	$975

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012
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

Summary of Significant Accounting Policies

The company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. There were no significant changes to these accounting policies during the six months ended January 31, 2012 and the Company does not expect that adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 2	Nature of Business and Going Concern

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company ceased operation of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As at January 31, 2012, the Company has no business operations.

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

Search By Headlines.com Corp.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Stated in US Dollars)
(Unaudited)
Page 2

Note 3	Loan Receivable

The Company loaned $50,000 to Naked Boxer Brief Clothing Inc. (“Naked”) (borrower) on January 16, 2012. This loan carries an interest rate of 8% per annum, with principal and interest due in full on June 30, 2012.

Note 4	Advances Payable

During the three months ended January 31, 2012, the Company received $50,000 from two unrelated parties. These advances are unsecured, non-interest bearing, and payable on demand.

Note 5	Related Party Transactions

As at January 31, 2012, the Company received advances totalling $44,816 from the directors of the Company. These advances are unsecured, non-interest bearing, and payable on demand.

As at January 31, 2012, directors of the Company own 2,000,000 common shares.

Note 6	Subsequent Event

On February 28, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Naked and SBH Acquisition Corp. (“Subco”), the Company’s newly incorporated subsidiary, pursuant to which the Company agreed to acquire all of the issued and outstanding common shares of Naked (each, a “Naked Share”) in exchange for the issuance of 13,500,000 common shares in the capital of the Company (each, a “Share”) to the shareholders of Naked on a pro-rata basis (the “Transaction”). Each warrant (the “Naked Warrants”) to purchase Naked Shares will be converted into warrants entitling the holder to purchase the number of Shares as is equal to the number of Naked Shares issued pursuant to the Naked Warrants multiplied by the exchange ratio of Shares to Naked Shares at a price of $0.75 per Share for a period of two years from the closing date.

To facilitate the Transaction, subject to the approval of the shareholders of Naked, Naked agreed to: (i) continue from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada and (ii) merge with Subco, with Naked remaining as the surviving corporation.

Upon completion of the Transaction, Naked will become a wholly-owned subsidiary of the Company.

The closing of the Agreement is subject to a number of conditions and the acquisition of Naked will be accounted as a reverse acquisition.

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

Agreement with Naked Boxer Brief Clothing Inc.

We have entered into an acquisition agreement (the “Agreement”) with Naked Boxer Brief Clothing Inc. (“Naked”) and SBH Acquisition Corp. (“Subco”), the Company’s subsidiary, pursuant to which we agreed to acquire all of the issued and outstanding common shares of Naked (each, a “Naked Share”) in exchange for the issuance of 13,500,000 common shares in the capital of our company (each, a “Share”) to the shareholders of Naked on a pro-rata basis (the “Transaction”). Each warrant (the “Naked Warrants”) to purchase Naked Shares will be converted into warrants entitling the holder to purchase the number of Shares as is equal to the number of Naked Shares issued pursuant to the Naked Warrants multiplied by the exchange ratio of Shares to Naked Shares at a price of $0.75 per Share for a period of two years from the closing date.

To facilitate the Transaction, subject to the approval of the shareholders of Naked, Naked agreed to: (i) continue from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada (the “Continuance”) and (ii) merge with Subco (the “Merger”), with Naked remaining as the surviving corporation.

Upon completion of the Transaction, Naked will become a wholly-owed subsidiary or our company.

Conditions to Agreement

The Agreement is subject to a number of conditions, including the following conditions:

  the Continuance and the Merger will have been approved by (i) the shareholders of Naked (the “Naked Shareholders”), and (ii) if applicable, the Naked Shareholders holding a majority of each outstanding class of Naked securities, all in accordance with the terms of the Agreement, the provisions of the Nevada Revised Statutes and the Canadian Business Corporations Act, and the provisions of the Charter Documents of Naked;

  the board of directors of our company and Naked will have approved the closing of the Transaction;

  each of Joel Primus and Alex McAulay will have entered into management services or employment agreements with our company or Naked;

  we will have conducted and completed to our sole satisfaction, acting reasonably, a legal and financial due diligence investigation of Naked;

  Naked will have coordinated the preparation and delivery of the financial statements to our company, and the auditors of Naked will have approved the financial statements and any pro forma financial statements required to comply with applicable securities laws, in form and content satisfactory to us, and in accordance with applicable securities laws;

  from the date of the Agreement, Naked will not have incurred any Liabilities other than those reasonably incurred in connection with the transactions contemplated in the Agreement or those previously disclosed to us;

  at the closing, Naked’s liabilities, as determined in accordance with GAAP, will not exceed $100,000, excluding certain agreed items;

  Naked will have conducted and completed, to Naked’s satisfaction, acting reasonably, a legal and financial due diligence investigation of our company; and

  we will have working capital in the amount of $650,000, after payment of all outstanding our liabilities.

Covenants of the Parties

As part of the Agreement, Naked has agreed to cause Naked Shareholders holding a minimum of 51% of the issued and outstanding Naked Shares to execute and deliver voting agreements pursuant to which such Naked Shareholders will covenant to vote in favour of the Continuance and the Merger. Naked has also agreed to use its commercial best efforts to cause each of the Naked Shareholders to, at or prior to the Closing, enter into a pooling agreement (the “Pooling Agreement”) with an escrow agent (the "Trustee"), pursuant to which such Naked Shareholders will deposit their respective Shares received in exchange for their respective Naked Shares as a result of the Merger with the Trustee until such Shares are released from the Pooling Agreement in accordance with the terms thereof. Each Pooling Agreement will provide, among other things, that 25% of the Shares will be released 90 days after the one year anniversary of the closing date and then 25% each 90 days thereafter. Naked has also agreed to certain negative covenants as set out in the Agreement.

Additional Details of the Agreement

A copy of the Agreement is incorporated by reference as Exhibit 10.6. Please see Exhibit 10.6 for a complete description of the terms of the Agreement.

Results of Operations for the three month period ended January 31, 2012

During the three month period ended January 31, 2012 covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended January 31, 2012 was $17,123 compared to a loss of $11,295 for the three month period ended January 31, 2011. The increase was due to our general and administrative expenses increasing. General and administrative expenses were $17,123 for the three months ended January 31, 2012, compared to $11,295 for the three months ended January 31, 2011. The increase was due to legal and accounting expenses increasing in 2011.

We recorded interest income of $141 for the three month period ended January 31, 2012, compared to $nil for the three month period ended January 31, 2011.

Our net comprehensive loss for the three months ended January 31, 2012 was $16,065, or $0.00 per share, as compared to a net loss of $12,488, or $0.00 per share, for the three months ended January 31, 2011. The increase in comprehensive loss was due to our increased general and administrative expense and a foreign currency adjustment gain of $917 for the three months ended January 31, 2012, compared to a foreign currency loss of $1,193 in the three months ended January 31, 2011.

Results of Operations for the six month period ended January 31, 2012

During the six month period ended January 31, 2012, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the six month period ended January 31, 2012 was $28,230 compared to a loss of $14,465 for the six month period ended January 31, 2011. The increase in comprehensive loss was due to an increase in our general and administrative expenses. General and administrative expenses were $28,230 for the six months ended January 31, 2012, compared to $14,465 for the six months ended January 31, 2011. Our general and administrative expenses are comprised primarily of legal and accounting fees.

We recorded $141 in interest income for the six month period ended January 31, 2012, compared to $nil for the six month period ended January 31, 2011.

Our comprehensive loss for the six months ended January 31, 2012 was $23,965, or $0.00 per share, as compared to a net comprehensive loss of $16,300, or $0.00 per share, for the six months ended January 31, 2011. The decrease in comprehensive loss was primarily due to the fact that the foreign currency translation loss increased from ($1,835) for the three month period ended January 31, 2011 compared to $4,124 for the three month period ended January 31, 2012.

Liquidity and Capital Resources

Working Capital
	As at January 31,	As at July 31,
	2012	2011

Current Assets	$51,117	$11,717
Current Liabilities	$164,852	$101,487
Working Capital (Deficit)	$(113,735)	$(89,770)

Cash Flows
	Six Months	Six Months
	Ended	Ended
	January 31, 2012	January 31, 2011
Cash Flows Provided By/(Used In) Operating Activities	$(12,459)	$5,837
Cash Flows (Used In)/Provided By Investing Activities	$(50,142)	nil
Cash Flows Provided By Financing Activities	$47,735	$779
Effect of Foreign Exchange on Cash	$4,124	$(1,835)
Net increase (decrease) in Cash During Period	$(10,742)	$4,781

Operating Activities

Our cash provided by operating activities decreased by $18,296 primarily due to an increase in our net loss from $(14,465) for the six month period ended January 31, 2011 to $(28,089) for the six month period ended January 31, 2012.

Investing Activities

Investing activities used cash of $(50,142) during the six month period ended January 31, 2012, compared to $nil for the six month period ended January 31, 2011 due to the loan of $50,000 advanced to Naked Boxer Brief Clothing Inc. The loan is secured by the assets of Naked Boxer Brief and interest accrues on the principal amount of the loan at a rate of 8% per annum. The principal amount of the loan and all interest accrued thereon is due in full on or prior to June 30, 2012.

Financing Activities

Financing activities provided cash of $47,735 for the six month period ended January 31, 2012, compared to providing $779 for the six month period ended January 31, 2011. The financing provided during the six month period ended January 31, 2012 was due to an advance of $50,000 from two unrelated parties, which is unsecured, non-interest bearing, and payable on demand.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the United States’ dollar’s increase or decrease against the Canadian dollar during each period. During the six months ended January 31, 2012 the United States dollar increased against the Canadian dollar, which resulted in a foreign exchange gain of $4,124.

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

Assuming our transaction with Naked does not proceed, management projects that we may require $60,000 to $75,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Financing or Funding	$10,000-$15,000
General and Administrative	$10,000-$15,000
Legal and Accounting	$40,000-$45,000
Total	$60,000-$75,000

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

We have historically incurred losses, and through January 31, 2012 have incurred a cumulative net loss of $180,765 from our inception on May 17, 2005. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2012, our principal executive officer, who is also our principal financial officer, has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Changes to Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended January 31, 2012 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Risks Associated with our Company

The Agreement with Naked may not close for reasons beyond our control.

As discussed above, we have entered into the Agreement with Naked whereby we would acquire all of the issued and outstanding common shares of Naked. There are a number of risks and uncertainties associated with this acquisition. For example, the Agreement may not complete within the time frame or manner currently anticipated or at all, as a result of several factors, including, among other things, the failure by one of the parties to satisfy the closing conditions in the Agreement, several of which are beyond our control. Further, we have loaned Naked $50,000, which they may be unable to pay back if the Agreement does not close. If the Agreement does not close and if we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business.

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

We had cash and cash equivalents in the amount of $975, a loan receivable of $50,142 and a working capital deficit of $113,735 as of January 31, 2012. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2, filed on December 8, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.3	Bridge Loan Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 17,, 2012)

10.4	General Security Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2012)

10.5	Share Purchase Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 1, 2012)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCH BY HEADLINES.COM CORP.

By:	/s/ James P. Geiskopf
James P. Geiskopf
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Dated: March 12, 2012