Form 10-Q
period 2012-04-30
SEARCH BY HEADLINES.COM CORP.
filed 2012-06-19
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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
9,010,000 common shares issued and outstanding as of June 19, 2012.

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

SEARCH BY HEADLINES.COM CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Stated in US Dollars)

(Unaudited)

SEARCH BY HEADLINES.COM CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
April 30, 2012 and July 31, 2011
(Stated in US Dollars)

	(Unaudited)
	April 30,	July 31,
	2012	2011
ASSETS
Current
Cash and cash equivalents	$51,166	$11,717
Loan receivable – Notes 3 and 7	226,896	-

	$278,062	$11,717

LIABILITIES

Current
Accounts and advances payable	$79,866	$54,406
Due to related party – Note 5	45,872	47,081

	125,738	101,487

STOCKHOLDERS’ EQUITY( DEFICIENCY)

Capital stock – Notes5
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
9,010,000 common shares	9,010	9,010
Common shares to be issued – Notes 4 and 7	256,000	-
Additional paid-in capital	54,090	54,090
Accumulated other comprehensive income (loss)	7,384	(194)
Deficit accumulated during the development stage	(174,160)	(152,676)

Total stockholders’equity ( deficiency)	152,324	(89,770)

	$278,062	$11,717

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
for the three and nine months ended April 30, 2012 and 2011 and for the period May 17, 2005 (Date of Inception) to April 30, 2012
(Stated in US Dollars)
(Unaudited)

					May 17,
					2005 (Date of
	Three months ended		Nine months ended		Inception) to
	April 30,		April 30,		April 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	-	-	-	-	10,945
General and administrative	34,102	4,848	62,333	19,313	205,674

Loss from operations	(34,102)	(4,848)	(62,333)	(19,313)	(216,619)
Gain on extinguishment of debt – Note 4	39,000	-	39,000	-	39,000
Interest income	1,708	-	1,849	-	3,459

Net income (loss)	6,606	(4,848)	(21,484)	(19,313)	(174,160)

Other comprehensive income( loss):
Foreign currency translation adjustment	3,454	(4,241)	7,578	(6,076)	7,384

Comprehensive income (loss)	$10,060	$(9,089)	$(13,906)	$(25,389)	$(166,776)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,010,000	9,010,000	9,010,000	9,010,000

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP.AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended April 30, 2012 and 2011 and
for the period May 17, 2005 (Date of Inception) to April 30, 2012
(Stated in US Dollars)
(Unaudited)

			May 17
			2005 (Date of
	Nine months ended		Inception) to
	April 30,		April 30,
	2012	2011	2012

Operating Activities
Net loss for the period	$(21,484)	$(19,313)	$(174,160)
Amortization expense	-	-	10,945
Gain on extinguishment of debt	(39,000)	-	(39,000)
Changes in operating assets and liabilities:
Accounts payable	25,460	24,538	79,866

Net cash provided by (used in) operating activities	(35,024)	5,225	(122,349)

Investing Activities
Website development	-	-	(10,945)
Loan receivable	(226,896)	-	(226,896)

Net cash used in investment activities	(226,896)	-	(237,841)

Financing Activities
Due to related party	(1,209)	2,414	45,872
Issuance of common stock for cash	-	-	63,100
Common stock to be issued	295,000	-	295,000

Net cash provided by financing activities	293,791	2,414	403,972

Effect of foreign exchange on cash	7,578	(6,076)	7,384

Increase in cash during the period	39,449	1,563	51,166

Cash and cash equivalents, beginning of the period	11,717	649	-

Cash and cash equivalents, end of the period	$51,166	$2,212	$51,166

SEE ACCOMPANYING NOTES

SEARCH BY HEADLINES.COM CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2011 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2011 annual financial statements.

Summary of Significant Accounting Policies

The company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. There were no significant changes to these accounting policies during the nine months ended April 30, 2012 and the Company does not expect that adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Principles of Consolidation

These financial statements include the accounts of the Company and its wholly owned inactive subsidiary, SBH Acquisition Corp.

Note 2	Nature of Business and Going Concern

Search by Headlines.com Corp. was incorporated in the State of Nevada on May 17, 2005, with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company ceased operation of a specialized internet search engine that features news in a format that allows users to search or submit news by headline. As at April 30, 2012, the Company has no business operations.

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

Search by Headlines.com Corp. And Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2012
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Loan Receivable

The Company has made the following loans to Naked Boxer Brief Clothing Inc. (“Naked”) (borrower):

January 16, 2012	$50,000
April 4, 2012	$25,000
April 11, 2012	$150,000

These loans are secured by assets of the borrower; bear an interest rate of 8% per annum; and, are due in full (principal and accrued interest ) on June 30, 2012. The related accrued interest income on these loans is $1,896 at April 30, 2012, and this amount has been recorded in the loan receivable balance on the balance sheet.

Note 4	Capital Stock

During the nine month period ended April 30, 212, the Company extinguished $50,000 of debt by issuing 200,000 share subscriptions for common stock at $0.25 per share. This transaction was recorded at the quoted market price of $0.055 per share and resulted in a gain on extinguishment of debt of $39,000.

The Company also received further share subscriptions totalling $245,000 to purchase 980,000 common shares at $0.25 per share.

Note 5	Related Party Transactions

For the nine months ended April 30, 2012, the Company repaid $1,209 to its Directors. As of April 30, 2012, net amount advanced by Directors to the Company were $45,872.

As at April 30, 2012, directors of the Company own 2,000,000 common shares.

Note 6	Acquisition

On February 28, 2012, the Company entered into an acquisition agreement (the "Agreement") with Naked Boxer Brief Clothing Inc. ( “Naked”) and SBH Acquisition Corp. ("Subco"), the Company's newly incorporated subsidiary, pursuant to which the Company agreed to acquire all of the issued and outstanding common shares of Naked (each, a "Naked Share") in exchange for the issuance of 13,500,000 common shares in the capital of the Company (each, a "Share") to the shareholders of Naked on a pro-rata basis (the "Transaction"). Each warrant (the "Naked Warrants") to purchase Naked Shares will be converted into warrants entitling the holder to purchase the number of Shares as is equal to the number of Naked Shares issued pursuant to the Naked Warrants multiplied by the exchange ratio of Shares to Naked Shares at a price of $0.75 per Share for a period of two years from the closing date.

Search by Headlines.com Corp. And Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2012
(Stated in US Dollars)
(Unaudited) – Page 3

Note 6	Acquisition – (cont’d)

To facilitate the Transaction, subject to the approval of the shareholders of Naked, Naked agreed to: (i) continue from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada and (ii) merge with Subco, with Naked remaining as the surviving corporation.

Upon completion of the Transaction, Naked will become a wholly-owned subsidiary of the Company.

The closing of the Agreement is subject to a number of conditions and the acquisition of Naked will be accounted as a reverse acquisition. This transaction has not yet closed.

Note 7	Subsequent Events

On May 7, 2012, the Company loaned an additional $50,000 to Naked.

Per the related share subscription agreements, as the acquisition of Naked has not been completed as of May 31, 2012, the $295,000 of share subscriptions received were to be converted to loans on that date, bearing an annual interest rate of 8%, payable on the maturity date of May 31, 2013, with no prepayment penalties. As of June 18, 2012, these loans have not been executed.

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

Acquisition Agreement

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

  Naked will have conducted and completed, to Naked’s satisfaction, acting reasonably, a legal and financial due diligence investigation of our company; and

  we will have working capital in the amount of $650,000, after payment of all of our outstanding liabilities.

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

Loan Agreement with Naked Boxer Brief Clothing Inc.

On January 16, 2012, we entered into a bridge loan agreement with Naked, as amended on April 4, 2012, April 11, 2012 and May 7, 2012, whereby we advanced an aggregate of $275,000 to Naked (the “Loan”). The Loan is secured by the assets of Naked and interest accrues on the principal amount of the Loan at a rate of 8% per annum. The principal amount of the Loan and all interest accrued thereon is due in full on or prior to June 30, 2012. The proceeds of the Loan will be used by Naked for working capital purposes.

We obtained the funds for the additional advances to Naked from several individuals. The proceeds from share subscriptions to our company were received on the same dates as the advances were made to Naked. Per the related share subscription agreements, as the acquisition of Naked has not been completed as of May 31, 2012, the $295,000 of share subscriptions received were to be converted to loans on that date, bearing an annual interest rate of 8%, payable on the maturity date of May 31, 2013, with no prepayment penalties. As of June 18, 2012, these loans have not been executed.

Results of Operations for the three month periods ended April 30, 2012 and 2011

During the three month period ended April 30, 2012, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the three month period ended April 30, 2012 was $34,102 compared to a loss of $4,848 for the three month period ended April 30, 2011. The increase was due to our general and administrative expenses increasing in connection with our proposed transaction with Naked. General and administrative expenses were $34,102 for the three months ended April 30, 2012, compared to $4,848 for the three months ended April 30, 2011. The increase was due to legal and accounting expenses increasing in 2012.

We did not record any amortization expenses for the three month periods ended April 30, 2012 and April 30, 2011. We incurred interest income of $1,708 for the three months ended April 30, 2012 as compared to $nil for the same period in 2011 and incurred a gain on extinguishment of debt of $39,000 for the three months ended April 30, 2012 as compared to $nil for the same period in 2011.

Our net income for the three months ended April 30, 2012 was $6,606, or $0.00 per share, as compared to a net loss of $4,848, or $0.00 per share, for the three months ended April 30, 2011. Our comprehensive income for the three months ended April 30, 2012 was $10,060, or $0.00 per share, as compared to a comprehensive loss of $9,089, or $0.00 per share, for the three months ended April 30, 2011. The increase in comprehensive income was due primarily to a gain on extinguishments of debt of $39,000 offset by increased general and administrative expenses in connection with our proposed transaction with Naked and a foreign currency adjustment gain of $3,454 for the three months ended April 30, 2012, compared to a foreign currency adjustment loss of $4,241 for the three months ended April 30, 2011.

Results of Operations for the nine month periods ended April 30, 2012 and 2011

During the nine month period ended April 30, 2012, covered by our unaudited financial statements, we did not generate any revenues. Our loss from operations for the nine month period ended April 30, 2012 was $21,484 compared to a loss of $19,313 for the nine month period ended April 30, 2011. The increase was due to an increase in general and administrative expenses in connection with our proposed transaction with Naked.

General and administrative expenses were $62,333 for the nine months ended April 30, 2012, compared to $19,313 for the nine months ended April 30, 2011. The increase was due to legal and accounting expenses increasing in 2012.

We did not record any amortization expenses for the nine month periods ended April 30, 2012 and April 30, 2011. We incurred interest income of $1,849 for the nine months ended April 30, 2012 as compared to $nil for the same period in 2011.

Our net loss for the nine months ended April 30, 2012 was $21,484, or $0.00 per share, as compared to a net loss of $19,313, or $0.00 per share, for the nine months ended April 30, 2011.Our comprehensive loss for the nine months ended April 30, 2012 was $13,906, or $0.00 per share, as compared to a net comprehensive loss of $25,389, or $0.00 per share, for the nine months ended April 30, 2011. The decrease in comprehensive loss was primarily due to the fact that the Company recorded a gain on extinguishment of debt of $39,000 in 2012 compared to $Nil in 2011, which was offset by an increase in general and administrative expenses in 2012 compared to 2011.

Liquidity and Capital Resources

Working Capital

	As at April 30,	As at July 31,
	2012	2011

Current Assets	$278,062	$11,717
Current Liabilities	$125,738	$101,487
Working Capital (Deficit)	$152,324	$(89,770)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2012	April 30, 2011

Cash Flows (Used In)/Provided By Operating Activities	$(35,024)	$5,225
Cash Flows (Used In)/Provided By Investing Activities	$(226,896)	Nil
Cash Flows (Used In)/Provided By Financing Activities	$293,791	$2,414
Effect of Foreign Exchange on Cash	$7,578	$(6,076)
Net increase in Cash During Period	$39,449	$1,563

Operating Activities

Cash flows used in our operating activities was $35,024 for the nine month period ended April 30, 2012. The cash used during the period was primarily a result of cash used to pay our general and administrative expenses.

Investing Activities

Investing activities used cash of $226,896 during the nine month period ended April 30, 2012, compared to $nil for the nine month period ended April 30, 2011 due to the loan of $225,000 advanced to Naked. The loan is secured by the assets of Naked and interest accrues on the principal amount of the loan at a rate of 8% per annum. The principal amount of the loan and all interest accrued thereon is due in full on or prior to June 30, 2012.

Financing Activities

Financing activities provided cash of $293,791 for the nine month period ended April 30, 2012, compared to providing $2,414 for the nine month period ended April 30, 2011. The financing provided during the nine month period ended April 30, 2012 was due to aggregate cash advances of $295,000 from common stock subscription agreements from several individuals.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the Canadian dollar’s change in value against the United States dollar during each period.

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

Assuming our transaction with Naked does not proceed, management projects that we may require $95,000 to $120,000 in addition to our current cash to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures
Financing or Funding	$10,000-$15,000

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures
General and Administrative	$10,000-$15,000
Legal and Accounting	$75,000-$90,000
Total	$95,000-$120,000

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

We have historically incurred losses, and through April 30, 2012 have incurred a cumulative net loss of $174,160 from our inception on May 17, 2005. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2012, our principal executive officer, who is also our principal financial officer, has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and our company’s internal control over financial reporting. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Changes to Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended April 30, 2012 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

As discussed above, we have entered into the Agreement with Naked whereby we would acquire all of the issued and outstanding common shares of Naked. There are a number of risks and uncertainties associated with this acquisition. For example, the Agreement may not complete within the time frame or manner currently anticipated or at all, as a result of several factors, including, among other things, the failure by one of the parties to satisfy the closing conditions in the Agreement, several of which are beyond our control. Further, we have loaned Naked $275,000, which they may be unable to pay back if the Agreement does not close. If the Agreement does not close and if we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business.

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

We had cash and cash equivalents in the amount of $51,166 and a working capital deficit of $142,676 as of April 30, 2012. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.2	Agreement with Web Strike (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.3	Bridge Loan Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2012)

10.4	General Security Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2012)

10.5	Acquisition Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 1, 2012)

10.6	Addendum to Loan Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2012)

10.7	Second Addendum to Loan Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2012)

10.8	Third Addendum to Loan Agreement with Naked Boxer Brief Clothing Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 5, 2012)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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
Dated: June 19, 2012