Form 10-Q
period 2012-07-31
NAKED BRAND GROUP INC.
filed 2012-09-19
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52381

NAKED BRAND GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#2 34346 Manufacturers Way Abbotsford BC Canada V2S 7M1
(Address of principal executive offices) (zip code)

604.855.4767
(Registrant’s telephone number, including area code)

Search By Headlines.com Corp
3250 Oakland Hills Court, Fairfield, California 94534
July 31
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
27,008,000 common shares issued and outstanding as of September 12, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

These financial statements have been prepared by our management and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of the interim periods presented. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that these interim financial statements be read in conjunction with our January 31, 2012 annual audited financial statements.

NAKED BRAND GROUP INC.
CONSOLIDATED BALANCE SHEET
July 31, 2012 and Jan 31, 2012
(Stated in US Dollars)

	July 31, 2012
	(unaudited)	January 31, 2012
ASSETS
Current assets
Cash	$435,269	$50,356
Accounts receivable, net of allowance for doubtful accounts of $4,741 and $4,000, respectively (Note 5)	59,610	37,991
Inventory (Note 6)	216,198	68,840
Prepaid expenses	40,272	3,850

Total current assets	751,349	161,037

Long term assets
Property and equipment, net (Note 7)	2,973	1,371
Intangible assets, net (Note 8)	64,564	24,302

TOTAL ASSETS	$818,886	$186,710

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
Current liabilities
Accounts payable	$377,589	$103,222
Notes payable (Note 9)	209,773	59,308
Related party payables (Note 10)	60,924	62,610
TOTAL LIABILITIES	648,286	225,140

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock (Note 11)
Authorized 100,000,000 common shares, par value $0.001 per share (January 31, 2012: unlimited without par value) Issued and outstanding 27,008,000 common shares (January 31, 2012: 6,069,251)	27,008	638,972
Accumulated paid-in capital	1,236,647	-
Accumulated deficit	(1,079,398)	(667,930)
Accumulated other comprehensive loss	(13,657)	(9,472)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	170,600	(38,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$818,886	$186,710

SEE ACCOMPANYING NOTES

NAKED BRAND GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended July 31, 2012 and 2011
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2012	2011	2012	2011
Net sales	$65,622	$37,932	$92,308	$67,873
Cost of sales	51,447	21,557	61,995	40,027

Gross profit	14,175	16,375	30,313	27,846

Operating expenses
General and administrative expenses	231,608	317,373	416,303	365,438
Depreciation and amortization	1,133	706	2,090	1,409
Foreign currency transactions	3,926	771	2,440	769
Total operating expenses	236,667	318,850	420,833	367,616

Operating loss	(222,492)	(302,475)	(390,520)	(339,770)
Other income (expense)
Finance charges & discounts	(9,149)	(171)	(11,479)	(324)
Interest	(7,953)	(1,088)	(10,699)	(1,904)
Miscellaneous income	-	-	18	393
	(17,102)	(1,259)	(22,160)	(1,835)
Net loss	(239,594)	(303,734)	(412,680)	(341,605)
Other comprehensive income (loss)
Foreign Currency translation adjustments, net of tax	(290)	(4,494)	(4,185)	(428)
Comprehensive loss	$(239,884)	$(308,228)	$(416,865)	$(342,033)

Net loss per share, basic and diluted	$(0.02)	$(0.05)	$(0.03)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	13,377,704	6,572,442	13,201,269	6,500,193

SEE ACCOMPANYING NOTES

NAKED BRAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended July 31, 2012 and 2011
(Stated in US Dollars)
(Unaudited)

For the six months ended,	July 31, 2012	July 31, 2011
Cash flows from operating activities
Net loss	$(412,680)	$(341,605)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant, and equipment	856	449
Amortization of intangible assets	1,234	960
Change in allowance for doubtful accounts	736	531
Stock distributions		567
Stock distributions to contractors	31,305
Stock based compensation	3,107	265,490
Increase (decrease) in cash resulting from change in:
Accounts receivable	(22,205)	(10,719)
Prepaid expenses	(36,416)	(67,732)
Inventory	(147,306)	39,417
Accounts payable	133,871	1,361
Net cash used in operating activities	(447,498)	(111,281)

Cash flows from investing activities
Purchase of property, plant, & equipment	(2,458)	-
Acquisition of intangible assets	(41,467)	-
Cash acquired from Search By Headlines.com Corp.	380,826	-
Net cash provided by investing activities	336,901	-

Cash flows from financing activities
Proceeds from share issuance	-	76,943
Payments to repurchase shares	-	(2)
Net advances from line of credit	-	7,204
Advances from related parties	321,399	28,691
Acquisition costs	(34,863)	-
Proceeds from notes payable	209,773	-
Net cash provided by financing activities	496,309	112,836

Effect of exchange rate changes on cash	(799)	(1,555)
Net increase in cash	384,913	-
Cash at beginning of period	50,356	-
Cash at end of period	$435,269	$-

SEE ACCOMPANYING NOTES

Cash paid during the period for:
Interest paid		$864	$1,623
Taxes		-	-
Cash paid during the period for:
Related party payable refinancing to note payable		-	9,845
Conversion of related party payable to equity upon reception of Search By Headlines.com Corp.		375,000	-
Debt settlement agreements		13,134	-
Accounts payable from reception of Search By Headlines.com Corp.		153,631	-
Forgiveness of related party payable recorded in retained earnings	$		- $ 22,813

SEE ACCOMPANYING NOTES

NAKED BRAND GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Stated in US Dollars)
(Unaudited)

1.           Organization and Nature of Business

Description of Business

Naked Brand Group Inc. (the “Company”) was incorporated in the State of Nevada on May 17, 2005, as Search By Headlines.com Corp. with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company ceased operations as a specialized internet search engine that featured news in a format that allowed users to search or submit news by headline. On July 30, 2012, the Company closed an Acquisition Agreement with Naked Boxer Brief Clothing Inc. (“Naked”) whereby Naked’s owners became the sole directors of the Company and Naked stockholders exchanged their shares for a total of 13.5 million shares of the Company, representing 50% of the Company (the “Acquisition”). Effective August 29, 2012, the Company completed a merger with a subsidiary, Naked Brand Group Inc., a Nevada corporation, which was incorporated solely to effect a change of name. As a result, the Company changed its name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.”.

Naked Boxer Brief Clothing Inc. was incorporated under the federal laws of Canada on May 21, 2009 as In Search of Solutions Inc. and changed its corporate name on May 17, 2010. The Company commenced business operations on February 1, 2010 as a manufacturer and seller of direct and wholesale undergarments in Canada to consumers and retailers. The Company has been realizing revenues from its operations since September, 2010.

As a result of the Acquisition, Naked became a wholly-owned subsidiary of the Company and the Company’s business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. The Company operates out of Abbotsford, British Columbia, Canada.

Unless otherwise noted, references to years are for calendar years ended December 31. For example, the three and six months ending July 31, 2012 is referred to as “2012” in these notes to the consolidated financial statements.

Going Concern

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As at July 31, 2012, the Company had not yet achieved profitable operations, and expects to incur further losses in the development of its business. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt to existing stockholders. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           Significant accounting policies

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information, using the same accounting policies and methods as used in the annual financial statements of Naked for the year ended January 31, 2012 included as an exhibit to the Company’s form 8-K filed on August 1, 2012. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ended January 31, 2013.

The balance sheet at January 31, 2012 has been derived from the audited consolidated financial statements of Naked at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

These unaudited financial statements should be read in conjunction with the most recent audited financial statements of Naked for the year ended January 31, 2012.

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Principles of Consolidation and Basis of Accounting

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Naked Boxer Brief Clothing Inc.. All inter-company transactions and balances were eliminated.

The comparative figures are those of Naked (Note 3). As the acquisition of shares in Naked was a capital transaction, the transaction was accounted for as a reverse merger with Naked as the acquirer.

Application of reverse takeover accounting results in the following:

  The consolidated financial statements of the combined entity are issued under the name of the legal parent, the Company, but are considered a continuation of the financial statements of the legal subsidiary, Naked, for accounting purposes. Comparative amounts are those of Naked.
  As Naked is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated balance sheets for the continuing entity at their historical carrying values. The Company’s assets and liabilities at the date of the transaction are also included in the consolidated balance sheets at their historical carrying values.

Reporting Currency and Foreign Currency

The functional currency of the Company is Canadian dollars (CAD). Transaction amounts denominated in currencies other than Canadian dollars are translated into their Canadian dollar equivalents at exchange rates prevailing at the transaction dates. Gains and losses on foreign-denominated transactions or settlements are recognized in the statement of operations.

These financial statements have been presented in US dollars, which is the Company’s reporting currency. These financial statements have been translated from Canadian dollars to US dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Segment Reporting

The Company uses several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products, and geographical areas. The Company has determined that as of July 31, 2011 and July 31, 2012, there is only a single reportable segment.

3.           Reverse Acquisition

On July 30, 2012, the Company closed the Acquisition pursuant to an Acquisition Agreement with Naked and SBH Acquisition Corp., the Company’s former subsidiary, whereby the Company acquired 100% of the issued and outstanding shares of Naked in exchange for 13,500,000 shares of common stock of the Company. Concurrent with the closing, 100,000 share purchase warrants outstanding, exercisable into 100,000 shares of common stock of Naked at $0.75 per share, were converted into warrants entitling the holders to purchase 214,506 shares of the Company’s common stock at an exercise price of $0.75 per share until July 30, 2014.

To facilitate the Acquisition, Naked agreed to: (i) continue from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada and (ii) merge with our subsidiary, SBH Acquisition Corp., with Naked remaining as the surviving corporation. The continuation of Naked from Canada to the State of Nevada was completed on July 27, 2012 and the merger of Naked and SBH Acquisition Corp., with Naked as the surviving corporation, was completed on July 30, 2012. As a result of the foregoing, Naked became a wholly-owned subsidiary of the Company.

As the former stockholders of Naked now control 50% of the issued and voting shares of the Company and former management of Naked comprise more than 50% of the Board of Directors of the Company, the transaction was accounted for as a reverse acquisition and recapitalization of Naked. As Naked is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated balance sheet for the continuing entity at their historical carrying values and these consolidated financial statements are presented as a continuation of Naked.

The Company’s assets, liabilities and results of operations have been included in these consolidated financial statements from July 30, 2012, the date of the Acquisition.

For accounting purposes, the transaction is reflected as a recapitalization of Naked and consideration for the Acquisition was deemed to be the book value of the net assets of the Company acquired on July 30, 2012, which approximates their fair values. The net identifiable assets of the Company at the date of the Acquisition were as follows:

Cash and subscription receivable	$380,826

Accounts payable and advances payable	(108,789)
Due to a related party	(44,843)

Net assets acquired	$227,194

The carrying value of the net assets acquired was credited to the share capital of the combined entity. $375,000 in advances made to Naked in conjunction with the acquisition was debited against net assets as this was included in the portion of proceeds. In addition, acquisition costs of $34,951 paid were recorded as a charge against the equity of Naked.

4.           Loss Per Share

The basic loss per share was computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. The weighted average number of common shares outstanding has been retroactively adjusted to reflect the recapitalization of Naked pursuant to the Acquisition on July 30, 2012. As such, weighted average common shares outstanding prior to the Acquisition have been adjusted by the exchange ratio established upon closing of the Acquisition. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended July 31, 2012 and 2011. Because the Company is in a net loss position, it has excluded stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.

Net loss per share was determined as follows:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Numerator
Net loss	$(239,594)	$(303,734)	$(412,680)	$(341,605)
Denominator
Weighted average common shares outstanding	13,377,704	6,572,442	13,201,269	6,500,193
Basic loss per share	$(0.02)	$(0.05)	$(0.03)	$(0.05)
Anti-dilutive securities not included in diluted loss per share	1,499,506	750,768	1,499,506	750,768

5.           Accounts Receivable

On October 6, 2011, Naked entered into a factoring agreement with Liquid Capital Exchange Corp. (“Liquid”) whereby it sells select accounts receivable with recourse. Liquid purchases eligible accounts receivable at a discount of 3.75% and is further discounted by 1/8 of 1% if the number of days elapsed from the date of purchase of the receivable exceeds 28 days. The Company bears the risk of credit loss on the receivables at all times. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets. Factor expense charged to operations for the three and six months ended July 31, 2012 was $9,172 and $6,351, respectively (recorded as finance charges on the income statement) (2011:$171 and $Nil, respectively).

On July 26, 2012 the Company terminated the factoring agreement and bought back all amounts outstanding under the factoring agreement for a total of $31,555. Pursuant to the termination of the factoring agreement, the Company was released from the corresponding general security agreement.

6.           Inventory

Inventory of the Company consisted of the following at July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012

Finished goods - Underwear	$37,496	$51,463
Raw materials	178,702	17,377

Total inventory	$216,198	$68,840

Balances are recorded at historical cost, less amounts for potential declines in value. Management has determined that no inventory reserve or write downs are required as at July 31, 2012 and January 31, 2012.

7.           Property and Equipment

Property and equipment of the Company consisted of the following at July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012

Furniture & equipment	$1,407	$1,408
Computer equipment	3,628	1,169

Less: Accumulated depreciation	(2,062)	(1,206)

Net property and equipment	$2,973	$1,371

Depreciation expense for the three and six months ended July 31, 2012 was $532 and $856 respectively (2011: $228 and $456).

8.           Intangible Assets

Intangible assets of the Company consisted of the following at July 31, 2012 and January 31, 2012:

	July 31 2012	January 31, 2012

Trade Names/Trademarks	$24,121	$23,066
Website	44,148	3,707

Less: accumulated amortization	(3,705)	(2,471)

Total Intangible Assets	$64,564	$24,302

The Company has $34,893 of capitalized costs related to a new website that has not been placed in service. The Company will begin to amortize the capitalized website costs when the new website is placed in service, which is expected to be some time in the third quarter.

Amortization expense on the Company’s existing website for the three and six months ended July 31, 2012 was $621 and $1,234, respectively (2011: $464 and $928, respectively). This asset has been fully amortized and has a net book value of $Nil.

9.           Notes Payable

On July 12, 2012, the Company received a bridge loan of $200,000 pursuant to a Term Sheet, in anticipation of the Company entering into an operating loan of up to $800,000 with Kalamalka Partners Ltd. (“Kalamalka”) at a future date. The loan was bearing interest at 12% per annum, with interest payable monthly. The loan was secured by the shares of Naked owned by a director of the Company and a personal guarantee from the director. This guarantee terminated upon the completion of the Acquisition of Naked on July 30, 2012. Subsequent to July 31, 2012, the Company entered into an Agency and Interlender Agreement with Kalamalka and this bridge loan was repaid in full (Note 13 i)).

At July 31, 2012, notes payable included a payable of $9,773 (January 31, 2012: $9,308) which had been advanced by a former related party of Naked. The amount is reflected in notes payable as at July 31, 2012 and January 31, 2012 as the lender is no longer a related party. The note is unsecured, non-interest bearing and at July 31, 2012 was repayable upon demand.

At January 31, 2012, Naked had entered into a note payable for $50,000 with the Company. The note was bearing simple interest at 8% per annum, calculated monthly, with interest payable at maturity. The note was due on June 30, 2012. Upon closing of the Acquisition of Naked by the Company, this note, along with additional loans made between the Company and Naked, became an intercompany loan and is therefore eliminated upon consolidation at July 31, 2012.

10.         Related Party Payables

At July 31, 2012 the Company had advances from stockholders in the amount of $60,924 (January 31, 2012: $62,610). All stockholder advances are unsecured and payable on demand. The table below summarizes the balance and interest rate of the advances at July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012

Advance, bearing interest at 19.50% per annum	$2,307	$11,741
July 25, 2011 advance, bearing interest at 3.50% per annum	20,654	20,286
December 18, 2010 advance, bearing interest at 4.00% per annum	10,610	10,405
Advance, non-interest bearing	26,357	19,184
May 2, 2011 advance, non-interest bearing, payable upon Company holding greater than $356,762CAD in cash or cash equivalents	996	994
	60,924	62,610
Less: current portion	(60,924)	(62,610)

	$-	$-

During the three and six months ending July 31, 2012, the Company incurred interest expense on the stockholder advances of $280 and $537, respectively (2011: $133 and $237, respectively).

During the year ended January 31, 2012 a related party payable of $8,940 was refinanced and is currently reflected in notes payable as the lender is no longer a related party. The note is unsecured, non-interest bearing, and payable upon the Company holding greater than $356,762 in cash or cash equivalents.

11.         Stockholders’ Equity

Authorized

There is 100,000,000 common voting stock with a par value of $0.001 authorized for issuance.

Issued and Outstanding

As of July 31, 2012, the Company had 27,008,000 of common stock issued and outstanding.

As of January 31, 2012, Naked had the following class of shares of common stock issued and outstanding:

	January 31, 2012
	Shares	Amount
Class B common stock	1,005,000	$96,580
Class C common stock	1,300,000	127,954
Class D common stock	690,100	67
Class E common stock	2,630,820	276,802
Class F common stock	443,331	137,569
	6,069,251	$638,972

Pursuant to the continuation of Naked from Canada to Nevada that was effected in connection with the Acquisition (Note 3), all classes of common stock of Naked were exchanged for one class of common stock. In connection with the acquisition, all shares of common stock of Naked were exchanged for shares of common stock of the Company.

Equity Transactions

During the six months ended July 31, 2012:

i)

Naked granted 14,006 Class E common shares, prior to the merger, to a director of the Company for director fees earned. Naked determined that the fair value on the grant date of these shares was $3,000 CAD and recorded the entire amount as compensation expense in the financial statements for the three and six months ended July 31, 2012. The fair value of $0.21 per share was determined by the value of the shares exchanged during the acquisition agreement.

ii)

Prior to the merger, Naked issued 63,321 shares of Class E common stock fair valued at $13,134, in addition to $8,238 cash, to extinguish debt of $21,372. This resulted in a loss of $125. The fair value of the Class E shares was based on the last traded transaction of our stock which was the acquisition agreement between Naked Boxer Brief Clothing Inc. and Search By Headlines.com Corp.

iii)

Naked awarded 147,062 Class E common shares, prior to the merger, to consultants for work performed. Naked determined that the fair value on the grant date of these shares was $31,500CAD and recorded the entire amount as general and administration expense in the financial statements for the three and six months ended July 31, 2012. The fair value of $0.21 per share was determined by the value of the shares exchanged during the acquisition agreement.

iv)

As part of the acquisition agreement with Search By Headlines.com Corp., stockholders exchanged shares of Naked for shares of common stock in the capital of the Company at a ratio of 2.145060, where Naked stockholders received a total of 13.5 million common stock in the capital of the Company.

During the year ended January 31, 2012:

i)

Naked issued 50,000 Class C common shares at CAD$0.15 per share (translated on the transaction date as US$0.147 per share) for gross proceeds of $7,363. This transaction was the result of the exercising of 50,000 Class C warrants issued during the year ended January 31, 2011.

ii)	Naked repurchased 5,100 Class D common shares from a former officer of the Company for $2 consideration. These shares were returned to the treasury and cancelled.

iii)

Pursuant to a directors resolution dated May 11, 2011, a director and officer of Naked was granted 1,860,320 Class E common shares as part of an incentive-based compensation package. These shares are transferrable but were subject to cancellation if certain company performance targets were not met. The performance target dates were over five years and were subject to an annual review whereby 20% of these shares could be cancelled at each annual review if the milestone had not been met. Upon execution of the Acquisition (Note 3), the cancellation provisions of these shares were no longer effective and the shares were no longer subject to performance milestones. Consequently, the fair value of these equity based awards was recorded as compensation expense in the amount of $195,036 in the financial statements for the year ended January 31, 2012. The fair value of CAD$0.10 per share (translated on the transaction date as US$0.105 per share) was determined by previous share offerings of the same or similar share classes.

iv)

Naked granted 675,000 Class E common shares to officers and directors of Naked for management services rendered. The fair value on the grant date of these shares of $70,767 was recorded as compensation expense in the financial statements for the year ended January 31, 2012. The fair value of CAD$0.10 (translated on the transaction date as US$0.105 per share) per share was determined by previous share offerings of the same or similar share classes.

v)

Naked granted 40,000 Class E common shares to directors of Naked for director fees earned. The fair value on the grant date of these shares of $4,177 was recorded as compensation expense in the financial statements for the year ended January 31, 2012. The fair value of CAD$0.10 per share (translated on the transaction date as US$0.104 per share) was determined by previous share offerings of the same or similar share classes.

vi)

Naked granted 5,500 Class E common shares to a customer. Sales to the customer were not contingent upon the issuance of shares. Naked determined the fair value on the grant of these shares of $577.. The fair value of CAD$0.10 per share (translated on the transaction date as US$0.105 per share) was determined by previous share offerings of the same or similar share classes.

vii)

Naked issued 443,331 Class F common shares at CAD$0.30 per share (translated on the transaction date as US$0.31 per share) for gross proceeds of $137,569. As part of an incentive structure for investments, subscribers were issued 50,000 Class G share purchase warrants when the total investment by a single subscriber was greater than CAD$30,000. Pursuant to this arrangement, 100,000 warrants were issued in connection with this private placement. Each Class G share purchase warrant entitled the holder thereof the right to purchase one Class F common share at CAD$0.75 per share until July 26, 2014. The warrants were accounted for as equity and included in the net share capital of the Class F common shares.

Stock Option Plan

In connection with the closing of the Acquisition, the Company adopted the 2012 Stock Option Plan (the “Plan”), pursuant to which the Company may grant stock options to directors, officers, employees and consultants. The maximum number of shares reserved for issue under the plan is 5,400,000 shares.

The Plan is administered by the Company’s board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. Each option, upon its exercise, entitles the optionee to acquire one share of the Company’s common stock, upon payment of the applicable exercise price. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the Plan with an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the six months ended July 31, 2012 is presented below:

		Weighted		Weighted Average
	Number of	Average		Grant Date
	Shares	Exercise Price		Fair Value
Outstanding at January 31, 2012	-
Granted	1,285,000	$0.25		$0.25

Outstanding at July 31, 2012	1,285,000	$0.25

Exercisable at July 31, 2012	-	$-	$

At July 31, 2012, the following stock options were outstanding, entitling the holder thereof to purchase shares of common stock of the Company, as follows:

	Exercise	Expiry	Remaining Contractual
Number	Price	Date	Life (Yrs)
1,000,000	$0.25	July 30, 2022	10.0
285,000	$0.25	July 30, 2014	2.0

1,285,000

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. At July 31, 2012, the aggregate intrinsic value of stock options outstanding was $Nil. The total fair value of stock options issued during the six months ended July 31, 2012 of $318,781 will be recorded in the statement of operations as a general and administrative expense over the periods in which these options vest.

The stock options are vesting over a period of two years from the grant date. No shares had vested nor had become exercisable as of July 31, 2012.

During the three and six months ended July 31, 2012, the Company recognized compensation expense for stock options of $Nil.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Expected term of stock option (years)*	5.11
Expected volatility	272.27%
Risk-free interest rate	0.67%
Dividend yields	0.00%

*As the Company has insufficient historical data on which to estimate expected the term of the options, the Company has elected to apply the short-cut method to determine the expected term under the guidance of Staff Accounting Bulletin No. 110 (“SAB 110”).

Share Purchase Warrants

At July 31, 2012, there were 214,506 share purchase warrants outstanding, entitling the holders thereof to the right to purchase 214,506 common shares at $0.75 per share. These will expire on July 30, 2014.

At January 31, 2012, there were 100,000 share purchase warrants outstanding, entitling the holders thereof the right to purchase 100,000 Class G common shares at CAD$0.75 per share. Half of the Class G warrants had an expiry of July 26, 2014 and the other half had an expiry of August 24, 2014.

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise Price
	Warrants
Outstanding at January 31, 2011	350,000	(CAD$) 0.15
Granted	100,000	(CAD$) 0.75
Exercised	(50,000)	(CAD$) 0.15
Expired	(300,000)	(CAD$) 0.15
Outstanding at January 31, 2012	100,000	(CAD$) 0.75
Cancelled	(100,000)	(CAD$) 0.75
Re-issued pursuant to the Acquisition (Note 3)	214,506	(USD$) 0.75

Outstanding at July 31, 2012	214,506	(USD$) 0.75

12.         Customer Concentrations

The Company has concentrations in the volume of business transacted with a particular customer. The loss of this customer could have an adverse effect on the Company’s business. During the six months ended July 31, 2012 and 2011, the Company had concentrations of sales with one customer equal to 11% and 39%, respectively, of total revenues. The customer had $14,080 in outstanding receivables as at July 31, 2012 and $Nil at January 31, 2012.

13.         Subsequent Events

i)

On August 10, 2012, the Company, through its wholly owned subsidiary, Naked, entered into an Agency and Interlender Agreement (the “Interlender Agreement”) with Kalamalka Partners Ltd. (the “Agent”) and certain lenders as set out in the Interlender Agreement (the “Lenders”) pursuant to which the Company agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement, by the issuance of convertible promissory notes (the “Notes”) from time to time as such funds are required by the Company.

In connection with the closing of the Interlender Agreement, the Company issued the Lenders convertible promissory notes in the aggregate principal amount of $400,000 and an aggregate of 100,000 share purchase warrants to the Lenders (the “Lender Warrants”). Each Lender warrant is exercisable into one share of common stock of the Company as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

The Notes will bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any note, and all accrued and unpaid interest thereon, are convertible into shares of common stock of the Company at $0.75 per share at the option of the Lenders.

The Company will have the right to prepay all or a portion of the principal of the Loan and any accrued but unpaid interest thereon upon sixty (60) days’ notice to the Agent. In addition, the Company shall expressly be permitted to repay part of the loan at which point there will be a 1% fee on all of the funds repaid and those funds will accrue interest to be paid monthly at 4% per annum on repaid proceeds.

Funds advanced under the loan are restricted for inventory and accounts receivable whereby we can fund up to 90% of our accounts receivable and inventory. “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

The Notes are secured by a general security agreement over the present and future assets of the Company.

In connection with the closing of the Interlender Agreement, the Company issued 948,000 share purchase warrants to the Agent (the “Agent Warrants”) as consideration for facilitating the loan, each of which is exercisable into one share of common stock of the Company. Of this total, 448,000 Agent Warrants are exercisable at $0.25 until August 10, 2014 and 500,000 Agent Warrants are exercisable at $0.50 until August 10, 2014. The Company also issued an aggregate of 200,000 share purchase warrants to certain non-lenders (the “Non-Lender Warrants”) as consideration for a $200,000 bridge loan provided to the Company during the six months ended July 31, 2012, each of which is exercisable into one share of common stock of the Company. Of this total, 125,000 Non-Lender Warrants are exercisable at $0.25 until August 10, 2015 and 75,000 Non- Lender Warrants are exercisable at $0.50 until August 10, 2015.

ii)

Pursuant to a consulting agreement dated September 1, 2012, the Company issued 250,000 stock purchase options to a consultant of the Company for consulting services to be rendered. Each stock purchase option entitles the consultant to purchase one common share of the Company at $0.25 per share for a period of five years and will vest in stages, with 125,000 options vesting on September 30, 2012 and 125,000 options vesting six months thereafter. The agreement is effective until December 31, 2012 and may be automatically extended for an additional year unless either party gives written notice of their intent to terminate the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors”, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our apparel products; our ability to successfully bring apparel products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

As used in this quarterly report, the terms “we”, “us” “our” and the “Company” mean Naked Brand Group Inc. and our wholly-owned subsidiary, Naked Boxer Brief Clothing Inc. (“Naked”).

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

Unless otherwise noted, references to years are for calendar years ended December 31. For example, the three and six months ending July 31, 2012 is referred to as “2012” in the following discussion and analysis of Naked Brand Group Inc.’s financial condition and results of operations.

Current Business and Plan of Operations

Our principal executive offices are located at #2 34346 Manufacturers Way, Abbotsford, British Columbia V2S 7M1, and our telephone number is (604) 855-4767. Our common stock is quoted on the OTCQB under the symbol “NAKD”.

We were incorporated in the State of Nevada on May 17, 2005. Following incorporation, we commenced the business of marketing websites and accessories throughout North America. However, as we were not successful in developing our business marketing websites and accessories prior to the entry into the acquisition agreement and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our shareholders.

Naked Boxer Brief Clothing Inc. was incorporated under the federal laws of Canada on May 21, 2009 as “In Search of Solutions Inc.” and changed its corporate name to “Naked Boxer Brief Clothing Inc.” on May 17, 2010. It commenced business operations on February 1, 2010 as a manufacturer and seller of direct and wholesale men’s undergarments to consumers and retailers. The Company has been realizing revenues from its operations since September, 2010

On July 30, 2012, we closed an acquisition agreement dated February 28, 2012, as amended, with Naked Boxer Brief Clothing Inc., whereby we acquired 100% of the issued and outstanding shares of Naked Boxer Brief Clothing Inc. in exchange for 13,500,000 shares of our common stock. As, upon closing, the former stockholders of Naked controlled 50% of the our issued and outstanding shares of common stock and former management of Naked comprised more than 50% of our board of director, the acquisition was accounted for as a reverse acquisition, with Naked Boxer Brief Clothing Inc. deemed to be the acquirer for accounting purposes. As a result, its assets and liabilities are included in the consolidated balance sheet for the continuing entity at their historical carrying values and these consolidated financial statements are presented as a continuation of Naked.

To facilitate the acquisition, Naked Boxer Brief Clothing Inc. agreed to: (i) continue from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada and (ii) merge with our subsidiary, SBH Acquisition Corp., with Naked Boxer Brief Clothing Inc. remaining as the surviving corporation. The continuation of Naked Boxer Brief Clothing Inc. from Canada to the State of Nevada was completed on July 27, 2012 and the merger of Naked and SBH Acquisition Corp. was completed on July 30, 2012. As a result of the foregoing, Naked Boxer Brief Clothing Inc. became a wholly-owned subsidiary of our company.

Effective August 29, 2012, we completed a merger with a newly-formed subsidiary, Naked Brand Group Inc., a Nevada corporation, which was incorporated solely to effect a change of name. As a result, effective August 29, 2012, we changed our name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.”.

Our primary operations are conducted through our wholly-owned subsidiary, Naked Boxer Brief Clothing Inc. We will continue to produce men’s undergarments and we expect to begin selling t-shirts during the last month of the third quarter of fiscal 2013. We also intend to ship limited styles of women’s underwear by the end of the third quarter of fiscal 2013.

Results of Operations for the Three Months Ended July 31, 2012

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

During the three months ended July 31, 2012, we generated net sales of $65,622 compared to $37,932 for the same period in 2011, an increase of $27,690. Net sales primarily increased from new “off-sale” relationships. These “off-sale” stores only sell brands at significantly below retail value. In association with the inventory writedown of $37,842 in the fourth quarter of 2012, we determined to change our consumer packaging. As a result, we had product in the old packaging to sell at below or at the original cost. Accordingly, we were able to generate $15,638 in off-sales to this new channel of customers. The additional increases were primarily increases in sales from key wholesale customers.

Concurrently, we had an increase in cost of sales due to the off-sales. The increase was not larger because of the previous write off in the fourth quarter discussed in the preceding paragraph. The other increases in cost of sales which resulted in a drop of gross profit margin to 22% in the quarter ended July 31, 2012 from 43% in the quarter ended July 31, 2011 were due to significant increases in the cost of production as a result of doing smaller inventory runs of our product lines in Vancouver, Canada and general increases to the cost of fabrics. For the fall 2012 production run, we will be producing our cotton line in Turkey to increase quality and lower costs of production.

Our operating loss for the three months ended July 31, 2012 was $222,492 compared to a loss of $302,475 for the three months ended July 31, 2011. The decrease was due to management compensation charges resulting from share distributions during the three months ended July 31, 2011. This decrease was partially offset by an increase in other general and administrative expenses attributed to ramping up our efforts to develop product and materials to raise our marketability and costs related to obtaining a loan for operations of $375,000 in anticipation of the acquisition of Naked. $100,000 of the loan was used to pay off payables while $255,000 was used to increase operations to grow sales in future periods and fulfill operational requirements to complete the acquisition of Naked. In addition to the expenses incurred to prepare the Company to be on the public market, these additional operating expenditures were incurred to prepare the Company to present department stores and key new accounts new products, packaging, and overall company image. As a result, the marketing materials created were used in Nordstrom’s presentations which helped us secure our first purchase order with them for the fall.

General and administrative expenses included marketing expenses of $39,531 (2011: $10,337) which was in increase of $29,195, including the entry into an agreement with Entertainment Fusion Group (EFG) for the conduct of public relations, office expenses increased by $23,021 to $27,638 (2011: $4,617), and product development expenses increased by $8,231 to $12,298 (2011: $4,066). Travel expenses, primarily related to sourcing in anticipation of increased volume as a result of more exposure in the public market and from the Nordstrom’s purchase order, increased year over year by $14,273 from $1,588 in the three months ended July 31, 2011 to $15,861 for the three months ended July 31, 2012. Professional fees increased by $31,374 to $37,779 (2011: $6,405) due to costs incurred in connection with our first quarter filing and final closing costs associated with the acquisition of Naked. Salaries and benefits also increased by $28,621 to $41,261 in the three months ended July 31, 2012 (2011: $12,640) due to the hiring of one full time staff member to support the finance team, a production manager and a technical supervisor during July, additional overtime hours related to completion of two years of audits and the quarter, and salary increases. Inventory losses increased by $4,288 to $4,288 (2011: $0) due to a write down of the remaining inventory in the prior season’s packaging.

We incurred interest expenses of $7,953 for the three months ended July 31, 2012 as compared to $1,088 for the same period in 2011. This increase in interest is attributable to the loan advances made in connection with the acquisition.

Financing charges increased to $9,149 from $171 for the three months ended July 31, 2011. This increase was due to a $5,000 financing fee for a short term inventory loan associated with the $200,000 note payable. The remaining increase was a result of financing from our factoring company on increased accounts receivable sales from increased sales and a financing fee of 3.5% on the buyout of the accounts receivable. For the quarter ending July 31, 2011, there were only insignificant financing charges of $171 related to our expired line of credit with our banking institution. Our factoring relationship with Liquid Capital Corporation has been terminated, but we expect increased costs related to debt servicing as a result of our financing relationship with Kalamalka Partners Ltd., which replaced our financing relationship with Liquid Capital and allows us to use proceeds from their loan until 60 days from an invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

Our net loss for the three months ended July 31, 2012 was $239,594, or $0.02 per share, as compared to a net loss of $303,734, or $0.07 per share, for the three months ended July 31, 2011.

Results of Operations for the Six Months Ended July 31, 2012

During the six months ended July 31, 2012, we generated net sales of $92,308 compared to $67,873 during the same period in 2011. The increase of $24,435 was due to $15,638 in off-sales to the new channel of customers discussed above and the remainder primarily resulted from increases in sales from key wholesale customers.

Concurrently, we had an increase in cost of sales due to the off-sales at a lower value. The other increases in cost of sales which resulted in a drop of gross profit margin to 33% for the six months ended July 31, 2012 from 41% for the six months ended July 31, 2011 were due to significant increases in the cost of production as a result of doing smaller inventory runs of our product lines in Vancouver, Canada and general increases to the cost of fabrics.

Our operating loss for the six months ended July 31, 2012 was $390,520 compared to a loss of $339,770 for the six months ended July 31, 2011. This increase was attributed to the loan for operations of 375K in cash received in anticipation of the acquisition and throughout the 6 month period ending July 31, 2012. 100K was used to pay off payables while 225K in increased operating expenditures was used to increase operations to increase sales in future periods and fulfill operational requirements to complete the acquisition. These increases were offset by a compensation charge of $261,366 during the six month period ended July 31, 2011, relating to the distribution of shares to management during that period.

General and administrative expenses were $416,303 for the six months ended July 31, 2012, compared to $365,438 for the six months ended July 31, 2011. Increases to general and administrative expenses were attributable to a $43,529 increase in marketing costs to $61,263 (2011: $17,733) and an increase by $20,487 in product development to $27,161 (2011: $6,674) in order to increase the marketability of the company in its promotional materials and product offerings. Office expenses increased by $33,021to $41,163 (2011: 8,141) in association with increased staff and operations in the run up to the execution of the acquisition agreement. Professional fees increased by $96,062 to $106,464 (2011: $10,401), primarily due to the development and execution of the acquisition agreement, including auditing fees and quarterly review fees, totaling $67,650. Travel expenses, primarily related to sourcing in anticipation of increased volume from more exposure in the public market and the Nordstrom’s purchase order, increased by $23,961 to $29,486 (2011: 5,525).

Amortization expenses for the six months ended July 31, 2012 and July 31, 2011 totaled $2,090 and $1,409 respectively. This increase was due to the addition of two new computers and a server to our property, plant and equipment. We incurred interest expenses of $10,699 for the six months ended July 31, 2012 as compared to $1,904 for the same period in 2011. This increase in interest is contributable to the loan advances made by Search By Headlines.com Corp. in connection with the acquisition.

Financing charges increased to $11,479 compared to the same six months ending July 31, 2011. This increase was due to a $5,000 financing fee for a short term inventory loan associated with the $200,000 note payable. The remaining increase was a result of financing from our factoring company on increased accounts receivable sales from increased sales and a financing fee of 3.5% on the buyout of the accounts receivable. For the quarter ending July 2011, there were only insignificant financing charges of $324 related to our expired line of credit with our banking institution.

Our net loss for the six months ended July 31, 2012 was $412,680, or $0.03 per share, as compared to a net loss of $341,605, or $0.05 per share, for the six months ended July 31, 2011.

Liquidity and Capital Resources
Working Capital (Consolidated)

	As at July 31,	As at Jan 31,
	2012	2012
	(unaudited)	(audited)

Current Assets	$751,349	$161,037
Current Liabilities	$648,286	$225,140
Working Capital (Deficit)	$103,063	$(64,103)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	July 31, 2012	July 31, 2011

Cash Flows Used In Operating Activities	$(447,498)	$(111,281)
Cash Flows Provided By Investing Activities	$336,901	Nil
Cash Flows Provided By Financing Activities	$496,309	$112,836
Effect of Foreign Exchange on Cash	$(799)	$(1,555)
Net change in Cash During Period	$384,913	Nil

Operating Activities

Cash flows used in our operating activities was $447,498 for the six months ended July 31, 2012. The cash used during the period was primarily a result of cash used to pay for inventory. We were able to manage cash flow through increases in accounts payable of $133,871 to offset increases to accounts receivable which resulted in decreases in cash of $22,205, outlays for prepaid deposits and expenses of $36,416, and a net loss adjusted for other reconciliations of $375,442. Net outflows in this area were due to inventory purchases, which accounted for $147,306.

Investing Activities

Investing activities provided cash of $336,901 during the six months ended July 31, 2012, compared to $nil for the six months ended July 31, 2011. The increase in cash provided by investing activities was primarily a result of cash acquired from Search By Headlines.com of $380,826. This was partially offset by cash paid to acquire long-lived assets, which included $40,447 in website development costs to develop and launch a new website.

Financing Activities

Financing activities provided cash of $496,309 for the six month period ended July 31, 2012, compared to $112,836 for the six months ended July 31, 2011. Proceeds from financing activities during the six months ended July 31, 2012 included advances from related parties of $321,399, which were mostly received from Search By Headlines.com prior to the completion of the acquisition. We also received proceeds of a short term loan of $209,773, to be put towards inventory purchases and operating requirements.

Non-cash transactions

For the six months ending July 31, 2012, certain non-cash transactions affected our cash position. Loans advanced to Naked Boxer Brief Clothing Inc. in the amount of $375,000 were converted to equity as part of the acquisition agreement. $13,134 in accounts payable were settled as part of debt settlement agreements in exchange for shares of our common stock. As part of the acquisition of Naked, we acquired $153,631 in accounts payable.

For the six months ending July 31, 2011, a related party payable of $9,845 was refinanced and is currently reflected in notes payable as the lender is no longer a related party. The note is unsecured, non-interest bearing, and at July 31, 2012 was repayable upon demand. This amount was repaid subsequent to July 31, 2012.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the Canadian dollar’s change in value against the United States dollar during each period. See Note 2 to the consolidated interim financial statements.

Future Financing

We secured a long term financing arrangement whereby we can fund up to 90% of our accounts receivable and inventory. “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at the lower of cost or market value. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

In the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity financings. In the short term, we intend to fund future cash shortfalls from loans from directors and borrowings under financing arrangements.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment over the next twelve months.

Going Concern

As at July 31, 2012, we had not yet achieved profitable operations and expect to incur further losses in the development of our business. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt to existing shareholders. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may materially differ from these estimates. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Critical Accounting Policies

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonably assured, generally when products are shipped to customers. Provisions for estimated returns, discounts and credits are provided for in the same period the related sales are recorded.

Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. We estimate an allowance for doubtful accounts based on historical losses, existing economic conditions and the financial stability of our customers. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as a recovery of bad debt expense when received.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method, which under the circumstances, management believes will provide for the most practical basis for the measurement of periodic income. Management periodically reviews inventory for slow moving or obsolete items and considers realizability based on our marketing strategies and sales forecasts to determine if an allowance is necessary. If market value is below cost, then an allowance is created to adjust the inventory carrying amount to reflect this.

Intangible Assets

Indefinite-lived, intangible assets, consisting of costs to acquire trademarks with an indefinite life, are recorded at cost, net of impairment charges, if applicable. Indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Included in intangible assets are costs to acquire trademarks. Trademarks have an indefinite life, so no amortization has been taken.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carry amounts may not be recoverable. Such a review involves comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, we would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value.

Income Taxes

The current income tax represents the amount of income taxes expected to be paid or the benefit expected to be received for the current year taxable income or loss. Deferred income taxes are recognized for the future tax consequences of temporary differences arising between the carrying value of assets and liabilities for financial statement and tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

We recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination on the technical merits of the position. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The most significant estimates we made are those relating to uncollectible receivables, inventory valuation and obsolescence, product returns, fair value of equity instruments and stock based compensation expense.

Accounting for Stock-Based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires that compensation expense for employee stock-based compensation be recognized over the requisite service period based on the fair value of the award, at the date of grant. We account for the granting of equity based awards to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all equity based awards is expensed over the service provision period with a corresponding increase to common stock. The fair value of equity based awards is estimated using the most recent share offering of the same or similar share classes (approximate market value).

Based on guidance in ASC 505-50, Equity Based Payments to Non-Employees, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

Foreign Exchange

Our functional currency is in Canadian dollars as substantially all of our operations are in Canada. We use the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)) as at July 31, 2012. Based upon that evaluation, our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, concluded that, as at July 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer and our chief financial officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines;

(iii)	lack of independent directors and audit committee

(iv)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and

(v)	no written whistle-blower policy.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-Q. Such remediation activities include the following:

1.	establishing an independent audit committee as additional board members have been retained;

2.	obtaining a qualified VP Finance to assist in the preparation of our public filings and assist on accounting matters; and

3.	updating the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2012, we completed the acquisition of Naked, which resulted in a change of management and a change in the size and composition of the board of directors. As such, our accounting and finance operations and personnel has changed to reflect the change in operations resulting from the acquisition. This change had a material impact on the Company’s internal controls over financial reporting.

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

Risks Associated with our Company

Risks Related To Our Business

We have a limited operating history which makes it difficult to evaluate our company or future operations.

Naked Boxer Brief Clothing Inc. commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the six months ended July 31, 2012, our revenues were $92,308 (2011: $67,873). As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

Our limited operating experience and limited brand recognition in new international markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to an extent, on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our undergarments by customers in these new international markets. Our failure to develop new international markets or disappointing growth outside of existing markets will harm our business and results of operations.

Our auditors’ opinion on our January 31, 2012 financial statements includes an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

For the year ended January 31, 2012, we incurred a net loss of $550,484. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as described by our auditors with respect to the financial statements for the year ended January 31, 2012. Our future operating capital depends on our revenues and ability to raise capital through equity investments. Future equity investments will be dilutive to existing shareholders and the terms of securities issued may be more favorable for new investors. Further, in obtaining further equity investments, we may incur substantial costs including investment banking fees, legal fees and accounting fees. Our business operations may fail if our actual cash requirements exceed our estimates and we are not able to obtain further financing. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

Our success depends on our ability to maintain the value and reputation of our brand.

Our success depends on the value and reputation of the Naked brand. The Naked name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. We rely on social media as one of our marketing strategies to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed, which could have a material adverse effect on our financial condition.

An economic downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in Canada and the United States, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could have a material adverse effect on our financial conditions, operating results and cash flows.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products in a timely manner or our new products are not accepted by our customers, our competitors may introduce similar products in a more timely fashion. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could have a material adverse effect on our financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to guests. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our results of operations and could impair the strength and exclusivity of our brand. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships.

The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

The fabrics used by our suppliers and manufacturers include synthetic fabrics whose raw materials include petroleum-based products. Our products also include natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials could have a material adverse effect on our cost of goods sold, results of operations, financial condition and cash flows.

We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier manufacturer, we may be unable to locate additional suppliers of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term. We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.

The market for undergarments is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of undergarments, including large, diversified companies with substantial market share and strong worldwide brand recognition, such as Calvin Klein and Armani. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our e-commerce website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses or other causes, could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

Our fabrics and manufacturing technology are not patented and can be imitated by our competitors.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we currently own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We currently rely on trademarks, as well as confidentiality procedures, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States or Canada, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

Our future success is substantially dependent on the continued service of our senior management.

Our future success is substantially dependent on the continued service of our senior management and other key employees. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has been relatively consistent in the last twelve months and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken significantly relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business

Risk Related to our Stock and Public Reporting Requirements

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock, of which 27,008,000 shares are issued and outstanding as of July 31, 2012. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTCQB quotation system. Trading in stock quoted on the OTCQB Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE. Accordingly, shareholders may have difficulty reselling any of their shares.

A decline in the price of our common stock could affect our ability to raise further working capital, may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and such other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2012, we entered into an agency and interlender agreement dated August 10, 2012 with our wholly-owned subsidiary, Naked Boxer Brief Clothing Inc., Kalamalka Partners Ltd. (“Kalamalka”) and certain lenders as set out in the interlender agreement, whereby we agreed to borrow up to $800,000 from the lenders or certain alternate lenders from time to time. In connection with the closing of the interlender agreement, we issued: (i) convertible promissory notes in the aggregate principal amount of $400,000 and (ii) an aggregate of 100,000 share purchase warrants to the lenders.

Each promissory note is due on August 16, 2014 and bears interest at the rate of 12% per annum, calculated and payable monthly. The principal amount outstanding under any note, and all accrued but unpaid interest thereon, may be converted into shares of our common stock at a price of $0.75 per share at any time at the option of the respective lender. Repayment of the notes is secured by general security agreements dated August 10, 2012 made by each of our company and Naked in favour of Kalamalka, as agent for the lenders.

Each lender warrant is exercisable into one share of our common stock. 25,000 of the lender warrants are exercisable at a price of $0.25 per share until August 10, 2015, 25,000 lender warrants are exercisable at a price of $0.50 per share until August 10, 2015 and 50,000 lender warrants are exercisable at a price of $0.25 per share until August 10, 2014.

As consideration for facilitating the loan, we issued an aggregate of 948,000 warrants to Kalamalka, of which 448,000 Kalamalka warrants are exercisable at a price of $0.25 per share until August 10, 2014 and 500,000 Kalamalka warrants are exercisable at a price of $0.50 per share until August 10, 2014. We also issued an aggregate of 200,000 warrants to certain non-lenders in consideration of the portion of the loan provided by one of the lenders. 125,000 non-lender warrants are exercisable at a price of $0.25 per share until August 10, 2015 and 75,000 non-lender warrants are exercisable at a price of $0.50 per share until August 10, 2015.

In August 2012, we issued four promissory notes, having an aggregate principal amount of $400,000, to four (4) accredited investors and an aggregate of 1,248,000 warrants to seven (7) warrantholders who are non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB- 2, as filed with the Commission on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8- K, as filed with the Commission on August 30, 2012)
3.3	Bylaws (incorporated by reference from our registration statement on Form SB-2, as filed with the Commission on December 8, 2006)
(10)	Material Contracts
10.1

Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on March 1, 2012)

10.2

Loan Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)

10.3

General Security Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)

Exhibit Number	Description of Exhibit
10.4

Addendum to Loan Agreement dated April 4, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)

10.5

Second Addendum to Loan Agreement dated April 11, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)

10.6

Third Addendum to Loan Agreement dated May 7, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8- K, as filed with the Commission on May 8, 2012)

10.7

Fourth Addendum to Loan Agreement dated June 13, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on June 14, 2012)

10.8

Fifth Addendum to Loan Agreement dated July 6, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8- K, as filed with the Commission on July 11, 2012)

10.9	Form of $0.05 Subscription Agreement (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.10	Form of $0.25 Subscription Agreement (incorporated by reference from Exhibit 10.10 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.11

Form of Pooling Agreement among our company and certain former shareholders of Naked Boxer Brief Clothing Inc., dated June 27, 2012 (incorporated by reference from Exhibit 10.11 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)

10.12	Employment Agreement with Joel Primus dated July 30, 2012 (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.13	Employment Agreement with Alex McAulay dated July 30, 2012 (incorporated by reference from Exhibit 10.13 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.14	2012 Stock Option Plan (incorporated by reference from Exhibit 10.14 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.15	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.15 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.16	Agency and Interlender Agreement dated August 10, 2012 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)
10.17	Security Agreement dated August 10, 2012 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)
10.18	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)
10.19	Form of Warrant Subscription Agreement (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)

Exhibit Number	Description of Exhibit
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Madsen & Associates, CPA’s Inc. dated July 30, 2012 (incorporated by reference from Exhibit 16.1 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
(31 and 32)	Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 - CEO
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 - CFO
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 - CEO
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 - CFO

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:  /s/ Alex McAulay
        Alex McAulay
        Chief Financial Officer, Secretary, Treasurer and Director
        (Principal Financial Officer)
        Dated: September 19, 2012