Form 10-Q
period 2012-10-31
NAKED BRAND GROUP INC.
filed 2012-12-17
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Yes [  ]          No [X]

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,122,000 common shares issued and outstanding as of December 17, 2012.

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

Naked Brand Group Inc.
CONSOLIDATED BALANCE SHEETS
As at October 31, 2012 and January 31, 2012

	October 31,
	2012
	(unaudited)	January 31, 2012

ASSETS
Current assets
Cash	$33,094	$50,356
Accounts receivable, net of allowance for doubtful accounts of $4,895 and $4,000, respectively (note 6)	76,916	37,991
Inventory (note 7)	449,378	68,840
Prepaid expenses	12,638	3,850

Total current assets	572,026	161,037
Property and equipment, net (note 8)	2,450	1,371
Intangible assets, net (note 9)	59,709	24,302
Deferred financing fees	220,121	-
TOTAL ASSETS	$854,306	$186,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$292,153	$103,222
Notes payable (note 10)	-	59,308
Related party payables (note 12)	14,070	62,610

Total current liabilities	306,223	225,140
Convertible promissory notes (note 11)	381,357
TOTAL LIABILITIES	687,580	225,140

STOCKHOLDERS' EQUITY (DEFICIENCY) (note 13)
Common stock
Authorized 100,000,000 common shares, par value $0.001 per share (January 31, 2012: unlimited without par value) Issued and outstanding 27,222,000 common shares (January 31, 2012: 6,069,251)	27,222	638,972
Accumulated paid-in capital	1,784,553	-
Accumulated deficit	(1,632,038)	(667,930)
Accumulated other comprehensive Loss	(13,011)	(9,472)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	166,726	(38,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$854,306	$186,710

The accompanying notes are an integral part of these unaudited financial statements.

Naked Brand Group Inc.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and nine ended October 31, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October, 31
	2012	2011	2012	2011

Net sales	$59,254	$21,446	$151,502	89,025
Cost of sales	39,354	17,922	101,298	57,881
Gross profit	19,900	3,524	50,204	31,144
Operating Expenses
General and administrative expenses	531,870	88,981	947,347	453,597
Foreign currency transactions	11,050	1,131	13,408	1,914
Total operating expenses	542,920	90,112	960,755	455,511
Operating loss	(523,020)	(86,588)	(910,551)	(424,367)
Other income (expense)
Finance fees & discounts	(17,971)	(244)	(29,287)	(569)
Interest	(13,762)	(1,052)	(24,254)	(3,062)
Miscellaneous income	-	24	19	413
	(31,733)	(1,272)	(53,522)	(3,218)
Net Loss	(554,753)	(87,860)	(964,073)	(427,585)
Other comprehensive income (loss)
Foreign Currency translation adjustments, net of tax	646	(6,936)	(3,539)	(7,364)
Comprehensive loss	$(554,107)	$(94,796)	$(967,612)	$(434,949)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)
Weighted average number of shares outstanding, basic and diluted	27,092,391	12,801,740	22,398,367	8,625,919

The accompanying notes are an integral part of these unaudited financial statements.

Naked Brand Group Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended October 31, 2012 and 2011
(Unaudited)

	October 31, 2012	October 31, 2011
	(unaudited)	(unaudited)
For the nine months ended,	2012	2011

Cash flows from operating activities
Net loss	$(964,073)	$(427,585)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	7,716	2,091
Amortization of deferred financing fees	17,379	-
Accretion of debt discount	2,298	-
Change in provision for doubtful accounts	747	628
Stock distributions to contractors	182,453	561
Stock based compensation to management	31,809	262,657
Increase (decrease) in cash resulting from change in:
Accounts receivable	(39,478)	(9,615)
Prepaid expenses	(8,770)	(5,056)
Inventory	(380,239)	(63,309)
Accounts payable	48,328	70,585
Net cash used in operating activities	(1,101,830)	(169,043)

Cash flows from investing activities
Purchase of property & equipment	(41,605)	-
Cash obtained on acquisition of Search By Headlines.com Corp.	386,777	-
Acquisition of intangible assets	(2,466)	(755)
Net cash provided by (used in) investing activities	342,706	(755)

Cash flows from financing activities
Net proceeds from share issuance	105,099	134,923
Payments to repurchase shares	-	(2)
Net advances from line of credit	-	10,910
Proceeds from convertible promissory notes	400,000	-
Acquisition costs of acquisition of Search By Headlines.com Corp.	(34,979)	-
Advances from Naked Brand Group Inc. prior to the merger	328,701	-
Advances (repayments) of related party payables	(48,830)	24,902
Repayment of notes payable	(9,207)	-
Net cash provided by in financing activities	740,784	170,733
Effect of exchange rate changes on cash	1,078	(935)
Net change in cash	(17,262)	-
Cash at beginning of period	50,356	-
Cash at end of period	$33,094	$-

Naked Brand Group Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended October 31, 2012 and 2011
(Unaudited)

Cash paid during the year for:
Interest paid	$14,930	$3,062
Taxes	-	-
Non-cash financing activities
Related party payable refinancing to note payable	$-	$9,845
Debt settlement agreements	13,134	-
Conversion of related party payable to equity	375,000	-
Accounts payable acquired on acquisition of Search By Headlines.com Corp.	153,631	-
Discount on debt financing	20,940	-
Deferred financing costs	237,500	-
Forgiveness of related party payable recorded in retained earnings	-	22,813

The accompanying notes are an integral part of these unaudited financial statements.

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

1.        Organization and Nature of Business

Naked Brand Group Inc. (the “Company”) was incorporated in the State of Nevada on May 17, 2005, as Search By Headlines.com Corp. with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company ceased operations as a specialized internet search engine that featured news in a format that allowed users to search or submit news by headline. On July 30, 2012, the Company closed an Acquisition Agreement with Naked Boxer Brief Clothing Inc. (“Naked”) whereby Naked’s owners became the sole directors of the Company and Naked stockholders exchanged their shares for a total of 13.5 million shares of the Company, representing 50% of the Company (the “Acquisition”). Effective August 29, 2012, the Company completed a merger with a subsidiary, Naked Brand Group Inc., a Nevada corporation, which was incorporated solely to effect a change of name. As a result, the Company changed its name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.”

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

As a result of the Acquisition, Naked became a wholly-owned subsidiary of the Company and the Company’s business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. The Company operates out of Abbotsford, British Columbia, Canada

Unless otherwise noted, references to years are for calendar years ended December 31. For example, the three and nine months ending October 31, 2012 is referred to as “2012” in these notes to the consolidated financial statements.

2.        Going Concern

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

As at October 31, 2012, the Company had not yet achieved profitable operations, and expects to incur further losses in the development of its business. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt to existing stockholders. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

3.        Significant accounting policies

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information, using the same accounting policies and methods as used in the annual financial statements of Naked for the year ended January 31, 2012 included as an exhibit to the Company’s amended form 8-K filed on November 5, 2012. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ended January 31, 2013.

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

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

Principles of Consolidation and Basis of Accounting

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Naked Boxer Brief Clothing Inc. All inter-company transactions and balances were eliminated.

The comparative figures are those of Naked (Note 4). As the acquisition of shares in Naked was a capital transaction, the transaction was accounted for as a reverse merger with Naked as the acquirer.

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

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Reporting Currency and Foreign Currency

The Company’s functional currency changed from Canadian dollars to US dollars on July 30, 2012, triggered by the Acquisition and an accumulation of other factors. Balances denominated in foreign currencies were re-measured at the date of change using the exchange rate in effect on that date. Revenue and expense items were translated at average rates for the period up to the date of change and translation adjustments accumulated in other comprehensive income up to the date of change were retained in that account.

Subsequent to July 30, 2012, transactions denominated in foreign currencies are translated at the exchange rate in effect on the transaction date. Foreign currency gains and losses are recorded as a gain or loss on the consolidated statements of operations.

The functional currency of Naked is the Canadian dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into US dollars with assets and liabilities translated at the current rate on the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Segment Reporting

The Company uses several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products, and geographical areas. The Company has determined that as of October 31, 2012 and 2011, there is only a single reportable segment.

4.        Reverse Acquisition

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

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

For accounting purposes, the transaction is reflected as a recapitalization of Naked and consideration for the Acquisition was deemed to be the book value of the net assets of the Company acquired on July 30, 2012, which approximates their fair values. The net identifiable assets of the Company at the date of the Acquisition were as follows:

Cash & subscription receivable	$380,826
Accounts payable and advances payable	(108,789)
Due to a related party	(44,843)

Net assets acquired	$227,194

The carrying value of the net assets acquired was credited to the share capital of the combined entity. $375,000 in advances made to Naked in conjunction with the acquisition was debited against net assets as this was included in the portion of proceeds. In addition, acquisition costs of $34,951 paid were recorded as a charge against the equity of Naked balance sheets for the continuing entity at their historical carrying values and these consolidated financial statements are presented as a continuation of Naked.

5.        Loss per share

The basic and diluted net loss per share was computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. The weighted average number of common shares outstanding has been retroactively adjusted to reflect the recapitalization of Naked pursuant to the Acquisition on July 30, 2012. As such, weighted average common shares outstanding prior to the Acquisition have been adjusted by the exchange ratio established upon closing of the Acquisition. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended October 31, 2012 and 2011. Because the Company is in a net loss position, it has excluded stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.

Net loss per share was determined as follows:

	Three months ended October		Nine months ended October
	31,		31,
	2012	2011	2012	2011
Numerator
Net loss	$(554,753)	$(87,860)	$(964,073)	$(427,585)
Denominator
Weighted average common shares outstanding	27,092,391	12,801,740	22,398,367	8,625,919
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.05)
Anti-dilutive securities not included in diluted loss per share	3,547,506	400,000	3,547,506	400,000

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

6.        Accounts Receivable

On October 6, 2011, Naked entered into a factoring agreement with Liquid Capital Exchange Corp. (“Liquid”) whereby it sells select accounts receivable with recourse. Liquid purchases eligible accounts receivable at a discount of 3.75% and is further discounted by 1/8 of 1% if the number of days elapsed from the date of purchase of the receivable exceeds 28 days. The Company bears the risk of credit loss on the receivables at all times. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets. Factor expense charged to operations for the three and nine months ended October 31, 2012 was $nil and $6,351, respectively (recorded as finance charges on the income statement) (2011:$nil and $nil, respectively).

On July 26, 2012 the Company terminated the factoring agreement and bought back all amounts outstanding under the factoring agreement for a total of $31,555. Pursuant to the termination of the factoring agreement, the Company was released from the corresponding general security agreement

7.        Inventory

Inventory at October 31, 2012 and January 31, 2012 consisted of the following:

	October 31, 2012	January 31, 2012
Raw materials	$86,087	$17,377
Work in process	77,334	-
Inventory of goods for sale (finished goods)	285,957	51,463

Total inventory	$449,378	$68,840

Balances are recorded at historical cost, less amounts for potential declines in value. Management has determined that no inventory reserve or write downs are required as at October 31, 2012 and January 31, 2012.

8.        Property and Equipment

Property and equipment at October 31, 2012 and January 31, 2012 consisted of the following:

	October 31, 2012	January 31, 2012

	Cost	Net book value

Furniture & fixtures	$1,413	$1,408
Computer equipment	3,641	1,169

Less: accumulated amortization	(2,604)	(1,206)
Total	$2,450	$1,371

Depreciation expense for the three and nine months ended October 31, 2012 was $533 and $1,398 respectively (2011: $218 and $666).

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

9.        Intangible Assets

	October 31, 2012	January 31, 2012

Trademarks and Trade names	$24,202	$23,066
Website	40,579	3,707

Less: accumulated amortization	(5,072)	(2,471)
Total	$59,709	$24,302

Amortization expense for the three and nine months ended October 31, 2012 was $5,145 and $6,318, respectively (2011: $466 and $1,425, respectively).

10.      Notes Payable

On July 12, 2012, the Company received a bridge loan of $200,000 pursuant to a Term Sheet, in anticipation of the Company entering into an operating loan of up to $800,000 with Kalamalka Partners Ltd. (“Kalamalka”) at a future date. The loan was bearing interest at 12% per annum, with interest payable monthly. The loan was secured by the shares of Naked owned by a director of the Company and a personal guarantee from the director. This guarantee terminated upon the completion of the Acquisition of Naked on July 30, 2012. On August 10, 2012, the Company entered into an Agency and Interlender Agreement (the “Agency Agreement”) with Kalamalka and this bridge loan was repaid in full (Note 11).

At January 31, 2012, notes payable included a payable of $9,308 which had been advanced by a former related party of Naked. The note was unsecured, non-interest bearing and was repaid during the nine months ended October 31, 2012.

There were no outstanding notes payable at October 31, 2012.

At January 31, 2012, Naked had entered into a note payable for $50,000 with the Company. The note was bearing simple interest at 8% per annum, calculated monthly, with interest payable at maturity. The note was due on June 30, 2012. Upon closing of the Acquisition of Naked by the Company, this note, along with additional loans made between the Company and Naked up to the date of the acquisition, became proceeds in consideration of the agreement and were no longer payable.

11.      Long term Debt

	October 31, 2012	January 31, 2012

Convertible promissory notes payable, bearing interest at 12% per annum, due August 16, 2014.	$400,000	$-
Less: debt discount	(18,643)	-
	381,357	-
Less: current portion	-	-
	$381,357	$-

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

On August 10, 2012, the Company and its wholly owned subsidiary, Naked, entered into the Agency Agreement with Kalamalka and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby the Company agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of convertible promissory notes (the “Notes”) from time to time as such funds are required by the Company.

In connection with the closing of the Agency Agreement, the Company issued four convertible promissory notes in the aggregate principal amount of $400,000 and an aggregate of 100,000 share purchase warrants to the Lenders (the “Lender Warrants”). The Lender warrants are exercisable into one common share of the Company as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

The convertible notes bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any note and all accrued and unpaid interest therein, are convertible into common shares of the Company at $0.75 per share at any time at the option of the lender.

The convertible notes are secured by a first priority general security agreement over the present and future assets of the Company.

The convertible notes may be prepaid at any time at the option of the Company with 60 days’ written notice to the Agent. Prepayments must be accompanied by a 1% prepayment fee and the prepaid amount will form a pool of stand-by funds that will continue to accrue interest at a rate of 4% per annum, calculated and payable monthly.

Funds advanced under the loan are restricted for inventory and accounts receivable whereby we can fund up to 90% of our accounts receivable and inventory. “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old. At the time of filing the company was in compliance with this covenant.

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Notes between the Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender warrants of $22,100 at issuance resulting in a debt discount at issuance of $20,940, which is being amortized using the effective interest method over the term of the convertible notes. During the three and nine months ended October 31, 2012, the Company recorded interest expense of $2,298 in respect of the accretion of this discount.

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-Lenders as follows: 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”) and 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”). The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and is being amortized to income over the term of the convertible notes using the effective interest method. During the three and nine months ended October 31, 2012, the Company had recorded financing expense of $17,379 in respect of the amortization of these charges.

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

The fair value of the Agents Warrants, the Lender Warrants and the Bridge Loan Warrants was determined using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	0.29%
Expected life (years)	2.20
Expected volatility	201.94%
Dividend yields	0.00%

12.      Related Party Payables

At October 31, 2012, related party payables included advances from shareholders in the amount of $14,070 (January 31, 2012: $62,610). All shareholder advances are unsecured. The table below summarizes the balance, interest rate and repayment terms of the advances at October 31, 2012 and January 31, 2012:

	October 31, 2012	January 31, 2012

Bearing interest at 19.50% per annum, repayable upon demand	$2,266	$11,741
Bearing interest at 3.50% per annum, repayable upon demand	-	20,286
Bearing interest at 4.00% per annum, repayable upon demand	-	10,405
Non-interest bearing, repayable upon demand	11,804	19,184
Non-interest bearing, payable upon Company holding greater than $356,762CAD in cash or cash equivalents	-	994
	14,070	62,610
Less: current portion	(14,070)	(62,610)

	$-	$-

During the three and nine months ending October 31, 2012 the Company incurred interest expense on the shareholder advances of $40 and $8,791 respectively (2011: $758 and $1,881 respectively).

13.      Stockholders’ Equity

Authorized

There is 100,000,000 common voting stock with a par value of $0.001 authorized for issuance.

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Issued and Outstanding

As of October 31, 2012, the Company had 27,222,000 of common stock issued and outstanding.

As of January 31, 2012, Naked had the following class of shares of common stock issued and outstanding:

	January 31, 2012
	Shares	Amount
Class B common stock	1,005,000	$96,580
Class C common stock	1,300,000	127,954
Class D common stock	690,100	67
Class E common stock	2,630,820	276,802
Class F common stock	443,331	137,569
	6,069,251	$638,972

Pursuant to the Acquisition (Note 3), all classes of common stock of Naked were exchanged for one class of common stock of the Company.

Equity Transactions

During the nine months ended October 31, 2012:

i)	On October 5, 2012, the Company issued 14,000 shares at $0.50 per share for gross proceeds of $7,000.

ii)

On September 24, 2012, the Company issued 200,000 units at $0.50 per unit for gross proceeds of $100,000. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.75 per share for a period of two years.

iii)

As part of the acquisition agreement with Search By Headlines.com Corp., stockholders exchanged shares of Naked for shares of common stock in the capital of the Company at a ratio of 2.145060, where Naked stockholders received a total of 13.5 million common stock in the capital of the Company.

iv)

Naked awarded 147,062 Class E common shares, prior to the merger, to consultants for work performed. Naked determined that the fair value on the grant date of these shares was $33,213 and recorded the entire amount as general and administration expense in the financial statements for the nine months ended October 31, 2012. The fair value of $0.21 per share was determined by the value of the shares exchanged during the acquisition agreement.

v)

Prior to the merger, Naked issued 63,321 shares of Class E common stock fair valued at $13,134, in addition to $8,238 cash, to extinguish debt of $21,372. This resulted in a loss of $125. The fair value of the Class E shares was based on the last traded transaction of our stock which was the acquisition agreement between Naked Boxer Brief Clothing Inc. and Search By Headlines.com Corp.

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

vi)

Naked granted 14,006 Class E common shares, prior to the merger, to a director of the Company for director fees earned. Naked determined that the fair value on the grant date of these shares was $2,947 and recorded the entire amount as compensation expense in the financial statements for the nine months ended October 31, 2012. The fair value of $0.21 per share was determined by the value of the shares exchanged during the acquisition agreement.

During the year ended January 31, 2012:

i)

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

ii)

Naked granted 5,500 Class E common shares to a customer. Sales to the customer were not contingent upon the issuance of shares. Naked determined the fair value on the grant of these shares of $577. The fair value of CAD$0.10 per share (translated on the transaction date as US$0.105 per share) was determined by previous share offerings of the same or similar share classes.

iii)

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

v)

Pursuant to a directors resolution dated May 11, 2011, a director and officer of Naked was granted 1,860,320 Class E common shares as part of an incentive-based compensation package. These shares are transferrable but were subject to cancellation if certain company performance targets were not met. The performance target dates were over five years and were subject to an annual review whereby 20% of these shares could be cancelled at each annual review if the milestone had not been met. Upon execution of the Acquisition (Note 3), the cancellation provisions of these shares were no longer effective and the shares were no longer subject to performance milestones. Consequently, the fair value of these equity based awards was recorded as compensation expense in the amount of $195,036 in the financial statements for the year ended January 31, 2012. The fair value of CAD$0.10 per share (translated on the transaction date as US$0.105 per share) was determined by previous share offerings of the same or similar share classes

vi)	Naked repurchased 5,100 Class D common shares from a former officer of the Company for $2 consideration. These shares were returned to the treasury and cancelled.

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

vii)

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

The Plan is administered by our board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. Each option, upon its exercise, entitles the optionee to acquire one share of our common stock, upon payment of the applicable exercise price. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the nine months ended October 31, 2012 is presented below:

		Weighted	Weighted Average
	Number of	Average	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at January 31, 2011 and 2012	-
Granted	1,885,000	$0.25	0.24

Outstanding at October 31, 2012	1,885,000	$0.25

Exercisable at October 31, 2012	634,364	$0.25

At October 31, 2012 the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry	Remaining
Number	Price	Date	Contractual Life
1,000,000	$0.25 (1)	July 30, 2022	9.75
285,000	$0.25 (2)	July 30, 2014	1.75
600,000	$0.25 (3)	October 9, 2017	4.94

1,885,000

(1)

The stock options are vesting over a period of two years from the grant date. At October 31, 2012 none of these options had vested and the Company had recognized stock based compensation expense of $31,809 in respect of these options. Remaining stock based compensation expense of $217,874 will be recognized over the remaining vesting term of these options.

(2)

These stock options are vesting over a period of two years from the grant date. At October 31, 2012, 34,364 of these options had vested and the Company had recognized stock based compensation expense of $7,326 in respect of these options during the nine months ended October 31, 2012. Remaining stock based compensation expense of $53,435 will be recognized over the remaining vesting term of these options.

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

(3)

These stock options had fully vested at October 31, 2012 and the Company had recognized stock based compensation expense of $140,603 in respect of these options during the nine months ended October 31, 2012.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. At October 31, 2012, the aggregate intrinsic value of stock options outstanding was $1,979,250.

During the three and nine months ended October 31, 2012, the Company recognized a fair value of $179,738 and $179,738, respectively of stock based compensation expense (2011: $Nil and $Nil, respectively).

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Expected term of stock option (years)*	4.24
Expected volatility	247.27%
Risk-free interest rate	0.57%
Dividend yields	0.00%

*As the Company has insufficient historical data on which to estimate expected the term of the options, the Company has elected to apply the short-cut method to determine the expected term under the guidance of Staff Accounting Bulletin No. 110 (“SAB 110”).

Share Purchase Warrants

At October 31, 2012, the Company had 1,662,506 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
214,506	$0.75	July 30, 2014
498,000	$0.25	August 10, 2014
500,000	$0.50	August 10, 2014
200,000	$0.75	September 24, 2014
150,000	$0.25	August 10, 2015
100,000	$0.50	August 10, 2015

1,662,506

Naked Brand Group Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

A summary of the Company’s share purchase warrants outstanding is presented below:

				Weighted
	Number of			Average
	Warrants			Exercise Price
Outstanding at January 31, 2011	350,000		CAD$	0.15
Granted	100,000		CAD$	0.75
Exercised	(50,000)		CAD$	0.15
Expired	(300,000)		CAD$	0.15
Outstanding at January 31, 2012	100,000		CADS	0.75
Cancelled	(100,000)		CAD$	0.75
Re-issued pursuant to the Acquisition (Note 4)	214,506		USD$	0.75
Issued	1,448,000		USD$	0.32

Outstanding at October 31, 2012	1,662,506	$		0.37

12.      Customer Concentrations

The Company has concentrations in the volume of business transacted with a particular customer. The loss of this customer could have an adverse affect on the Company’s business. During the three and nine months ended October 31, 2012 and 2011, the Company had concentrations of sales with one customer equal to 22% and 14%, respectively (2011: 31% and 0%, respectively), of total revenues. The customer had $9,728 in outstanding receivables as at October 31, 2012 and $Nil at January 31, 2012.

13.      Subsequent Events

Subsequent to October 31, 2012, the Company issued 900,000 common shares at $0.25 per share including 500,000 units at $0.25 per unit for gross proceeds of $225,000. Each unit consisted of share of common stock and one share purchase warrant. Each warrant is exercisable into one share of common stock at a price of $0.50 per share for a period of two years.

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

As used in this quarterly report, the terms “we”, “us” “our” and “the Company” mean Naked Brand Group Inc. and our wholly-owned subsidiary, Naked Boxer Brief Clothing Inc..

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

Naked Boxer Brief Clothing Inc. (“Naked”) was incorporated under the federal laws of Canada on May 21, 2009 as “In Search of Solutions Inc.” and changed its corporate name to “Naked Boxer Brief Clothing Inc.” on May 17, 2010. It commenced business operations on February 1, 2010 as a manufacturer and seller of direct and wholesale men’s undergarments to consumers and retailers. Naked has been realizing revenues from its operations since September, 2010. Naked continued from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada on July 27, 2012. As part of the continuation, all classes of shares of Naked, including the Class C, D, E and F common shares, were converted into one class of common shares of the Nevada corporation.

On July 30, 2012, we closed an Acquisition Agreement dated February 28, 2012, as amended (the “Acquisition Agreement”), with Naked whereby we acquired 100% of the issued and outstanding shares of Naked in exchange for 13,500,000 shares of our common stock (the “Acquisition”). As, upon closing, the former stockholders of Naked controlled 50% of the our issued and outstanding shares of common stock and former management of Naked comprised more than 50% of our board of directors, the acquisition was accounted for as a reverse acquisition, with Naked deemed to be the acquirer for accounting purposes. As a result, its assets and liabilities are included in the consolidated balance sheet for the continuing entity at their historical carrying values and these consolidated financial statements are presented as a continuation of Naked. The merger of Naked and SBH Acquisition Corp. was completed on July 30, 2012. As a result of the foregoing, Naked became a wholly-owned subsidiary of our company.

Effective August 29, 2012, we completed a merger with a newly-formed subsidiary, Naked Brand Group Inc., a Nevada corporation, which was incorporated solely to effect a change of name. As a result, effective August 29, 2012, we changed our name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.”.

Our primary operations are conducted through our wholly-owned subsidiary, Naked. We will continue to produce men’s undergarments and we expect to begin selling t-shirts during the last month of the third quarter of fiscal 2013. We also intend to ship limited styles of women’s underwear by the end of the third quarter of fiscal 2013.

Recent Corporate Developments

Since the commencement of our third quarter ended October 31, 2012, we have experienced the following significant corporate developments:

1.

On August 10, 2012, we entered into an Agency and Interlender Agreement (the “Agency Agreement”) with Kalamalka Partners Ltd. (“Kalamalka”) and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of convertible promissory notes (the “Notes”) from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and will bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, are convertible into common shares of the Company at $0.75 per share at any time at the option of the Lender.

This significant development allows the Company to fund inventory levels beyond initial purchase orders so Naked can have sufficient inventory on hand. It also allows for Naked to finance its accounts receivable in an efficient and economical way.

In connection with the closing of the Agency Agreement, the Company issued four Notes in the aggregate principal amount of $400,000 and an aggregate of 100,000 share purchase warrants to the Lenders (collectively, the “Lender Warrants”). Each of the Lender Warrants are exercisable into one common share of the Company as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

2.

Since the commencement of our third quarter, we have raised an aggregate of $332,000 through the issuance shares and units of our common stock. We issued 200,000 units at a price of $0.50 per unit for gross proceeds of $100,000 on September 24, 2012. Each unit consisted of one common share and one share purchase warrant exercisable into one share of common stock at $0.75 per share for a period of two years. In November, 2012, we issued an aggregate of 500,000 units at a price of $0.25 per unit and 400,000 shares at a price of $0.25 per share for gross proceeds of $225,000 with each unit consisting of one share of common stock and one share purchase warrant. Each warrant is exercisable into one share of common stock at a price of $0.50 per share for a period of two years.

3.

On November 12, 2012, we announced that we shipped products to 39 of Nordstrom`s best stores across the United States and on Nordstrom.com, giving us an immediate distribution channel through one of the nation`s most sought after department stores. The Nordstrom launch was supported by a national public relations and marketing campaign, giving us the opportunity to expand into 117 Nordstrom full-line stores. The initial order from Nordstrom will represent approximately 60% of year to date revenue for the Company at the time of shipment.

4.

On October 9, 2012, we entered into a binding memorandum of understanding with Shark Investments, LLC (“Shark”), whereby Shark has agreed to provide consulting services to our company, including assistance with brand management, celebrity alignment, strategic retail placement, manufacturing strategy, strategic and creative development of licensed products and financing assistance, for a two year period. Under the terms of the Agreement, Shark will be paid a monthly fee of $5,000, effective September 1, 2012. We also granted to Shark 600,000 stock options, each exercisable into one share of our common stock at a price of $0.25 per share until October 9, 2017. During the term of the agreement, the Company shall have the right to use and permit the use of Daymond John’s name and approved likenesses and approved biographical information in connection with developing, securing financing, producing, marketing or otherwise promoting the Naked Brand; provided Company obtains Shark’s prior written approval in each instance.

Outlook

The Company will continue to operate in the underwear market in quarter four and has no current plans to change operations. We shipped our initial order to major US retailer, Nordstrom, on November 2, 2012. We anticipate sales for quarter four to be $350,000 to $400,000 from revenue in North America.

We have begun development of a sub-line to open up distribution channels in the lower end of the market. This development came at the request of one of our customers, Holt Renfrew. Holt Renfrew is creating a department store called “hr2” to sell products to individuals at a lower end of the market.

The Company plans to draw up to another $100,000 in debt in connection with the Agency Agreement to fund further inventory and receivables financing requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012

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

Revenue

During the three months ended October 31, 2012, we generated net sales of $59,254 compared to $21,446 for the same period in 2011, an increase of $37,808. Net sales increased as a result of new customers and from increased orders from existing key customers, including increased orders from our largest customer, Holt Renfrew, as a result of an auto-replenishment program commencing in the second quarter of 2012. We shipped to 60 stores versus 43 stores year over year. We expect further increases in net sales going into our fourth quarter as a result of orders which were shipped in November, 2012.

Sales declined over the previous quarter due late shipment of inventory which caused our new cotton line to be introduced in quarter four.

Concurrently, we had an increase in cost of sales due to the higher volume of sales. Our gross profit margin increased to 34% in the quarter ended October 31, 2012 from 16% in the quarter ended October 31, 2011. This was due to significant cost savings as a result of more efficient shipping pricing policies. Beginning in the current fiscal quarter, we moved some of our production of our cotton line to Turkey to increase quality and to further lower the costs of production, which we expect will impact our profit margins favorably going forward.

Operating Expenses

	Three months ended October 31,		Change
General and administrative	2012	2011	$	%
Bad debts	$179	$-	179	N/A
Bank charges and interest	3,823	589	3,234	548.9
Consulting	13,601	4,749	8,852	186.4
Depreciation	5,627	683	4,944	724.1
Insurance	2,436	841	1,595	189.6
Inventory loss	13,895	829	13,066	1576.7
Marketing	57,257	24,313	32,944	139.0
Occupancy and rent	6,018	5,742	276	4.8
Office and miscellaneous	15,167	2,283	12,883	564.1
Product development	11,589	13,421	(1,832)	(13.6)
Professional fees	100,229	9,029	91,200	1010.1
Salaries and benefits	64,330	16,418	47,912	291.8
Share based compensation	179,738	-	179,738	N/A
Transfer agent and filing fees	15,235	-	15,235	N/A
Travel	25,514	9,400	16,114	171.4
Warehouse management	17,232	-	17,232	N/A
Total	$531,870	$88,981	442,889	508.1

There was an increase in general and administrative expenses to $531,870 for the three months ended October 31, 2012, compared to $88,981 for the three months ended October 31, 2011. The largest change was non-cash share based compensation expense for Shark’s contract valued at $140,603 and calculated using the Black Scholes model. The value of management’s stock options expensed for the period was $31,809 and represented the first period of this expense. Our marketing expenses increased because we added a public relations firm since last year and paid for product placement into a music video. We also had additional expenses incurred to maintain our listing on the public market, including increased professional fees and significant professional fees associated with the closing of the long-term financing agreement and new contracts with advisors. In October, we added a third party logistics company to handle all of our warehouse management in the United States for U.S. customers. The costs incurred were mostly one-time setup costs and receiving of initial inventory. Inventory loss increased because of spoilage due to inadequate staffing.

Salaries and benefits also increased by $47,912 to $64,330 in the three months ended October 31, 2012 (2011: $16,418) due to the hiring of one full time staff member to support the finance team, a production manager and a technical supervisor during July 2012, and as a result of salary increases to existing management. At the end of the period, the Company laid off the production manager due to lack of available work.

Other income and expenses

We incurred interest expenses of $13,762 for the three months ended October 31, 2012 as compared to $1,053 for the same period in 2011, an increase of $12,709. This increase in interest is attributable to the loan advances made in connection with the Acquisition and in connection with the revolving loan agreement entered into in August, 2012 and accretion expense associated with the financing agreement.

Financing charges increased to $17,971 for the three months ended October 31, 2012 from $244 for the three months ended October 31, 2011. This increase was due to non-cash financing fees associated with the warrants issued in connection with the Agency Agreement in August 2012. For the quarter ending October 31, 2011, there were only insignificant financing charges related to our factoring relationship with Liquid Capital Corporation, which has since been terminated.

Net loss and comprehensive loss

Our net loss for the three months ended October 31, 2012 was $554,753, or $0.02 per share, as compared to a net loss of $87,860, or $0.01 per share, for the three months ended October 31, 2011, as a result of the increased general and administrative expenses described above.

Our other comprehensive income for the three months ended October 31, 2012 was $646, as compared to a comprehensive loss of $6,936 for the three months ended October 31, 2011. The increase in other comprehensive loss was due to the changes in foreign currency translation gains and losses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2012

Revenue

During the nine months ended October 31, 2012, we generated net sales of $151,502 compared to $89,025 during the same period in 2011. The increase of $62,477 was primarily a result of increases in sales from retail customers, both as a result of new customers and increased sales to existing customers. We shipped to 103 stores during the year versus 76 in the year prior. Average sales per customer increased partially as a result of the implementation of a minimum order volume, and as result of these customers seeing higher turnover of our product.

We had an increase in cost of sales as a result of the higher volume of sales. Our gross profit margin remained consistent from period to period, at 33% for the nine months ended October 31, 2012 and 35% for the nine months ended October 31, 2011.

Operating Expenses

	Nine months ended October 31,		Change
General and administrative	2012	2011	$	%
Bad debts	$3,403	$628	2,775	441.9
Bank charges and interest	5,235	1,552	3,683	237.3
Consulting	76,764	8,874	67,890	765.0
Depreciation	7,717	2,091	5,626	269.1
Directors fees	3,002	4,080	(1,078)	(26.4)
Insurance	4,479	3,137	1,342	42.8
Inventory loss	15,788	872	14,916	1710.6
Marketing and advertising	115,604	40,500	75,104	185.6
Occupancy and rent	19,216	19,190	26	0.1
Office and miscellaneous	56,400	13,265	43,135	325.2
Product development	38,751	20,094	18,657	92.8
Professional fees	206,693	19,431	187,262	963.7
Salaries and benefits	127,090	46,381	80,709	174.0
Share based compensation	179,738	258,577	(78,839)	(30.5)
Transfer agent and filing fees	15,235	-	15,235	N/A
Travel	55,000	14,925	40,075	268.5
Warehouse management	17,232	-	17,232	N/A
Total	$947,347	$453,597	493,750	108.1

General and administrative expenses were $947,347 for the nine months ended October 31, 2012, compared to $453,597 for the nine months ended October 31, 2011. Increases to general and administrative expenses were attributable to an increase in marketing costs of $75,104 as a result of increased public relations activities and increased sample giveaways as a result of adding more product lines; specifically, we added a public relations firm in May on a monthly retainer (non-contractual) of $5,000 per month. Office expenses increased by $43,135 as a result of increased postages attributable to increased sample giveaways and in association with our increased head office infrastructure. Product development costs increased by $18,657 and consulting and contractor fees increased by $67,890 as a result of the launch of our new cotton collection and color lines. Professional fees increased by $187,262, primarily due to the development and execution of the Acquisition Agreement, including auditing and quarterly review fees, as well as legal fees associated with entering into various consulting and financing agreements. Travel expenses increased by $40,075 as a result of trips to Turkey to develop relationships with manufacturers in anticipation of outsourcing production of our cotton line, as well as trips to the United States to develop other product relationships. In October, we added a third party logistics company to handle all of our warehouse management in the United States for U.S. customers. The costs incurred were mostly one-time setup costs and receiving of initial inventory. Inventory loss increased because of spoilage due to inadequate staffing.

Depreciation and amortization expenses for the nine months ended October 31, 2012 and October 31, 2011 totaled $7,716 and $2,092 respectively. This increase was due to the addition of two new computers and a server to our property and equipment increases from our new website launched in August 2012.

Other income and expenses

Financing charges increased to $29,287 for the nine month period ended October 31, 2012 compared to $569 for the nine months ending October 31, 2011. This increase was due to a $5,000 financing fee for a short term inventory loan associated with the $200,000 note payable and $17,379 for the amortization of financing fees associated with obtaining the revolving loan in August 2012. The remaining increase was a result of financing from our factoring company on increased accounts receivable sales from increased sales and a financing fee of 3.5% on the buyout of the accounts receivable. This factoring relationship ended in July 2012. For the quarter ending October 2011, there were only insignificant financing charges related to our expired line of credit with our banking institution.

Net loss and comprehensive loss

Our net loss for the nine months ended October 31, 2012 was $964,073, or $0.04 per share, as compared to a net loss of $427,585, or $0.05 per share, for the nine months ended October 31, 2011, as a result of the increased general and administrative expenses described above.

Our other comprehensive loss for the nine months ended October 31, 2012 was $3,539 as compared to an other comprehensive loss of $7,364 for the nine months ended October 31, 2011. The increase in other comprehensive loss was due to the changes in foreign currency translation gains and losses.

LIQUIDITY AND FINANCIAL CONDITION

On August 10, 2012, we entered into the Agency Agreement with Kalamalka and certain Lenders as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, are convertible into common shares of the Company at $0.75 per share at any time at the option of the Lender.

In connection with the closing of the Agency Agreement, the Company issued four Notes in the aggregate principal amount of $400,000 and an aggregate of 100,000 share purchase warrants to the Lenders. Each of the Lender Warrants are exercisable into one common share of the Company as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

The Company is required to maintain a borrowing base equivalent to a discount factor of 0.90 multiplied by the value of the sum of the value of its inventory plus its accounts receivable. “Inventory” is agreed to include raw materials in transit to and in possession of the Borrower, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

The Company is required to repay to the standby account when the margining requirements are not met. In that event, the Company pays 4% per annum on those funds.

This significant development allows the Company to fund inventory levels beyond initial purchase orders so Naked can have sufficient inventory on hand. It also allows for Naked to finance its accounts receivable in an efficient and economical way. The ability to raise further funds up to $800,000 greatly increases working capital and our ability to fund orders quickly.

The Company plans to draw up to another $100,000 in debt pursuant to the revolving loan arrangement.

Future Financing

Provided below is a financing table showing gross cash proceeds from share issuances over the operating life of Naked:

2011 Fiscal Year	$217,171
2012 Fiscal Year	$134,923
2013 nine months ending October 31	$762,728
Total cash proceeds to date	$1,114,822

We secured a long term financing arrangement with Kalamalka whereby we can fund up to 90% of our accounts receivable and inventory. “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

In the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity and debt financings.

Working Capital (Consolidated)

	As at October 31,	As at Jan 31,
	2012	2012
	(unaudited)	(audited)

Current Assets	$572,026	$161,037
Current Liabilities	$306,223	$225,140
Working Capital (Deficit)	$265,803	$(64,103)

Our increase in working capital is primarily attributable to a significant increase in inventory due to a large purchase order received from Nordstrom, which was shipped in November, 2012. This increased production was financed through the long term revolving loan agreement entered into with Kalamalka in August, 2012. At October 31, 2012, we required further financing to continue to meet ongoing operating obligations, which were financed subsequent to October 31, 2012 through equity issuances.

CASH FLOWS

	Nine Months Ended October 31,
	2012	2011

Cash Flows Used In Operating Activities	$(1,101,830)	$(169,043)
Cash Flows Provided by (used in) Investing Activities	342,706	(755)
Cash Flows Provided By Financing Activities	740,784	170,733
Effect of Foreign Exchange on Cash	1,078	(935)
Net change in Cash During Period	(17,262)	0

Operating Activities

Cash flows used in our operating activities was $1,101,830 for the nine months ended October 31, 2012. The cash used during the period was primarily a result of cash used to pay for inventory for the addition of Nordstrom as a customer which totaled net outlays of $380,239. We were able to manage cash flow through increases in accounts payable of $48,328 to offset increases to accounts receivable which resulted in decreases in cash of $39,478, outlays for prepaid deposits and expenses of $8,770, and a net loss adjusted for other reconciliations of $721,665. The Company was able to increase operating activity outflows due to a new financing agreement and receiving cash in the second quarter from the Company prior to the Acquisition.

Investing Activities

Investing activities provided cash of $342,706 during the nine months ended October 31, 2012, compared to cash used of $755 for the nine months ended October 31, 2011. Cash was provided through the transaction with the Company in connection with the Acquisition. For the nine months ending October 31, 2012, we paid $40,194 in website development costs to develop and launch a new website with the remainder of outflows for trademark acquisitions.

Financing Activities

Financing activities provided cash of $740,784 for the nine month period ended October 31, 2012, compared to providing $170,733 for the nine months ended October 31, 2011. The financing provided during the nine months ended October 31, 2012 was from proceeds of $400,000 from the issuance of the Notes for inventory and accounts receivable financing. Prior to the Acquisition, the Company advanced loans of $328,701 that were forgiven as part of the due to cash acquired on the Acquisition of $380,826. During the period, we issued 214,000 shares for proceeds of $105,999 to cover operating costs for the third quarter.

The Company had net outflows to related parties of $48,830. Accounted for in these outflows were payments on outstanding loans to each of the director’s parents. Both directors continue to advance funds to the Company for expenditures and predict this trend continuing for the fourth quarter.

Non-cash transactions

For the nine months ending October 31, 2012, certain non-cash transactions affected our cash position. $375,000 in loans advanced to Naked were converted to equity as part of the Acquisition Agreement. $13,134 in accounts payable was settled as part of debt settlement agreements in exchange for shares of our common stock. As part of the Acquisition, we acquired $153,631 in accounts payable. The Company had $220,221 in deferred financing charges.

Effect of Foreign Exchange on Cash

The change in our foreign currency exchange is the result of the Canadian dollar’s change in value against the United States dollar during each period.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Going Concern

As at October 31, 2012, we had not yet achieved profitable operations and expect to incur further losses in the development of our business, which casts substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. We estimate an allowance for doubtful accounts based on historical losses, existing economic conditions and the financial stability of our customers. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

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

Intangible Assets

Indefinite-lived intangible assets, consisting of costs to acquire trademarks with an indefinite life, are recorded at cost, net of impairment charges, if applicable. Indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Included in intangible assets are costs to acquire trademarks. Trademarks have an indefinite life, so no amortization has been taken.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The most significant estimates we made are those relating to uncollectible receivables, inventory valuation and obsolescence, product returns, and stock compensation expense.

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

Foreign Exchange

During the period, the Company’s functional currency changed to US dollar. This change occurred because the Company entered into promissory notes denominated in US dollars, along with continued financings in US dollars triggered a change in functional currency. Transactions denominated in foreign currencies are translated at the exchange rate in effect on the transaction date. Foreign currency gains and losses are expensed as incurred on the consolidated statements of operations.

The functional currency of Naked is the Canadian dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into US dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. We use the US dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)) as at October 31, 2012. Based upon that evaluation, our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, concluded that, as at October 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer and our chief financial officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines;

(iii)	lack of independent directors and audit committee;

(iv)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and

(v)	no written whistle-blower policy.

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

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-Q. Such remediation activities include the following:

(i)	establishing an independent audit committee as additional board members are retained;

(ii)	obtaining a qualified VP Finance to assist in the preparation of our public filings and assist on accounting matters; and

(iii)	updating the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Naked commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the nine months ended October 31, 2012, our revenues were $151,502 (2011: $89,025). As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

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

The reporting currency for our consolidated financial statements is the US dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the US dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the US dollar and the Canadian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the US dollar it would have a negative impact on our Canadian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the US dollar has been relatively consistent in the last twelve months and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken significantly relative to the US dollar, our net revenue would decline and our income from operations and net income could be adversely affected. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 28,122,000 shares are issued and outstanding as of December 17, 2012. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective October 5, 2012, we sold 14,000 shares at $0.50 per share for gross proceeds of $7,000 to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB- 2, as filed with the Commission on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8- K, as filed with the Commission on August 30, 2012)
3.3	Bylaws (incorporated by reference from our registration statement on Form SB-2, as filed with the Commission on December 8, 2006)
(10)	Material Contracts
10.1	Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on March 1, 2012)
10.2	Loan Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)
10.3	General Security Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)
10.4	Addendum to Loan Agreement dated April 4, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)
10.5	Second Addendum to Loan Agreement dated April 11, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)
10.6	Third Addendum to Loan Agreement dated May 7, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8- K, as filed with the Commission on May 8, 2012)
10.7	Fourth Addendum to Loan Agreement dated June 13, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on June 14, 2012)
10.8	Fifth Addendum to Loan Agreement dated July 6, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8- K, as filed with the Commission on July 11, 2012)
10.9	Form of $0.05 Subscription Agreement (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)

Exhibit Number	Description of Exhibit
10.10	Form of $0.25 Subscription Agreement (incorporated by reference from Exhibit 10.10 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.11	Form of Pooling Agreement among our company and certain former shareholders of Naked Boxer Brief Clothing Inc., dated June 27, 2012 (incorporated by reference from Exhibit 10.11 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.12	Employment Agreement with Joel Primus dated July 30, 2012 (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.13	Employment Agreement with Alex McAulay dated July 30, 2012 (incorporated by reference from Exhibit 10.13 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.14	2012 Stock Option Plan (incorporated by reference from Exhibit 10.14 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.15	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.15 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
10.16	Agency and Interlender Agreement dated August 10, 2012 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)
10.17	Security Agreement dated August 10, 2012 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)
10.18	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)
10.19	Form of Warrant Subscription Agreement (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)
10.20	Memorandum of Understanding dated October 1, 2012 with Shark Investments, LLC (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on October 15, 2012)
10.21	Form of Stock Option Agreement with Shark Investments, LLC dated October 9, 2012 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on October 15, 2012)
10.22	Consulting Agreement with George Creative Consultants Inc. dated February 1, 2012 (incorporated by reference from Exhibit 10.16 to our current report on Form 8-K/A, as filed with the Commission on November 30, 2012)
10.23	Consulting Agreement with Kosick Communications Ltd. dated February 1, 2012 (incorporated by reference from Exhibit 10.17 to our current report on Form 8-K/A, as filed with the Commission on November 2, 2012)
10.24	Form of Warrant Agreement (incorporated by reference from Exhibit 10.18 to our current report on Form 8-K/A, as filed with the Commission on November 30, 2012)

Exhibit Number	Description of Exhibit
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Madsen & Associates, CPA’s Inc. dated July 30, 2012 (incorporated by reference from Exhibit 16.1 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
(31 and 32)	Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By: /s/ Alex McAulay
      Alex McAulay
      Chief Financial Officer, Secretary, Treasurer and Director
      (Principal Financial Officer)
      Dated: December 17, 2012