Form 10-K
period 2013-01-31
NAKED BRAND GROUP INC.
filed 2013-05-16
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52381

NAKED BRAND GROUP INC.
(Name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#2 34346 Manufacturers Way, Abbotsford, British Columbia, Canada V2S 7M1
(Address of principal executive offices)

604.855.4767
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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$1,059,055 based on a price of $0.05 per share multiplied by 21,181,098 common shares held by non-affiliates.

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
31,829,000 shares of common stock as of May 16, 2013.

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

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors” commencing on page 5, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our apparel products; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring apparel products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

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

As used in this annual report on Form 8-K, the terms “we”, “us” and “our” mean our company, Naked Brand Group Inc., and our wholly-owned subsidiary Naked Inc., as applicable.

Corporate Information

We were incorporated in the State of Nevada on May 17, 2005 under the name of Search By Headlines.com Corp. Effective August 29, 2012, we completed a merger with a newly-formed subsidiary, Naked Brand Group Inc., a Nevada corporation, which was incorporated solely to effect a change of our corporate name. As a result, effective August 29, 2012, we changed our name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.” (“Naked Brand Group”.).

Our wholly owned subsidiary is Naked Inc. (“Naked”). Naked was incorporated under the federal laws of Canada on May 21, 2009 as “In Search of Solutions Inc.”, changed its corporate name to “Naked Boxer Brief Clothing Inc.” on May 17, 2010 and to “Naked Inc.” on February 20, 2013. Naked continued from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada on July 27, 2012. As part of the continuation, all classes of shares of Naked, including the Class C, D, E and F common shares, were converted into one class of common shares of the Nevada corporation.

Our principal executive offices are located at #2 34346 Manufacturers Way, Abbotsford, British Columbia Canada V2S 7M1. Our telephone number is 604.855.4767.

General Development

During the year ended July 31, 2010, we ceased operations as a specialized internet search engine that featured news in a format that allowed users to search or submit news by headline. On July 30, 2012, we closed an Acquisition Agreement with Naked (formerly Naked Boxer Brief Clothing Inc.) whereby Naked’s owners became the sole directors and management of our company and Naked stockholders exchanged their shares for a total of 13.5 million shares of our company, representing 50% of the company (the “Acquisition”).

Naked commenced business operations on February 1, 2010 as a manufacturer and seller of direct and wholesale undergarments in Canada to consumers and retailers and has been realizing revenues from its operations since September, 2010.

As a result of the Acquisition, Naked became a wholly-owned subsidiary of our company and our business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. We operate out of Abbotsford, British Columbia, Canada.

On August 10, 2012, we entered into an Agency and Interlender Agreement (the “Agency Agreement”) with Kalamalka Partners Ltd. (“Kalamalka”) and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of convertible promissory notes (the “Notes”) from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of our company and bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, are convertible into common shares of our company at $0.75 per share at any time at the option of the Lender.

Funds advanced under the Notes are restricted for inventory and accounts receivable whereby we can fund up to 90% of our accounts receivable and inventory. “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

This significant development allowed our company to fund inventory levels beyond initial purchase orders so Naked can have sufficient inventory on hand. It also allows for Naked to finance its accounts receivable in an efficient and economical way.

At January 31, 2013, we were in violation of covenants of these Notes. The Notes contain covenants that require us to meet or maintain certain minimum ratios for accounts receivables and inventory, and we are currently in default of these covenant ratios. As we have not met our borrowing base requirement, the Lender is entitled to demand repayment.

In connection with the closing of the Agency Agreement, our company issued four Notes in the aggregate principal amount of $400,000 and an aggregate of 100,000 share purchase warrants to the Lenders (collectively, the “Lender Warrants”). Each of the Lender Warrants are exercisable into one common share as follows: 25,000 are exercisable at $0.25 until August 10, 2015, 25,000 are exercisable at $0.50 until August 10, 2015 and 50,000 are exercisable at $0.25 until August 10, 2014.

On December 21, 2012, the Company issued an additional convertible promissory note in the principal amount of $100,000 with the same terms as notes above. No additional lender warrants were issued in connection with this subsequent funding.

Our Current Business

We are engaged in the business of design, production and sales of undergarments. We were founded in 2010 by Joel Primus after he was inspired to create a seamless fitting luxury boxer brief while filming a documentary in South America.

We operate from Abbotsford, British Columbia, Canada and manufacture and sell direct and wholesale undergarments to consumers and retailers under the brand name Naked®. Our core philosophy is to create products that make people feel sexy and good about themselves, while also making them feel like they are wearing nothing at all. Our goal is to create a new standard for how undergarments should fit, feel and function. With limited reliance on marketing campaigns, our products are now sold at premier fashion stores in North American, primarily in Canada and on the west coast of the United States, including Holt Renfrew and Nordstrom.

Our primary operations are conducted through our wholly-owned subsidiary, Naked. We will continue to produce men’s undergarments and we began selling t-shirts during the last month of the third quarter of fiscal 2013. We are rigorously developing a women’s line and we intend to ship limited styles of women’s underwear by the end of the third quarter of fiscal 2014.

On November 12, 2012, we announced that we shipped products to 39 of Nordstrom`s best stores across the United States and on Nordstrom.com, giving us an immediate distribution channel through one of the nation`s most sought after department stores. Nordstrom represented 55% of our annual revenues for Fiscal 2013.

Subsequent to January 31, 2013, we launched a sub-line to open up distribution channels in the lower end of the market. The line first launched in quarter one of fiscal 2014 and Canadian retailer Holt Renfrew’s new retail concept hr2.

Principal Products

We currently offer a variety of male undergarments, including trunks, briefs, boxer briefs, undershirts, t-shirts, tank tops and lounge pants. We intend to begin selling a swim collection for spring and summer 2014 and a women’s collection in 2013.

All of our products are currently made of one of three primary materials, MicroModal fabric, pima cotton or Microfiber fabric. The only material difference between the MicroModal and the Microfiber lines is the underlying composition of the fabric. MicroModal is wood-based and Microfiber is nylon-based. Our complete underwear line is produced in both MicroModal and Microfiber, while our undershirts are only produced in MicroModal. Our cotton line is primarily made of organic material. All of these fabrics are readily available in many countries.

Production

In fiscal 2013, we had products made in Canada, Turkey, and United States of America with primary production completed in Vancouver, Canada. We expect that by the end of fiscal 2014, all of our primary production will be made outside of Canada.

Our Market

Our products are currently targeted at men who are fashion conscious and care about innovation and contemporary design, but also care about comfort, quality and fit when purchasing undergarments. We aim to provide an affordable luxury product for the affluent and aspirational customer that enjoys the qualities of a premium undergarment at a price they feel delivers excellent value.

Sources and Availability of Raw Materials

Raw materials, which include fabric and accessories, are sourced from all over the world, with the majority of our fabrics currently being imported from Italy. We currently order from a small number of principal suppliers of fabric but we have multiple sources that could produce the exact same quality fabric.

Key Customers

In 2012 sales were heavily concentrated with Holt Renfrew which accounted for 22.8% of our sales. We recently shipped products to Nordstrom stores across the United States in the fourth quarter and as such, our customer concentration shifted heavily towards our relationship with Nordstrom. Nordstrom is currently of key importance to our business and our results of operations would be materially adversely affected if this relationship ceased. Nordstrom accounted for 55% of total net revenue for 2013 (2012: 0%). Although we continue to receive increasing sales orders from these customers, neither Nordstrom nor Holt Renfrew have any ongoing purchase commitment agreement with the Company therefore we cannot guarantee that the volume of sales will remain consistent going forward.

Our Company has entered into sales agreements with both Nordstrom and Holt Renfrew which covers the material terms and conditions of purchase orders such as shipping terms, pricing policies, payment terms and cancellation policies

Direct to Consumer

Our business also incorporates a direct to consumer component as all of our products are available for sale on our e-commerce website. We expect direct to consumer to become an increasingly significant part of our business as our brand awareness increases in North America and internationally. We believe that the availability of online sales is convenient for our customers and enhances the image of our brand, making our brand and products more accessible in more markets than in brick and mortar stores alone.

Marketing

We expect to significantly increase our marketing expenses in the current fiscal year, particularly in connection with some of our major sales contracts, described above under the heading “Key Customers”.

On October 9, 2012, we entered into a binding memorandum of understanding with Shark Investments, LLC (“Shark”), whereby Shark has agreed to provide consulting services to our company, including assistance with brand management, celebrity alignment, strategic retail placement, manufacturing strategy, strategic and creative development of licensed products and financing assistance, for a two year period. Under the terms of the agreement, we agreed to pay Shark a monthly fee of $5,000, the payment of which was effective September 1, 2012. We have also agreed to grant Shark 600,000 stock options, each exercisable into one share of our common stock at a price of $0.25 per share until October 9, 2017. During the term of the agreement, we shall have the right to use and permit the use of Daymond John’s name and approved likenesses and approved biographical information in connection with developing, securing financing, producing, marketing or otherwise promoting the Naked Brand; provided we obtain Shark’s prior written approval in each instance.

Competition

Underwear is a very competitive market with several high profile undergarment manufacturers such as Calvin Klein and Armani. We believe there are currently 70 to 80 significant competitors in our market sector for men’s undergarments. The market includes increasing competition from established companies who are expanding their production and marketing of undergarments, as well as frequent new entrants to the market. We are in direct competition with such companies. Competition is principally on the basis of brand image and recognition, as well as product quality, innovation, style, distribution and price. To date, we believe that Naked has performed very well against competition as a result of our branding strategy and the quality of our products. The products we have introduced to market and the products we plan to introduce come in at a high value point, which means retailing a high quality product at a lower price than our competitors’ comparable products, which has allowed us to penetrate the market successfully. Our high value point is established by using high quality fabrics and retailing the products at prices lower than our competitors’ comparable products. We base this determination on the gauge of the machines producing the fabrics, which we believe is a strong indicator of the quality of fabrics.

Our competitive advantages include promoting that our products make you feel like you are wearing nothing at all, which leverages off of our registered brand name and retailing high quality products at a lower price than competitors’ comparable products. However, many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Intellectual Property

We believe that our intellectual property is a critical component of our business success. We currently own four trademarks in Canada and one trademark in the United States. We expect to incur significant expenses for intellectual property applications in key international markets in the 2014 fiscal year.

Employees

We currently employ seven full-time and eight total employees, all of which are employed in Canada. None of our employees are currently covered by a collective bargaining agreement. We have had no labour-related work stoppages and we believe our relations with our employees are excellent.

Seasonality of Business

We operate in the apparel industry which is subject to seasonality of buying which can affect revenue and cash flows. There are generally two distinct buying seasons in the apparel industry which apply to us, Fall/Winter season, which falls into the third and fourth quarters of our fiscal year and Spring/Summer season, which falls into the first and second quarters of our fiscal year, with some potential shipments at the last quarter. From an analysis perspective revenue has been generated in quarters three and four for our fiscal year, which would align with the Fall/Winter buying season; however, the strongest revenues arising from those periods are not from seasonal buying, but rather the release of new products which is our largest growth mechanism. As a result of significant growth and changes to our business with the planned introductions of t-shirts for the Spring/Summer season, the historical introduction of new product lines in the Fall/Winter could potentially have a reduced effect. Furthermore, with limited operating history it is difficult to anticipate that this will be consistent moving forward or that we may see a more enhanced seasonality effect for end consumers buying our products for the holiday season. Thus, historical quarterly operating trends may not be indicative of future performance because of new product development cycle changes and continued sales growth.

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

Naked commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the year ended January 31, 2013, our revenues were $566,508 (2012: $193,505). As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

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

Our auditors’ opinion on our January 31, 2013 consolidated financial statements includes an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

For the year ended January 31, 2013, we incurred a net loss of $1,332,996. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as highlighted by our auditors with respect to the consolidated financial statements for the year ended January 31, 2013. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

We are currently in violation of loan covenants on loan agreements, and as a result the lender may demand repayment of the amount due and we may face serious liquidity issues.

We have issued convertible promissory notes which contain covenants that require us to meet or maintain certain minimum ratios for accounts receivables and inventory, and we are currently in default of these covenant ratios. As we have not met these borrowing base requirements, the lender is entitled to demand repayment of these notes at any time and, as such, we could face serious liquidity issues. If we are unable to settle these loans, the creditors may commence proceedings as are their rights under the agreements, to seize our assets. This would have a material adverse effect on our financial condition and our ability to meet other operational obligations..

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

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. We may be unable to introduce new products in a timely manner. Our new products may not be accepted by our customers, or our competitors may introduce similar products in a more timely fashion. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could have a material adverse effect on our financial condition.

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

The market for undergarments is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of undergarments, including large, diversified companies with substantial market share and strong worldwide brand recognition, such as Calvin Klein and Armani. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we can by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

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

Because a significant portion of our sales and operating expenses are generated in Canada, fluctuations in foreign currency exchange rates may negatively affect our results of operations.

The reporting currency for our consolidated financial statements is the US dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the US dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the US dollar and the Canadian dollar. The exchange rate of the Canadian dollar against the US dollar has been relatively consistent in the last twelve months and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken significantly relative to the US dollar, our net loss could be adversely affected. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business.

Risk Related to our Stock and Public Reporting Requirements

While we believe we have taken the steps necessary to improve the effectiveness of our internal control over financial reporting, if we are unable to successfully address or prevent material weaknesses in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other requirements may be adversely affected.

Our management identified material weaknesses in internal control over financial reporting as of January 31, 2013 related to the (i) lack of segregation of duties and weakness around timely and consistent management review of financial statements, account reconciliations, and technical accounts in the financial closing and reporting process, and (ii) lack of independent directors and audit committee and (iii) inadequate security and restricted access to computer systems, including insufficient disaster recovery plans (see “Item 9A. Controls and Procedures”). As a result of these material weaknesses, our management concluded that, as of January 31, 2013, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We can give no assurances that the measures we take to remediate material weaknesses that we identified will be successful, or that any additional material weaknesses will not arise in the future.

Any material weakness or other deficiencies in our disclosure controls and procedures and internal control over financial reporting may affect our ability to report our financial results on a timely and accurate basis and to comply with disclosure obligations or cause our consolidated financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock or cause investors to lose confidence in our reported financial information.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock, of which 31,829,000 shares are issued and outstanding as of May 16, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain offices, having an area of 1,950 square feet, at #2 – 34346 Manufacturers Way in Abbotsford, British Columbia Canada, which we lease for CAD$15,000 per year. The lease is on a month to month basis. We believe our offices are suitable and adequate to operate our business from at this time as they hold our inventory and provide us with sufficient space to conduct our operations. We fully utilize our current premises.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings to which our company or our subsidiary is a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our or our subsidiary’s interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol “NAKD”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB for each fiscal quarter during the fiscal years ended January 31, 2013 and 2012. The market quotations were obtained from the OTCQB, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

OTCQB
(US Dollars)
Quarter Ended	High(1)	Low(1)
April 30, 2011	N/A(2)	N/A(2)
July 31, 2011	N/A(2)	N/A(2)
October 31, 2011	N/A(2)	N/A(2)
January 31, 2012	N/A(2)	N/A(2)
April 30, 2012	N/A(2)	N/A(2)
July 31, 2012	N/A(2)	N/A(2)
October 31, 2012	1.30	1.05
January 31, 2013	1.30	0.90

(1)	Such quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
(2)	There were no published quotes.

On May 15, 2013, the closing price for our common stock as reported by the OTCQB was $1.20.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Standard Registrar and Transfer Company, Inc. Its address is 12528 South 1840 East Draper, UT 84020.

Holders of Common Stock

As of May 16, 2013, there were approximately 90 registered holders of record of our common stock. As of such date, 31,829,000 shares were issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Subject to compliance with applicable corporate Laws, our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Securities authorized for issuance under equity compensation plans

In connection with the closing of the acquisition agreement with Naked, we adopted the 2012 Stock Option Plan (the “Plan”), pursuant to which up to 5,400,000 shares of our common stock are reserved for issuance.

The Plan provides for the grant of incentive stock options to purchase shares of our common stock to our directors, officers, employees and consultants. The Plan is administered by our board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. A maximum of 5,400,000 shares are reserved and set aside for issuance under the Plan. Each option, upon its exercise, entitles the optionee to acquire one share of our common stock, upon payment of the applicable exercise price. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	1,885,000	$0.25	3,515,000
Total	1,885,000	$0.25	3,515,000

Recent Sales of Unregistered Securities

Other than as set forth below, since the beginning of our fiscal year ended January 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On May 6, 2013, the Company sold 1,000,000 shares of common stock at a price of $0.25 per share for gross proceeds of $250,000 to be received in four tranches as follows:

(i)	$50,000 payable on closing of the Financing (the “Closing”);

(ii)	$50,000 payable on or before the date which is five months from the Closing (the “First Tranche”);

(iii)	$50,000 payable on or before the date which is ten months from the Closing (the “Second Tranche”); and

(iv)	the remaining $100,000 payable on or before the date which is one year from the Closing (the “Final Tranche”)

In connection with this financing, the Company entered into an escrow pursuant to which the 800,000 shares being issued in connection with the First Tranche, the Second Tranche and the Final Tranche will be placed in escrow until the Company receives full payment for such shares.

The shares were issued in an offshore transaction relying on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis should be read in conjunction with our audited consolidated financial statements and the related notes for year the ended January 31, 2013 included in this annual report beginning at page 24below and the factors that could affect our future financial condition and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial state date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 5 of this annual report and “Forward-Looking Statements” beginning on page 1 above.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of business operations

We are a manufacturer and seller of direct and wholesale men’s undergarments to consumers and retailers.

Our primary operations are conducted through our wholly-owned subsidiary, Naked. We will continue to produce men’s undergarments and we began selling t-shirts during the fourth quarter of fiscal 2013. We also intend to ship limited styles of women’s underwear by the end of fiscal 2013.

Recent Corporate Developments

Since the commencement of our fourth quarter ended January 31, 2013, we have experienced the following significant corporate developments, not discussed elsewhere:

  On December 21, 2012, the Company received issued additional convertible promissory notes in the principal amounts totaling $100,000. No additional lender warrants were issued in connection with this subsequent funding.

  In January 2013, the Company began development on a women’s line for holiday season launch and spring and summer 2014 collection.

  Launched a cotton line, t-shirts, and loungewear for men;

  Sold product to 39 Nordstrom stores and filled weekly reorders to these stores;

  Outsourced United States distribution to a third party logistics company in California;

  Completed product development on sub line with price points 40% below main line in quarter four of 2013 and shipped to Holt Renfrew’s new retail concept store in quarter one of fiscal 2014

  On April 19, 2013, we issued 2,093,000 shares of common stock at a price of $0.25 per share for gross proceeds of $523,250. In connection with the foregoing private placement, we issued 106,440 warrants to five finders. Each warrant is exercisable into one share of common stock of our Company at an exercise price of US$0.75 per share for a period of two years.

Outlook

The Company will continue to operate in the underwear market and has no current plans to significantly change operations. We shipped our initial order to major US retailer, Nordstrom, on November 2, 2012.

Subsequent to January 31, 2013, we launched a sub-line to open up distribution channels in the lower end of the market. The line first launched in quarter one of fiscal 2014 and Canadian retailer Holt Renfrew’s new retail concept hr2.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 31, 2013

The following discussion of our financial condition and results of operations should be read together with the audited consolidated statements and the notes to the audited consolidated financial statements included in the annual report. This discussion contains forward-looking statement s that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Revenue

During the year ended January 31, 2013, we generated net sales of $566,508 compared to $193,505 for the same period in 2012, an increase of $373,003 or 193%. Net sales increased as a result of new customers, including an initial order to major US retailer, Nordstrom, and from increased orders from existing key customers, including increased orders from, Holt Renfrew, as a result of an auto-replenishment program commencing in the second quarter of 2012. We shipped to 156 stores versus 102 stores year over year.

Concurrently, we had an increase in cost of sales due to the higher volume of sales. Our gross profit margin increased to 40% in the year ended January 31, 2013 from 5% in the year ended January 31, 2012. This was due to significant cost savings as a result of more efficient sourcing of raw materials and shipping pricing policies, shift to offshore production, and better bargaining power with suppliers.

Operating Expenses

	Year ended January 31,		Change
General and administrative	2013	2012	$	%
Bad debts	$3,443	$4,062	(619)	-15%
Bank charges and interest	6,289	2,995	3,294	110%
Consulting	283,936	13,081	270,855	2071%
Depreciation	11,685	2,761	8,924	323%
Director compensation	3,509	4,839	(1,330)	-27%
Insurance	15,330	4,143	11,187	270%
Investor relations	6,553	-	6,553	N/A
Management stock and share based compensation	63,276	255,998	(192,722)	-75%
Marketing	225,071	75,805	149,266	197%
Occupancy and rent	27,230	26,096	1,134	4%
Office and miscellaneous	113,482	18,922	94,560	500%
Product development	78,758	20,934	57,824	276%
Professional fees	282,422	30,212	252,210	835%
Salaries and benefits	182,393	69,567	112,826	162%
Travel	91,426	18,634	72,792	391%
Warehouse management	45,452	-	45,452	N/A
Total	$1,440,255	$548,049

There was an increase in general and administrative expenses to $1,440,255 for the year ended January 31, 2013, compared to $548,049 for the year ended January 31, 2012, an increase of $892,206. The single largest increase was due to a non-cash consulting expense during the year ended January 31, 2013 relating to stock options valued at $140,603, which were issued under our consulting agreement with Shark Investors. In addition, operating expenses for the year ended January 31, 2013 included compensation of $63,276 relating to stock options issued to management of the company and represented the first period of the expense related to this issuance. The fair value of stock option compensation was calculated using the Black Scholes option pricing model. See Note 12 of the consolidated financial statements for more information. The $255,998 compensation in 2012 relates to share based compensation on shares issued in connection with incentive based compensation packages.

There were many other general increases from increasing the size of our operations. Our marketing expenses increased because we began using a public relations firm since last year and participated in marketing programs with Nordstrom. Professional fees increased by $252,210 because we incurred additional expenses incurred to maintain our listing on the public market, including significant professional fees associated with the analysis and discussion of the long-term financing agreement, new contracts with advisors, and the closing of the merger with Naked Inc. In October, we added a third party logistics company to handle all of our warehouse management in the United States for U.S. customers. The costs incurred were mostly one-time setup costs and receiving of initial inventory. Product development costs increased by $57,824 this year as the company continues to invest in its men’s undergarment business. We anticipate seeing this category expand materially in the following year as we start to develop women’s and make further advances in our men’s undergarment business. Office and miscellaneous expenses increased as a result of general increased corporate and operational activity. Travel increased significantly because of the need to develop relationships in Turkey with key suppliers, visit with editors of magazines, and significant travel for product knowledge sessions for our new key customer.

Salaries and benefits also increased by $112,826 to $182,393 in the year ended January 31, 2013 due to the hiring of one full time staff member to support the finance team, hiring of a production manager during July 2012, and as a result of salary increases to existing management.

Other income and expenses

We incurred interest expenses of $34,853 for the year ended January 31, 2013 as compared to $4,176 for the same period in 2013, an increase of $30,677. This increase in interest is attributable to the loan advances made in connection with the Acquisition and in connection with the revolving loan agreement entered into in August, 2012 and accretion expense associated with the financing agreement.

Financing charges increased to $57,985 for the year ended January 31, 2013 from $5,150 for the year ended January 31, 2012. This increase was due to non-cash financing fees associated with the warrants issued in connection with the Agency Agreement in August 2012 and accretion expense relating to a convertible debt instrument. For the year ending January 31, 2012, there were only insignificant financing charges related to our factoring relationship with Liquid Capital Corporation, which has since been terminated.

Net loss and other comprehensive income

Our net loss for the year ended January 31, 2013 was $1,332,996, or $0.07 per share, as compared to a net loss of $550,484, or $0.06 per share, for the year ended January 31, 2012, as a result of the increased general and administrative expenses described above.

Our other comprehensive income for the year ended January 31, 2013 was $3,227, as compared to a comprehensive expense of $12,879 for the year ended January 31, 2012. The increase in other comprehensive income was due to the changes in foreign currency translation gains and losses.

Liquidity and Capital Resources

On August 10, 2012, we entered into the Agency Agreement with Kalamalka and certain Lenders as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of our company and bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, are convertible into shares of common stock of our company at $0.75 per share at any time at the option of the Lender.

In connection with the closing of the Agency Agreement, we issued four Notes in the aggregate principal amount of $400,000 and an aggregate of 100,000 share purchase warrants to the Lenders. Each of the Lender Warrants are exercisable into one shares of common stock of our company as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

On December 21, 2012, the Company received issued additional convertible promissory notes in the principal amounts totaling $100,000. No additional lender warrants were issued in connection with this subsequent funding.

We are required to maintain a borrowing base equivalent to a discount factor of 0.90 multiplied by the value of the sum of the value of its inventory plus its accounts receivable. “Inventory” is agreed to include raw materials in transit to and in possession of the Borrower, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

At January 31, 2013, we were in violation of covenants with the Lenders. The Notes contain covenants that require us to meet or maintain certain minimum borrowing base ratios for accounts receivables and inventory, and at January 31, 2013, our borrowing was in excess of this margin by approximately $75,000. As the borrowing base has not been cured within a 10 day period from being violated, the Notes are in default and are due on demand. Consequently, we are unable to obtain further advances under this loan arrangement until these borrowing ratios are rectified to the satisfaction of the Lender.

This significant development allows our company to fund inventory levels beyond initial purchase orders so Naked can have sufficient inventory on hand. It also allows for Naked to finance its accounts receivable in an efficient and economical way. The ability to raise further funds up to $800,000 greatly increases working capital and our ability to fund orders quickly.

Future Financing

Provided below is a financing table showing net cash proceeds from share issuances over the operating life of Naked Inc.:

2011 Fiscal Year	$217,171
2012 Fiscal Year	$144,929
2013 Fiscal Year(1)	$993,299
February 1, 2013 to date	$523,250
Total cash proceeds to date	$1,878,649

(1)Includes net working capital amounts acquired in connection with the Acquisition

In the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity and debt financings. We expect we will need a further $300,000 financing from debt in the current year to finance our women’s line development and a further $1.8 million in equity financings to fund the Company’s business objectives and working capital for the coming year.

Working Capital (Consolidated)	Year Ended January 31,
	2013	2012

Current Assets	$731,791	$161,037
Current Liabilities	$804,333	$225,140
Working Capital (Deficit)	$(72,542)	$(64,103)

Our decrease in working capital is primarily attributable to the balance of debt relating to the Notes being classified as a current liability due to the fact that the loan was in default at January 31, 2013. This decrease in working capital is mostly offset by a significant increase in inventory and accounts receivable due to a large purchase order received from Nordstrom in the fourth quarter. This increased production was financed through the Notes.

At January 31, 2013, we required further financing to continue to meet ongoing operating obligations.

CASH FLOWS

	Year Ended January 31,
	2013	2012

Cash Flows Used In Operating Activities	$(1,466,584)	$(211,468)
Cash Flows From (Used In) Investing Activities	343,818	(757)
Cash Flows Provided By (Used In) Financing Activities	1,112,379	265,204
Effect of Foreign Exchange on Cash	3,811	(2,623)
Net change in Cash During Period	(6,576)	50,356

Operating Activities

Cash flows used in our operating activities was $1,466,584 for the year ended January 31, 2013. The cash used during the period was primarily a result of cash used to pay for inventory for the addition of Nordstrom as a customer which accounted for the majority of the change in inventory and accounts receivable. We were able to manage cash flow through increases in accounts payable and accrued liabilities of $60,301 to offset increases to accounts receivable which resulted in decreases in cash of $329,800, outlays for prepaid deposits and expenses of $42,837, and a net loss net of non-cash adjustments of $981,659.

During the year ended January 31, 2012, we had a net loss net of non-cash items of $245,251 which contributed to cash used in operating activities of $211,468.

Investing Activities

Investing activities provided cash of $343,818 during the year ended January 31, 2013, compared to cash used of $757 for the year ended January 31, 2012. Cash of $386,790 was provided in connection with the Acquisition during the year ended January 31, 2013, and we paid $40,004 in website development costs to develop and launch a new website.

There were minimal investing activities during the year ended January 31, 2012.

Financing Activities

Financing activities provided cash of $1,112,379 for the year ended January 31, 2013, compared to providing $265,204 for the year ended January 31, 2012. The financing provided during the year ended January 31, 2013 included proceeds of $500,000 from the issuance of the Notes under the revolving loan agreement with Kalamalka, the proceeds of which was used for inventory and accounts receivable financing. In addition, loans of $325,000 were advanced to Naked Inc. during the year and loans of $50,000 were advanced during the year ended January 31, 2012 in connection with the Acquisition. These loans became proceeds in consideration of the Acquisition. Subsequent to the Acquisition, we issued 1,514,000 shares for proceeds of $433,016 to cover operating costs for the year.

During the year ended January 31, 2012, we issued 443,331 Class F common shares of Naked Inc. at CAD$0.30 per share for gross proceeds of $137,569 to various investors and 50,000 Class C common shares of Naked Inc. at CAD$0.15 per share for gross proceeds of $7,363 pursuant to the exercise of warrants issued during the year ended January 31, 2011.

Non-cash transactions

For the year ended January 31, 2013, certain non-cash transactions affected our cash position. $375,000 in loans advanced to Naked Inc. were converted to equity as part of the Acquisition Agreement. $15,486 in accounts payable was settled as part of debt settlement agreements in exchange for shares of our common stock. As part of the Acquisition, we acquired $153,632 in accounts payable. We had $237,500 in deferred financing charges associated with the Notes issued in the Kalamalka deal.

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

Going Concern

As at January 31, 2013, we had had a working capital deficiency, are in default with respect to certain loan agreements, and we expect to incur further losses in the development of our business, which casts substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of January 31, 2013 and 2012, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2013	2012

United States	$410,012	$52,145
Canada	156,496	141,360

	$566,508	$193,505

At January 31, 2013 and 2012 substantially all of the Company’s long-lived assets were located in Canada.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this annual report.

We believe that of our significant accounting policies, which are described in Note 3 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonable assured. Significant management judgments and estimates must be made in connection with determination of revenue to be recognized in any accounting period in respect of the timing of when the applicable revenue recognition criteria have been met. If we made different judgments or utilized different estimates for any period material differences in the amount and timing of revenue recognized could result

Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. The Company estimates an allowance for doubtful accounts based on historical losses, the existing economic conditions and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Significant management judgment is involved in making the determination with respect to uncollectible amounts.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method, which under the circumstances, management believes will provide for the most practical basis for the measurement of periodic income. Management periodically reviews inventory for slow moving or obsolete items and consider realizability based on the Company’s marketing strategies and sales forecasts to determine if an allowance is necessary. If market value is below cost then an allowance is created to adjust the inventory carrying amount to reflect this.

Assumptions and estimates about the recoverability of certain inventory may be subject to significant judgment. A variety of factors must be incorporated into these estimates and assumptions such as industry and economic trends and internal factors such as changes in our business and forecasts.

Impairment of Long-Lived Asset

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carry amounts may not be recoverable, or on an annual basis, where appropriate. Such a review involves assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that a long-lived asset is impaired.

If the Company assesses that there is a likelihood of impairment, then the Company will perform a quantitative analysis comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the company would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long–lived assets are complex and subjective. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. If applicable, our long–term financial forecast represent the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. Management has determined that no impairment indicators currently exists.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The most significant estimates we made are those relating to uncollectible receivables, inventory valuation and obsolescence, and stock-based compensation expense.

Accounting for Stock-Based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires that compensation expense for employee stock-based compensation be recognized over the requisite service period based on the fair value of the award, at the date of grant.

Stock–based compensation represents the cost related to stock–based awards granted to employees and non–employee consultants. We measure stock–based compensation cost at measurement date, based on the estimated fair value of the award, and generally recognize the cost as expense on a straight–line basis (net of estimated forfeitures) over the employee requisite service period or the period during which the related services are provided by the non–employee consultants and the options are earned. We estimate the fair value of stock options using a Black–Scholes option valuation model, which utilizes various assumptions and estimates that are subject to management judgment.

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities. The expected life of options granted has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 110 Share–Based Payment. As the Company has had limited trading history, we estimated the fair value of our common shares with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company. The risk–free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 0% in determining the expense recorded in our consolidated statement of operations given our limited forfeiture experience history.

Foreign Exchange

The functional currency of the Company is the US dollar. Transaction amounts denominated in foreign currencies are translated into their US dollar equivalents at exchange rates prevailing at the transaction dates. Foreign currency gains and losses on transactions or settlements are recognized in the consolidated statement of operations.

The functional currency of Naked changed from Canadian dollars to US dollars on November 1, 2012, triggered by a shift in cash flows from operations and an accumulation of other factors. Balances denominated in foreign currencies were re-measured at the date of change using the exchange rate in effect on that date. Revenue and expense items were translated at average rates for the period up to the date of change and translation adjustments accumulated in other comprehensive income up to the date of change were retained in that account.

These financial statements have been presented in U.S dollar, which is the Company’s reporting currency. Prior to the change in functional currency, and for the year ended January 31, 2012, financial statements of foreign operations for which the functional currency is the local currency are translated into US dollars with assets and liabilities translated at the current rate on the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying consolidated financial statements, other than the below.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (ASU No. 2012-02). Under ASU No 2012-02, the Company is permitted to assess qualitative factors to determine if it is more likely- than-not that an impairment of indefinite-lived intangible assets exists. If examination of the qualitative factors yields a determination that it is not more-likely-than-not that impairment exists, then it is not necessary to perform the quantitative indefinite-lived intangible asset impairment calculations outlined in existing accounting guidance. ASU No. 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The Company early adopted ASU No 2012-02 in fiscal year ended 2013 with no effect on stockholders’ equity or net loss.

The Company reviewed its website and trademark assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the related carry amounts may not be recoverable. Such a review involved assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that these assets are impaired. The Company assessed its website and trademark assets are not impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

Naked Brand Group Inc. (formerly Search by Headlines.Com Corp.)
Consolidated Financial Statements
As of and for the Years Ended
January 31, 2013 and 2012

Naked Brand Group Inc. (formerly Search by Headlines.Com Corp.)

Consolidated Financial Statements
As of and for the Years Ended January 31, 2013 and 2012

Naked Brand Group Inc. (formerly Search by Headlines.Com Corp.)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

We have audited the accompanying consolidated balance sheet of Naked Brand Group Inc. (formerly Search by Headlines.com Corp.) as of January 31, 2013 and the related consolidated statements of comprehensive loss, stockholders’ equity (deficiency), and cash flows for the year ended January 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naked Brand Group Inc. (formerly Search by Headline.com Corp.) at January 31, 2013 and the results of its operations and its cash flows for the year ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a working capital deficiency, is in default with respect to certain loan agreements and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The previous year figures were audited by another accounting firm.

/s/BDO Canada LLP

Chartered Accountants
Vancouver, Canada
May 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Naked Brand Group Inc.
Abbotsford, British Columbia

We have audited the accompanying balance sheet of Naked Brand Group Inc. (formerly known as Naked Boxer Brief Clothing Inc.) (“the Company”) as of January 31, 2012 and the related statement of comprehensive loss, stockholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naked Brand Group Inc. as of January 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred net losses since inception and has an accumulated deficit and stockholders’ deficiency at January 31, 2012. These and other factors discussed therein raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO USA, LLP

La Jolla, California
July 18, 2012

Consolidated Financial Statements

Naked Brand Group Inc. (Formerly Search by Headlines.Com Corp.)

Consolidated Balance Sheets
(Expressed in US Dollars)

As of January 31,	2013	2012

ASSETS
Current assets
Cash	$43,780	$50,356
Accounts receivable, net of allowance for doubtful
accounts of $4,899 and $4,000, respectively (Note 5)	404,713	37,991
Inventory (Note 6)	236,150	68,840
Prepaid expenses	47,148	3,850

Total current assets	731,791	161,037

Equipment, net (Note 7)	1,842	1,371
Intangible assets, net (Note 8)	55,414	24,302
Deferred financing fees (Note 11)	198,538	-

TOTAL ASSETS	$987,585	$186,710

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities	$306,467	$103,222
Notes payable (Note 10)	-	59,308
Related party payables (Note 9)	13,916	62,610
Convertible promissorry notes (Note 11)	483,950	-

TOTAL LIABILITIES	804,333	225,140

Commitments

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock (Note 12)
Authorized 100,000,000 common shares, par value $0.001 per share (January 31, 2012: unlimited without par value) Issued and outstanding 28,522,000 common shares (January 31, 2012: 6,069,251)	28,522	638,972
Common stock to be issued	3,750	-
Accumulated paid-in capital	2,158,151	-
Accumulated deficit	(2,000,926)	(667,930)
Accumulated other comprehensive income (loss)	(6,245)	(9,472)

Total stockholders' equity (deficiency)	183,252	(38,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$987,585	$186,710

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

Years Ended January 31,	2013	2012
		Note 3
Net sales (Note 14)	$566,508	$193,505

Cost of sales	342,659	183,889

Gross profit	223,849	9,616

Operating Expenses
General and administrative expenses	1,440,255	548,049
Foreign currency losses	23,771	3,133

Total operating expenses	1,464,026	551,182

Operating loss	(1,240,177)	(541,566)

Other income (expense)
Interest	(34,853)	(4,176)
Finance charges	(57,985)	(5,150)
Miscellaneous income	19	408

Total other income (expense)	(92,819)	(8,918)

Net loss	$(1,332,996)	$(550,484)

Basic and diluted net loss per share	$(0.07)	$(0.06)

Other comprehensive income (expense)
Foreign currency translation adjustments, net of tax	$3,227	$(12,879)

Comprehensive loss	$(1,329,769)	$(563,363)

Weighted average shares used in computing basic and diluted net loss per share	20,363,483	9,702,823

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in US Dollars)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)	(Deficiency)
Balance - January 31, 2011	3,000,200	$222,153	$-	$-	$(140,259)	$3,407	$85,301
Issuance of common stock, Class C, net	50,000	7,363	-	-	-	-	7,363
Repurchase and cancellation of Class D shares, net	(5,100)	(2)	-	-	-	-	(2)
Issuance of common stock, Class E, as stock compensation	2,580,820	271,889	-	-	-	-	271,889
Issuance of common stock, Class F, net	443,331	137,569	-	-	-	-	137,569
Forgiveness of related party payable	-	-	-	-	22,813	-	22,813
Changes in foreign currency translation gains and losses	-	-	-	-	-	(12,879)	(12,879)
Net loss	-	-	-	-	(550,484)	-	(550,484)
Balance - January 31, 2012	6,069,251	$638,972	$-	$-	$(667,930)	$(9,472)	$(38,430)
Issuance of common stock for services, Class E, net	161,068	42,206	-	-	-	-	42,206
Issuance of common stock for extinguishment of debt, Class E, net	63,321	15,486					15,486
Exchange of shares	7,206,360	(683,164)	683,164	-	-	-	-
Acquisition of Search by Headlines.com Corp.	13,508,000	13,508	602,783	-	-	-	616,291
Modification of share purchase warrants	-	-	20,000	-	-	-	20,000
Finders fee	-	-	(34,951)	-	-	-	(34,951)
Private placement - at $0.50	214,000	214	106,786	-	-	-	107,000
Private placement - at $0.25	1,300,000	1,300	324,716	-	-	-	326,016
Offering costs	-	-	(21,055)	-	-	-	(21,055)
Issuance of detachable warrants	-	-	20,940	-	-	-	20,940
Agent's warrants - convertible promissory notes	-	-	237,500	-	-	-	237,500
Stock based compensation	-	-	218,268	3,750	-	-	222,018
Changes in foreign currency translation gains and losses	-	-	-	-	-	3,227	3,227
Net loss	-	-	-	-	(1,332,996)	-	(1,332,996)
Balance - January 31, 2013	28,522,000	$28,522	$2,158,151	$3,750	$(2,000,926)	$(6,245)	$183,252

The accompanying notes are an integral part to these consolidated financial statements

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Consolidated Statements of Cash Flows
(Expressed in US Dollars)

Years Ended January 31,	2013	2012
		Note 3
Cash flows from operating activities
Net loss	$(1,332,996)	$(550,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,443	4,039
Depreciation and amortization	11,685	2,760
Amortization of deferred financing fees	38,962	-
Accretion of debt discount	4,890	-
Stock based compensation	238,268	260,031
Shares issued for services	45,956	561
Valuation write-down on inventory	-	37,842
Interest on Search by Headlines.com Corp loan forgiven	8,133	-
Increase (decrease) in cash resulting from change in:
Accounts receivable	(335,933)	(49,172)
Prepaid expenses	(42,837)	(2,141)
Inventory	(166,456)	17,824
Checks in excess of cash balance	-	(8,606)
Accounts payable	60,301	75,878
Net cash used in operating activities	(1,466,584)	(211,468)

Cash flows from investing activities
Acquisition of intangible assets	(40,004)	(757)
Cash obtained on acquisition of Search By Headlines.com Corp	386,790	-
Purchase of property, plant, and equipment	(2,968)	-
Net cash provided by (used in) investing activities	343,818	(757)

Cash flows from financing activities
Proceeds from share issuance	433,016	144,929
Offering costs	(21,055)	-
Payments to repurchase shares	-	(2)
Proceeds from convertible promissory notes	500,000	-
Advances from Search by Headlines.com Corp prior to the merger	325,000	50,000
Acquisition costs - Search By Headlines.com Corp	(34,951)	-
Advances (repayments) of related party payables	(48,883)	32,589
Advances (repayments) on debt factoring arrangements	(31,555)	37,688
Repayment of notes payable	(9,193)	-
Net cash provided by financing activities	1,112,379	265,204

Effect of exchange rate changes on cash	3,811	(2,623)

Net increase (decrease) in cash and cash equivalents	(6,576)	50,356
Cash at beginning of year	50,356	-
Cash at end of year	$43,780	$50,356

Cash paid during the year for:
Interest	$24,517	$3,451
Taxes	-	-
Non-cash financing activities:
Related party payable refinancing to note payable	$-	$9,307
Extinuishment of accounts payable with equity	15,486	-
Conversion of related party payable to equity	375,000	-
Accounts payable - Search By Headlines.com Corp.	153,632	-
Discount on debt financing	20,940	-
Deferred financing costs	237,500	-
Forgiveness of related party payable recorded in deficit	-	22,813

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

1.           Organization and Nature of Business

Naked Brand Group Inc. (the “Company”) was incorporated in the State of Nevada on May 17, 2005, as Search By Headlines.com Corp. with 100,000,000 authorized common shares with a par value of $0.001 per share. During the year ended July 31, 2010, the Company ceased operations as a specialized internet search engine that featured news in a format that allowed users to search or submit news by headline. On July 30, 2012, the Company closed an Acquisition Agreement with Naked Inc. (formerly Naked Boxer Brief Clothing Inc.) (“Naked”) whereby Naked’s owners became the sole directors of the Company and Naked stockholders exchanged their shares for a total of 13.5 million shares of the Company, representing 50% of the Company (the “Acquisition”). On the same date, the entire management of Naked became the entire management of the Company. Effective August 29, 2012, the Company completed a merger with a subsidiary, Naked Brand Group Inc., a Nevada corporation, which was incorporated solely to effect a change of name. As a result, the Company changed its name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.”.

Naked was incorporated under the federal laws of Canada on May 21, 2009 as In Search of Solutions Inc. and changed its corporate name on May 17, 2010 to Naked Boxer Brief Clothing Inc. On February 20, 2013, Naked changed its name to Naked Inc. Naked commenced business operations on February 1, 2010 as a manufacturer and seller of direct and wholesale undergarments in Canada to consumers and retailers and has been realizing revenues from its operations since September, 2010.

As a result of the Acquisition, Naked became a wholly-owned subsidiary of the Company and the Company’s business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. The Company operates out of Abbotsford, British Columbia, Canada.

2.           Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As at January 31, 2013, the Company had not yet achieved profitable operations, had a working capital deficiency, is in default with respect to certain loan agreements and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt to existing shareholders. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

3.           Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Accounting

Effective July 30, 2012, Search By Headlines.com Corp. entered into a merger agreement with Naked Inc. This merger was accounted for as a reverse acquisition and is considered to be a capital transaction, in substance, rather than a business combination. The transaction was effectively a reverse recapitalization equivalent to the issuance of stock by a private company for the net monetary assets of the non-operating company accompanied by the recapitalization. Accordingly, the accounting for the share exchange was similar to that resulting from a reverse acquisition; except that the transaction was consummated at book value and no goodwill or intangible assets were recognized. The accompanying consolidated financial statements have been adjusted to give retroactive effect for the change in reporting entity from Search By Headlines.com Corp. to Naked Inc., and to reflect the change in capital structure as a result of the merger.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Naked. All inter-company transactions and balances were eliminated.

The comparative figures are those of Naked (Note 4).

Reporting Currency and Foreign Currency

Since the date of the reverse acquisition, the functional currency of the Company has been the US dollar. Transaction amounts denominated in foreign currencies are translated into their US dollar equivalents at exchange rates prevailing at the transaction dates. Foreign currency gains and losses on transactions or settlements are recognized in the consolidated statement of operations.

The functional currency of Naked changed from Canadian dollars to US dollars on November 1, 2012, triggered by a shift in cash flows from operations and an accumulation of other factors. Balances denominated in foreign currencies were re-measured at the date of change using the exchange rate in effect on that date. Revenue and expense items were translated at average rates for the period up to the date of change and translation adjustments accumulated in other comprehensive income up to the date of change were retained in that account.

These financial statements have been presented in US dollars, which is the Company’s reporting currency. Prior to the change in functional currency, and for the year ended January 31, 2012, financial statements of foreign operations for which the functional currency is the local currency are translated into US dollars with assets and liabilities translated at the current rate on the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of January 31, 2013 and 2012, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2013	2012

United States	$410,012	$52,145
Canada	156,496	141,360

	$566,508	$193,505

At January 31, 2013 and 2012 substantially all of the Company’s long-lived assets were located in Canada.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonable assured.

Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. The Company estimates an allowance for doubtful accounts based on historical losses, the existing economic conditions and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method, which under the circumstances, management believes will provide for the most practical basis for the measurement of periodic income. Management periodically reviews inventory for slow moving or obsolete items and considers realizability based on the Company’s marketing strategies and sales forecasts to determine if an allowance is necessary. If market value is below cost then an allowance is created to adjust the inventory carrying amount to reflect this.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives.

The estimated useful lives for each asset group are as follows:

Years

Furniture and equipment	4
Computer equipment	2

At the time depreciable property is retired or otherwise disposed of the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations.

Intangible Assets

Indefinite-life intangible assets, consisting of costs to acquire trademarks with an indefinite life, are recorded at cost, net of impairment charges, if applicable. No amortization has been taken on indefinite life intangible assets. Indefinite-life intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Website Costs

The Company recognizes the costs associated with developing a website in accordance with ACS Topic 350–40 (prior authoritative literature: the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98–1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Relating to website development costs, the Company follows the guidance pursuant to ASC Topic 350–50 (prior authoritative literature: Emerging Issues Task Force (EITF) No. 00–2, “Accounting for Website Development Costs”).

Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred.

These capitalized costs are amortized based on their estimated useful life over two years.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Impairment of Long-Lived Assets

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (ASU No. 2012-02). Under ASU No 2012-02, the Company is permitted to assess qualitative factors to determine if it is more likely- than-not that an impairment of indefinite-lived intangible assets exists. If examination of the qualitative factors yields a determination that it is not more-likely-than-not that impairment exists, then it is not necessary to perform the quantitative indefinite-life intangible asset impairment calculations outlined in existing accounting guidance. ASU No. 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The Company early adopted ASU No 2012-02 in fiscal year ended 2013 with no effect on stockholders’ equity or net loss.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carry amounts may not be recoverable. Such a review involves assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that a long-lived asset is impaired.

If the Company assesses that there is a likelihood of impairment, then the Company will perform a quantitative analysis comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value. Management has determined that no impairment currently exists.

Shipping and Handling Costs

Financial Accounting Standards Board ASC Sub-Topic 605-45, Revenue Recognition – Principal Agent Considerations (formally Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs) requires shipping and handling fees billed to customers to be classified as revenue, and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements.

Shipping and handling costs are included in cost of goods sold in the period they are incurred. Costs recovered in respect of shipping and handling are offset against cost of goods sold in the period the recovery is recognized.

Advertising Expense

The Company expenses advertising costs to operations during the year in which they were incurred. The Company expensed $68,122 and $21,374 related to advertising for the years ended January 31, 2013 and 2012, respectively.

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

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

The Company recognizes the impact of a tax position in the consolidated financial statements if the position is more likely than not to be sustained upon examination on the technical merits of the position. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of January 31, 2013 and 2012, respectively; consequently no interest or penalties have been accrued by the Company.

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals;

Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, related party payables and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments.

The fair value of the Company’s convertible promissory notes is based on Level 3 inputs in the fair value hierarchy. The Company calculated the fair value of these notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion feature using the following assumptions:

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Risk-free interest rate	0.21%
Expected life (years)	1.54
Expected volatility(1)	219.86%
Estimated stock price at date of issuance(2)	$0.25
Dividend yields	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

(2) The estimated stock price of $0.25 per share was determined with reference to the subscription price of the most recent share offerings for which the funds raised were being used to provide financing to the Company. This was considered to be the most appropriate basis on which to estimate the fair value of the Company’s stock as, at the time of the transaction, the Company’s stock was not being traded on an active market.

The Company determined that the fair value of the convertible promissory notes at January 31, 2013 was $596,000 based on a market interest rate of 18%.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Actual results could materially differ from those estimates. The most significant estimates made by the Company are those relating to uncollectible receivables, inventory valuation and obsolescence, and product returns.

Loss per share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the years ended January 31, 2013 and 2012, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Net loss per share was determined as follows:

	2013	2012
Numerator
Net loss	$(1,332,996)	$(550,484)
Denominator
Weighted average common shares outstanding	20,363,483	9,702,823
Basic and diluted net loss per share	$(0.07)	$(0.06)

Anti-dilutive securities not included in diluted loss per share relating to:
warrants and options outstanding	4,047,506	214,506
Convertible debt	666,667	-
	4,714,173	214,506

Accounting for Stock-Based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires that compensation expense for employee stock-based compensation be recognized over the requisite service period based on the fair value of the award, at the date of grant.

The Company accounts for the granting of equity based awards to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all equity based awards is expensed over their vesting period with a corresponding increase to additional paid in capital. The fair value of equity based awards is estimated using the most recent share offering of the same or similar share classes (approximate market value). Compensation costs for stock-based payments to employees with graded vesting are recognized on a straight-line basis.

Based on guidance in ASC 505-50, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

i)	The Company determined that certain changes in cash flow activities should not have been recorded to operating activities in 2012. The Company revised the presentation of related party advances and advances under debt factoring arrangements from operating activities to financing activities on the consolidated statements of cash flows. This had an effect of increasing net cash flows used in operating activities by $70,277 and increasing net cash provided by financing activities by $70,277.

ii)	The Company determined that inventory write-downs and losses should be presented as a component of cost of sales on the statement of comprehensive loss. Previously, the Company had presented these amounts as a component of general and administrative expenses. This had an effect of decreasing gross profit by $38,676 and decreasing general and administrative and total operating expenses by $38,676.

These revisions did not have an impact on the net change in cash or on the reported operating loss, net loss or comprehensive loss for the year ended January 31, 2012.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

4.           Reverse Acquisition

On July 30, 2012, the Company closed the Acquisition pursuant to an Acquisition Agreement with Naked and SBH Acquisition Corp., the Company’s former subsidiary, whereby the Company acquired 100% of the issued and outstanding shares of Naked in exchange for 13,500,000 shares of common stock of the Company. Concurrent with the closing, 100,000 share purchase warrants outstanding, exercisable into 100,000 shares of common stock of Naked at $0.75 per share, were converted into warrants entitling the holders to purchase 214,506 shares of the Company’s common stock at an exercise price of $0.75 per share until July 30, 2014. The Company recorded an incremental value of $20,000 to general and administrative expenses as a result of this modification.

To facilitate the Acquisition, Naked agreed to: (i) continue from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada and (ii) merge with the Company’s subsidiary, SBH Acquisition Corp., with Naked remaining as the surviving corporation. The continuation of Naked from Canada to the State of Nevada was completed on July 27, 2012 and the merger of Naked and SBH Acquisition Corp., with Naked as the surviving corporation, was completed on July 30, 2012. As a result of the foregoing, Naked became a wholly-owned subsidiary of the Company.

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

For accounting purposes, the transaction is reflected as a recapitalization of Naked and consideration for the Acquisition was deemed to be the book value of the net assets of the Company acquired on July 30, 2012, which approximates their fair values. The net identifiable assets of the Company at the date of the Acquisition were as follows:

Cash & receivable	$386,790
Accounts payable and advances payable	(108,789)
Due to a related party	(44,843)

Net assets acquired	$233,158

The carrying value of the net assets acquired was credited to the share capital of the combined entity. $375,000 in advances made to Naked in conjunction with the Acquisition, plus $8,133 in accrued interest, was debited against net assets as this was included in the portion of proceeds. In addition, acquisition costs of $34,951 paid were recorded as a charge against the equity of Naked balance sheets for the continuing entity at their historical carrying values and these consolidated financial statements are presented as a continuation of Naked.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

5.           Accounts Receivable

On October 6 2011, the Company entered into a factoring agreement with Liquid Capital Exchange Corp (“the factor”) whereby it sells select accounts receivable with recourse. The factor purchases eligible accounts receivable at a discount of 3.75% and is further discounted by 1/8 of 1% if the number of days elapsed from the date of purchase of the receivable exceeds 28 days. The Company bears the risk of credit loss on the receivables at all times. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets. Factor expense charged to operations for the year ended January 31, 2013 was $6,395 (2012 - $5,150) (recorded as finance charges on the consolidated statement of operations).

Under the terms of the agreement, the factor may make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests. As of January 31, 2013 and 2012, the amount of the factored receivables was $0 and $37,688.

On July 26, 2012, the Company terminated the factoring agreement and bought back all amounts outstanding under the factoring agreement. An amount of $37,688 has been presented as a financing activity in the consolidated statement of cash flow. Pursuant to the termination of the factoring agreement, the Company was released from the corresponding general security agreement.

6.           Inventory

Inventory of the Company consisted of the following at January 31, 2013 and 2012:

January 31,	2013	2012

Finished goods - Underwear	$115,709	$51,463
Raw materials	120,441	17,377

Total inventory	$236,150	$68,840

Balances at January 31, 2013 and 2012 are recorded at historical cost, less amounts for potential declines in value. During the year ended January 31, 2012, the Company recorded a write-down of $37,842 to reflect the decline in value of a portion of the finished goods inventory. The inventory write-down was recorded as general and administrative expense in the consolidated financial statements for the year ended January 31, 2012. There were no inventory write-downs for the year ended January 31, 2013.

Management has determined that no inventory reserve is required for the years ending January 31, 2013 and 2012.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

7.           Property and Equipment

Property and equipment of the Company consisted of the following at January 31, 2013 and 2012:

January 31,	2013	2012

Furniture & equipment	$1,380	$1,408
Computer equipment	3,554	1,169

Less: Accumulated depreciation	(3,092)	(1,206)

	$1,842	$1,371

Depreciation expense for the years ended January 31, 2013 and 2012 was $1,962 and $879, respectively.

8.           Intangible Assets

Intangible assets of the Company consisted of the following at January 31, 2013 and 2012:

			Useful life
	2013	2012	(Years)

Trade Names/Trademarks	$23,212	$23,066	Indefinite
Website	40,657	3,707	2

Less: accumulated amortization	(8,455)	(2,471)

	$55,414	$24,302

Amortization expense for each of the years ended January 31, 2013 and 2012 was $9,723 and $1,881, respectively.

9.           Related Party Payables

At January 31, 2013 and 2012, the Company had advances from shareholders in the amount of $13,916 and $62,610, respectively. All shareholder advances are unsecured and payable on demand. The table below summarizes the balance and interest rate of each advance at January 31, 2013 and 2012:

January 31,	2013	2012

Advance, bearing interest at 19.50% per annum	$9,603	$11,741
July 25, 2011 advance, bearing interest at 3.50% per annum	-	20,286
December 18, 2010 advance, bearing interest at 4.00% per annum	-	10,405
Advance, non-interest bearing	4,313	19,184
May 2, 2011 advance, non-interest bearing, payable upon Company holding greater than $348,180 in cash or cash equivalents	-	994
	13,916	62,610
Less: current portion	(13,916)	(62,610)

	$-	$-

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

During the years ended January 31, 2013 and 2012, the Company incurred interest expense on the shareholder advances of $1,309 and $2,859, respectively.

During the year ended January 31, 2012, a shareholder forgave $22,813 of their long-term debt and this amount was recorded as an adjustment to the accumulated deficit.

10.         Notes Payable

On July 12, 2012, the Company received a bridge loan of CAD$200,000 pursuant to a Term Sheet, in anticipation of the Company entering into an operating loan of up to $800,000 with Kalamalka Partners Ltd. (“Kalamalka”) at a future date. The loan was bearing interest at 12% per annum, with interest payable monthly. The loan was collateralized by the shares of Naked owned by a director of the Company and a personal guarantee from the director. This guarantee terminated upon the completion of the Acquisition of Naked on July 30, 2012. On August 10, 2012, the Company entered into an Agency and Interlender Agreement (the “Agency Agreement”) with Kalamalka and this bridge loan was repaid in full (Note 11).

During the year ended January 31, 2012, Naked had entered into a note payable for $50,000 with the Company. The note was bearing simple interest at 8% per annum, calculated monthly, with interest payable at maturity. The note was due on June 30, 2012. Upon closing of the Acquisition of Naked by the Company, this note payable, along with $325,000 in additional loans made between the Company and Naked up to the date of the Acquisition, became proceeds in consideration of the Acquisition and were no longer payable.

At January 31, 2012, notes payable included a payable of $9,308 which had been advanced by a former related party of Naked. The note was unsecured, non-interest bearing and was repaid during the year ended January 31, 2013.

There were no outstanding notes payable at January 31, 2013.

11.         Convertible Promissory Notes

January 31,	2013	2012

Convertible promissory notes payable, bearing interest at 12% per annum, due August 16, 2014.	$500,000	$-
Less: debt discount	(16,050)	-
	483,950	-
Less: current portion	(483,950)	-
	$-	$-

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

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

In connection with the closing of the Agency Agreement, the Company issued four convertible promissory notes in the aggregate principal amount of $400,000 (the “Closing Notes”) and an aggregate of 100,000 share purchase warrants to the Lenders (the “Lender Warrants”). The Lender Warrants are exercisable into one common share of the Company as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

On December 21, 2012, the Company received issued additional Notes in the principal amounts totaling $100,000. No additional lender warrants were issued in connection with this subsequent funding.

The Notes bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, are convertible into common shares of the Company at $0.75 per share at any time at the option of the Lender.

The Notes are collateralized by a first priority general security agreement over the present and future assets of the Company.

The Notes may be prepaid at any time at the option of the Company with 60 days’ written notice to the Kalamalka (the “Agent”) under the Agency Agreement. Prepayments must be accompanied by a 1% prepayment fee and the prepaid amount will form a pool of stand-by funds that will continue to accrue interest at a rate of 4% per annum, calculated and payable monthly.

Funds advanced under the loan are restricted for inventory and accounts receivable whereby we can fund up to 90% of our the Company’s accounts receivable and inventory. “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

At January 31, 2003, the Company was in violation of covenants of the Notes. The Notes contain covenants that require the Company to meet or maintain certain minimum ratios for accounts receivables and inventory, and the Company is currently striving to meet all such other financial covenants. As the Company has not met its borrowing base requirement, the Lender is entitled to demand repayment and, as such, these notes have been presented within current liabilities and will continue to be presented as a current liability until such time as the Company has cured its borrowing base margin requirement with its Lenders. This could impair the Company’s ability to obtain additional access to alternate funding sources.

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which is being amortized using the effective interest method over the term of the Notes. During the year ended January 31, 2013, the Company recorded interest expense of $4,890 in respect of the accretion of this discount and $23,208 in interest.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-lenders as follows: (i) 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”), of which 448,000 are exercisable into common shares of the Company at $0.25 per share for a period of two years and 500,000 are exercisable into common shares of the Company at $0.50 per share for a period of two years; and (ii) 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”), of which 125,000 Bridge Loan Warrants are exercisable into common shares of the Company at $0.25 per share for a period of three years and 75,000 Bridge Loan Warrants are exercisable into common shares of the Company at $0.50 per share for a period of three years. The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and is being amortized to income over the term of the Notes using the effective interest method. During the year ended January 31, 2013, the Company had recorded financing expense of $38,962 in respect of the amortization of these charges. Accumulated amortization as at January 31, 2013 was $38,962 (2012: $nil).

Of the total Agent’s Warrants, 900,000 warrants are transferrable by the Agent and may be transferred by the Agent to certain lenders in accordance with additional funds received under the Agreement. As the amounts transferred to lenders subsequent to the closing of the Agreement are at the sole discretion of the Agent, the Company has included these warrants as a deferred financing fee which is being amortized over the term of the Agreement, and not as a discount on additional convertible notes as they are issued.

The fair value of the Agents Warrants, the Lender Warrants and the Bridge Loan Warrants was determined using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	0.29%
Expected life (years)	2.20
Expected volatility(1)	201.94%
Estimated stock price at date of issuance(2)	$0.25
Dividend yields	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

(2) The estimated stock price of $0.25 per share was determined with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company. This was considered to be the most appropriate basis on which to estimate the fair value of the Company’s stock as, at the time of the transaction, the Company’s stock was not being traded on an active market.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

12.         Stockholders’ Equity

Authorized

There is 100,000,000 common voting stock with a par value of $0.001 authorized for issuance.

Issued and Outstanding

As of January 31, 2013, the Company had 28,522,000 shares of common stock issued and outstanding.

As of January 31, 2012, Naked had the following class of shares of common stock issued and outstanding:

	January 31, 2012
	Shares	Amount
Class B common stock	1,005,000	$96,580
Class C common stock	1,300,000	127,954
Class D common stock	690,100	67
Class E common stock	2,630,820	276,802
Class F common stock	443,331	137,569
	6,069,251	$638,972

Pursuant to the Acquisition (Note 4), all classes of common stock of Naked were exchanged for one class of common stock of the Company.

Equity Transactions

Disclosure in respect of share issuances made before July 30, 2012 has not been retrospectively restated to reflect the exchange ratio of 2.14506 in relation to the reverse acquisition.

During the year ended January 31, 2013:

i)

On October 12, 2012, the Company issued 14,000 shares at $0.50 per share for gross proceeds of $7,000. Subsequent to January 31, 2013, the Company amended the subscription price for these shares to $0.25 per share and, consequently, the Company issued an additional 14,000 shares for no additional consideration.

ii)

On September 24, 2012, the Company issued 200,000 units at $0.50 per unit for gross proceeds of $100,000. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.75 per share for a period of two years. Subsequent to January 31, 2013, the Company amended the subscription price for these units to $0.25 per unit and, consequently, the Company issued an additional 200,000 units for no additional consideration. Each additional unit consisted of one common share of the Company and one share purchase warrant exercisable into one share of common stock at an exercise price of $0.75 per share for a period of two years.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

iii)

On November 26, 2012, the Company issued 400,000 units at CDN$0.25 per unit for gross proceeds of $100,686 (CDN$100,000). Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.50 per share for a period of two years. The Company paid share issuance costs of $8,055 and was required to issue 32,000 share purchase warrants as finder’s fees in connection with this issuance. The finder’s fee warrants will be exercisable into common shares of the Company at $0.75 per share for a period of two years from the date of closing. These warrants were issued subsequent to January 31, 2013.

iv)	On November 24, 2012, the Company issued 400,000 common shares at CDN$0.25 per share for gross proceeds of $100,330 (CDN$100,000).

v)

On December 10, 2012, the Company issued 100,000 units at $0.25 per unit for gross proceeds of $25,000. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.50 per share for a period of two years. The Company paid share issuance costs of $2,000 and was required to issue 8,000 share purchase warrants as finder’s fees in connection with this issuance. The finder’s fee warrants will be exercisable into common shares of the Company at $0.75 per share for a period of two years from the date of closing. These warrants were issued subsequent to January 31, 2013.

vi)	On January 8, 2013, the Company issued 400,000 shares at $0.25 per share for gross proceeds of $100,000. There was share issuance cost of $8,000 in connection with this issuance.

vii)

As part of the acquisition agreement with Search By Headlines.com Corp., stockholders exchanged shares of Naked for shares of common stock in the capital of the Company at a ratio of 2.145060, where Naked stockholders received a total of 13.5 million common stock in the capital of the Company (Note 4).

viii)

On July 25, 2012, Naked awarded 147,062 Class E common shares, prior to the Acquisition, to consultants for work performed. Naked determined that the fair value on the grant date of these shares was $38,766 and recorded the entire amount as general and administration expense in the consolidated financial statements for the year ended January 31, 2013. The fair value of $0.25 per share was determined with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company.

ix)

On July 16, 2012, Naked issued 63,321 shares of Class E common stock fair valued at $15,486, in addition to $8,238 cash, to extinguish debt of $21,372. This resulted in a loss of $2,352. The fair value of $0.25 per share was determined with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company.

x)

On May 23, 2012, Naked granted 14,006 Class E common shares, prior to the Acquisition, to a director of the Company for director fees earned. Naked determined that the fair value on the grant date of these shares was $3,440 and recorded the entire amount as compensation expense in the financial statements for the year ended January 31, 2013. The fair value of $0.25 per share was determined with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

v)

v) Pursuant to a directors resolution dated May 11, 2011, certain directors and officers and a consultant of Naked were granted 1,860,320 Class E common shares as part of an incentive-based compensation package. These shares are transferrable but were subject to cancellation if certain company performance targets were not met. The performance target dates were over five years and were subject to an annual review whereby 20% of these shares could be cancelled at each annual review if the milestone had not been met. Upon completion of the Acquisition (Note 4), the cancellation provisions of these shares were no longer effective and the shares were no longer subject to performance milestones. Consequently, the fair value of these equity based awards was recorded as compensation expense in the amount of $195,036 in the financial statements for the year ended January 31, 2012. The fair value of CAD$0.10 per share (translated on the transaction date as US$0.105 per share) was determined by previous share offerings of the same or similar share classes.

vi)	Naked repurchased 5,100 Class D common shares from a former officer of the Company for $2 consideration. These shares were returned to the treasury and cancelled.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

vii)

Naked issued 50,000 Class C common shares at CAD$0.15 per share (translated on the transaction date as US$0.147 per share) for gross proceeds of $7,363. This transaction was the result of the exercising of 50,000 Class C warrants issued during the year ended January 31, 2011.

Shares to be Issued

Pursuant to an Investor Relations agreement dated December 6, 2012, the Company agreed to issue 15,000 common shares in exchange for services to be rendered. At January 31, 2013, these shares had not yet been issued. The Company determined that the fair value on the grant date of these shares was $3,750 and recorded the entire amount as compensation expense in the financial statements for the year ended January 31, 2013. The fair value of $0.25 per share was determined by reference to the price at which common shares were being sold in private placement offerings at or around the transaction date.

Stock Option Plan

In connection with the closing of the Acquisition (Note 4), the Company adopted the 2012 Stock Option Plan (the “Plan”), pursuant to which the Company may grant stock options to directors, officers, employees and consultants. The maximum number of shares reserved for issue under the plan is 5,400,000 shares.

The Plan is administered by the Company’s board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. Each option, upon its exercise, entitles the optionee to acquire one common share of the Company’s stock, upon payment of the applicable exercise price. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the year ended January 31, 2013 is presented below:

			Weighted
		Weighted	Average Grant
	Number of	Average	Date
	Shares	Exercise Price	Fair Value
Outstanding at January 31, 2012	-
Granted	1,885,000	$0.25	0.24

Outstanding at January 31, 2013	1,885,000	$0.25

Exercisable at January 31, 2013	668,728	$0.25	$0.24

At January 31, 2013, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

	Exercise		Expiry	Remaining
Number	Price		Date	Contractual Life
1,000,000	$0.25	(1)	July 30, 2022	9.50
285,000	$0.25	(2)	July 30, 2014	1.49
600,000	$0.25	(3)	October 9, 2017	4.69

1,885,000

(1)

The stock options vest over a period of two years from the grant date. At January 31, 2013 none of these options had vested and the Company had recognized stock based compensation expense of $63,276 in respect of these options. Remaining stock based compensation expense of $186,407 will be recognized over the remaining vesting term of these options.

(2)

These stock options vest over a period of two years from the grant date. At January 31, 2013, 68,728 of these options had vested and the Company had recognized stock based compensation expense of $14,389 in respect of these options during the year ended January 31, 2013. Remaining stock based compensation expense of $44,186 will be recognized over the remaining vesting term of these options.

(3)	These stock options had fully vested at October 31, 2012 and the Company had recognized stock based compensation expense of $140,603 in respect of these options during the year ended January 31, 2013.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At January 31, 2013, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is ($Nil) .

During the year ended January 31, 2013, the Company recognized a fair value of $238,268 of stock based compensation expense relating to the issuance of stock options in exchange for services and to the modification of warrants (2012: $260,031 related to the issuance of shares in exchange for services).

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Expected term of stock option (years) (1)	4.28
Expected volatility (2)	260.50%
Estimated stock price at date of issuance(3)	$0.25
Risk-free interest rate	0.55%
Dividend yields	0.00%

(1) As the Company has insufficient historical data on which to estimate the expected term of the options, the Company has elected to apply the short-cut method to determine the expected term under the guidance of Staff Accounting Bulletin No. 110 (“SAB 110”).

(2) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(3) The estimated stock price of $0.25 per share was determined with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company. This was considered to be the most appropriate basis on which to estimate the fair value of the Company’s stock as, at the time of the transaction, the Company’s stock was not being traded on an active market.

Share Purchase Warrants

At January 31, 2013, the Company had 2,162,506 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
214,506	$0.75	July 30, 2014
498,000	$0.25	August 10, 2014
500,000	$0.50	August 10, 2014
200,000	$0.75	September 24, 2014
400,000	$0.50	November 26, 2014
100,000	$0.50	December 10, 2014
150,000	$0.25	August 10, 2015
100,000	$0.50	August 10, 2015

2,162,506

A summary of the Company’s share purchase warrants outstanding is presented below:

			Weighted
	Number of		Average
	Warrants		Exercise Price
Outstanding at January 31, 2011	350,000	CAD	$0.15
Granted	100,000	CAD	$0.75
Exercised	(50,000)	CAD	$0.15
Expired	(300,000)	CAD	$0.15
Outstanding at January 31, 2012	100,000	CAD	$0.75
Cancelled	(100,000)	CAD	$0.75
Re-issued pursuant to the Acquisition (Note 3)	214,506	USD	$0.75
Issued	1,948,000	USD	$0.44

Outstanding at January 31, 2013	2,162,506	USD	$0.47

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

13.         Income Taxes

The reconciliation of income tax provision computed at statutory rates to reported income tax provision is as follows:

January 31,	2013	2012
	34%	13.5%
Loss for the year	$(1,332,996)	$(550,484)

Expected income tax recovery	(453,200)	(74,300)
Effect of change in tax rates	(132,800)	-
Non-deductible expenses	84,700	-
Impact of reverse acquisition and emigration on tax assets	300,200	-
Change in valuation allowance	201,100	74,300

Total income tax expense	$-	$-

Significant components of the Company’s net deferred tax assets at January 31, 2013 and 2012:

January 31,	2013	2012

Temporary differences relating to:
Net operating loss carry forwards	$309,800	$93,000
Incorporation costs and Intangible assets	(15,100)	600
	294,700	93,600
Valuation allowance	(294,700)	(93,600)

Net deferred taxes	$-	$-

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting. The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets. Since the Company has had cumulative net operating losses since inception, the ability to use forecasted future earnings is diminished. As a result, the Company concluded a full valuation allowance against the net deferred tax asset was appropriate. At January 31, 2013 and 2012 the total change in valuation allowance was $201,100 and $74,300, respectively.

The increase in statutory tax rates in the income tax provision is a result of the Company emigrated from Canada to the USA on re-capitalization of the Company on July 27, 2012. See Note 4.

At January 31, 2013, the Company had accumulated net operating losses in Canada totaling approximately $528,000, which may be available to reduce taxable income in Canada in future taxation years. At January 31, 2013, the Company had accumulated net operating losses in USA totaling approximately $385,000, which may be available to reduce taxable income in the United States in future taxation years. Unless previously utilized, these net operating losses will begin to expire in 2025.

Naked Brand Group Inc. (formerly Search by Headlines.com Corp.)

Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company files income tax returns in the United States and Canada. All of the Company’s tax returns are subject to tax examinations until the respective statute of limitations. The Company currently has no tax years under examination. The Company’s tax filings for the years 2010 to 2013 remain open to examination.

Based on management’s assessment of ASC Topic 740 Income Taxes, the Company does not have an accrual for uncertain tax positions as of January 31, 2013 and 2012. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

14.         Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have an adverse affect on the Company’s business.

For the year ended January 31, 2013, the Company had concentrations of sales with Customer A equal to 55.3% (2012: 0%). As at January 31, 2013 the accounts receivable balance for Customer A was $325,530 (2012: $nil) which was received in full subsequent to the year end.

For the year ended January 31, 2012, the Company had concentrations of sales with Customer B equal to 22.8% of total revenues. As at January 31, 2012 there were no outstanding receivables from this customer.

15.         Commitments

The Company entered into a binding Memorandum of Understanding (“MOU”) dated October 9, 2012 pursuant to which the Company will pay $5,000 per month effective September 1, 2012 for consulting services, for a two year period. The Company also granted 600,000 stock options, each exercisable into one common share of the Company at $0.25 per share until October 9, 2017.

16.         Subsequent Events

On April 19, 2013, the Company sold an aggregate of 2,093,000 shares of common stock at a price of $0.25 per share for gross proceeds of $523,250. In connection with the foregoing private placement, the Company issued 106,440 warrants to five finders. Each warrant is exercisable into one share of common stock of the Company at an exercise price of $0.75 per share for a period of two years.

On May 6, 2013, the Company sold 1,000,000 shares of common stock at a price of $0.25 per share for gross proceeds of $250,000 to be received in four tranches as follows:

(i)	$50,000 payable on closing of the Financing (the “Closing”);

(ii)	$50,000 payable on or before the date which is five months from the Closing (the “First Tranche”);

(iii)	$50,000 payable on or before the date which is ten months from the Closing (the “Second Tranche”); and

(iv)	the remaining $100,000 payable on or before the date which is one year from the Closing (the “Final Tranche”)

In connection with this financing, the Company entered into an escrow pursuant to which the 800,000 shares being issued in connection with the First Tranche, the Second Tranche and the Final Tranche will be placed in escrow until the Company receives full payment for such shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 5, 2013, the Board of Directors of our company dismissed BDO USA, LLP as its independent registered public accounting firm. On April 5, 2013, we engaged BDO CANADA LLP as our independent registered public accounting firm. The Board of Directors of our company approved the dismissal of BDO USA, LLP and the engagement of BDO CANADA LLP as its independent registered public accounting firm.

BDO USA, LLP’s report on our company’s financial statements for the fiscal years ended January 31, 2012 and January 31, 2011 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our company’s fiscal years ended January 31, 2012 and January 31, 2011 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with BDO USA, LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of BDO USA, LLP, would have caused BDO USA, LLP to make reference to the subject matter of the disagreement in connection with its report.

During our company’s fiscal years ended January 31, 2012 and January 31, 2011 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During our company’s fiscal years ended January 31, 2012 and January 31, 2011 and in the subsequent interim period through the date of appointment of BDO Canada LLP on April 5, 2013, we have not consulted with BDO Canada LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has BDO Canada LLP provided our company a written report or oral advice that BDO Canada LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, our company has not consulted with BDO Canada LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, concluded that, as at January 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer and our chief financial officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient staffing resources resulting in inadequate review procedures;

(iii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines;

(iv)	lack of independent directors and audit committee;

(v)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and

(vi)	lack of a written whistle-blower policy.

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

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-K. Such remediation activities include the following:

(i)	establishing an independent audit committee as additional board members are retained;

(ii)	obtaining a qualified VP Finance to assist in the preparation of our public filings and assist on accounting matters; and

(iii)	updating the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be delayed or adversely affected in a material manner.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of January 31, 2013 due to the above-noted material weaknesses.] The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this annual report, there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at May 16, 2013, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joel Primus	President, CEO and Director	26	July 30, 2012
Alex McAulay	CFO, Treasurer, Secretary and Director	29	July 30, 2012

Our officers’ remain in their respective position until termination or resignation.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Joel Primus

Joel Primus is the President, CEO and a director of our company and was previously the President, CEO, founder and a director of Naked. While only 26, Mr. Primus preceded his business activities with a successful athletic career. During his amateur running career, Mr. Primus was selected for three national teams and represented Canada at the World Youth Championships. Mr. Primus was also an Athlete Liaison to Canadian Sport Centre Pacific in addition to sitting in on the board with Volunteer Abbotsford. He was awarded a full scholarship to High Point University in North Carolina where he made the Dean’s list and won the student athlete award. When an unfortunate accident ended Mr. Primus’ running career, international travel in Central and South America inspired Mr. Primus to form the Project World Citizen Society, a non-profit society that aims to assist communities in the developing world that are struggling with social injustices. The organization currently works out of Ghana and Mr. Primus sits as the Co-Chair on its board of directors. His travels in South America also inspired Mr. Primus to found Naked. During the start-up phase for Naked, which started in September 2008, Mr. Primus worked as an advertising consultant for the Black Press Group Ltd. (the Abbotsford News), a Canadian privately owned publisher of newspapers, from November 2009 to April 2010. From April 2010 to June 2010, Mr. Primus was employed at Altitude Search Marketing where he handled business development. From September 2008 to October 2009, Mr. Primus operated the Sapera magazine. In promotion of Naked, Mr. Primus has appeared on CBC’s Dragons Den three times in addition to Entertainment Tonight Canada, E Talk Daily Canada, Urban Rush, Shaw’s The Express and The Fanny Kiefer Show.

We believe Mr. Primus is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

Alex McAulay, C.A.

Alex McAulay is the CFO, Treasury, Secretary and a director of our company and has served as an officer of Naked since 2010. Prior to this, Mr. McAulay worked at MNP LLP, a chartered accountancy firm, for approximately four years, two of which were summer internships (2006 and 2007). He worked at MNP LLP as an articled student prior to receiving his designation as a Chartered Accountant. Mr. McAulay became a registered Chartered Accountant with the British Columbia Institute of Chartered Accountants in 2011. He received his Bachelors of Business Administration from the University of the Fraser Valley in 2008. At MNP LLP, Mr. McAulay practiced in a wide variety of areas including advisory, tax, and assurance work.

Mr. McAulay has extensive governance experience. Mr. McAulay served as an elected official from 2002-2005 on the Chilliwack School Board, which in the last year of his term had an 84 million dollar budget. He also served on the Board of trustees of the University of the Fraser Valley which had an 84 million dollar budget in the last year of his term on the Board. For the past three years he has served on the Board of Directors for Chilliwack Community Services of which he served as President for a term. In 2012, Mr. McAulay was awarded Young Distinguished Alumni award from the University of the Fraser Valley.

We believe Mr. McAulay’s is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and promoters have not been involved in any of the following events during the past ten years:

(1) a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) a conviction in a criminal proceeding or named in a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) any Federal or State securities or commodities law or regulation; or

(ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that while we have a board member, Alex McAulay, that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, we do not have a board member that qualifies as "independent" as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Nomination Procedures For Appointment of Directors

As of May 16, 2013, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by one individual: Joel Primus. We have determined that the leadership structure of our board of directors is appropriate, especially given the early stage of our development and the size of our company. Our board of directors provides direct oversight of our risk exposure regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

Code of Ethics

Due to our limited number of executive officers and the fact that we have not commenced any material business operations we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions. We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joel Primus	nil	nil	nil
Alex McAulay	nil	nil	nil

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the two years ended January 31, 2013 and January 31, 2012. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Joel Primus (3) President, CEO and Director	2013 2012	50,163 30,066	Nil Nil	Nil 172,107	74,904 Nil	Nil Nil	Nil Nil	$1,570 Nil	126,637 202,173
Alex McAulay (3) Treasurer, CFO, Secretary and Director	2013 2012	53,242 26,057	Nil Nil	Nil 54,209	174,779 Nil	Nil Nil	Nil Nil	Nil Nil	228,021 80,266

(1)

For a description of the methodology and assumptions used in valuing the stock awards granted to our named executive officers and directors during the year ended January 31, 2012, please review Note 12 to the consolidated financial statements included herein.

(2)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended January 31, 2013 and 2012, please review Note 12 to the consolidated financial statements included herein. Option awards shown here represent the aggregate grant date fair value of all options granted.

(3)	All salaries are paid in Canadian dollars.
(4)	Compensation paid in Canadian dollars is stated in United States dollars based on an exchange rate of 1.0022 US dollars for each Canadian dollar.

Compensation Discussion and Analysis

Prior to the closing of the acquisition agreement, the compensation agreements between Naked and Messrs. Primus and McAulay were unwritten. From incorporation until the execution of the employment agreement described below, Mr. Primus received a salary of CDN$30,000 per year. Mr. McAulay received a salary of CDN$24,000 per year from March 1, 2011 to September 1, 2011, CDN$30,000 per year from September 1, 2011 to June 1, 2012 and CDN$65,000 from June 1, 2012 until the execution of the employment agreement described below. In connection with the closing of the acquisition agreement, we entered into employment agreements with each of Joel Primus and Alex McAulay.

During the year ended January 31, 2012, Naked issued 1,641,620 Class E common shares to Mr. Primus and 517,064 Class E common shares to Mr. McAulay as part of an incentive-based compensation package and for management services rendered.

Pursuant to the employment agreement with Mr. Primus, we have agreed to employ Mr. Primus as President and CEO of the company in consideration for compensation of CDN$65,000 per year, to be reviewed annually or upon completion of a subsequent financing by our company. We will reimburse Mr. Primus for expenses he incurs in connection with his employment with our company, including for fashion industry related expenses. Mr. Primus may be remunerated by equity awards, including stock option grants and will be eligible for a bonus annually based on criteria set out in the employment agreement. Mr. Primus will be entitled to participate in any benefit plans we may adopt, including those that provide medical and dental benefits, disability benefits and life insurance benefits, which benefits will terminate on the date Mr. Primus’ employment with our company ceases for any reason. As of the date of this Annual Report, we do not have any such benefit plans in place, however we have agreed to compensate Mr. Primus for the reasonable cost of any such plans he may obtain privately.

In the event of his death or disability, Mr. Primus or his estate, as applicable, will be entitled to payment of any unpaid salary, reimbursement of any unreimbursed expenses and proceeds from any insurance policies we may provide to Mr. Primus. If within 120 days of the occurrence of a change of control of our company, Mr. Primus resigns or we terminate Mr. Primus for any reason other than just cause, Mr. Primus will be entitled to receive severance in an amount equal to twelve months’ salary, and any stock options granted to Mr. Primus that have not vested will vest immediately and be immediately exercisable. If at any time we terminate Mr. Primus for any reason other than just cause, Mr. Primus will be entitled to receive the same severance he would be entitled to in connection with a change of control, as described above. Mr. Primus will not be entitled to receive any severance in the event he is terminated for just cause. Mr. Primus’ employment agreement shall continue indefinitely, subject to the termination provisions set out in the agreement.

Pursuant to the employment agreement with Mr. McAulay, we have agreed to employ Mr. McAulay as CFO of the company in consideration for compensation of CDN$65,000 per year, to be reviewed annually. We will reimburse Mr. McAulay for expenses he incurs in connection with his employment with our company, including for fashion industry related expenses and payment of annual fees necessary to maintain his Chartered Accountant designation. Mr. McAulay may be remunerated by equity awards, including stock option grants and will be eligible for a bonus annually based on criteria set out in the employment agreement. Mr. McAulay will be entitled to participate in any benefit plans we may adopt, including those that provide medical and dental benefits, disability benefits and life insurance benefits, which benefits will terminate on the date Mr. McAulay’s employment with our company ceases for any reason. As of the date of this Annual Report, we do not have any such benefit plans in place, however we have agreed to compensate Mr. McAulay for the reasonable cost of any such plans he may obtain privately.

In the event of his death or disability, Mr. McAulay or his estate, as applicable, will be entitled to payment of any unpaid salary, reimbursement of any unreimbursed expenses and proceeds from any insurance policies we may provide to Mr. McAulay. If within 120 days of the occurrence of a change of control of our company, Mr. McAulay resigns or we terminate Mr. McAulay for any reason other than just cause, Mr. McAulay will be entitled to receive severance in an amount equal to twelve months’ salary, and any stock options granted to Mr. McAulay that have not vested will vest immediately and be immediately exercisable. If at any time we terminate Mr. McAulay for any reason other than just cause, Mr. McAulay will be entitled to receive the same severance he would be entitled to in connection with a change of control, as described above. Mr. McAulay will not be entitled to receive any severance in the event he is terminated for just cause. Mr. McAulay’s employment agreement shall continue indefinitely, subject to the termination provisions set out in the agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2013:

	Option awards					Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joel Primus President, CEO and Director	Nil	300,000	Nil	$0.25	July 30, 2022	Nil	Nil	Nil	Nil
Alex McAulay Secretary, Treasurer, CFO and Director	Nil	700,000	Nil	$0.25	July 30, 2022	Nil	Nil	Nil	Nil

(1) The stock options are vesting over a period of two years from the grant date and vest as to 50% on July 30, 2013 and 50% on July 30, 2014.

We do not currently have any plans in place that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. For a description of the material terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer's responsibilities following a change in control, see above under the heading “Summary Compensation Table – Narrative Disclosure”.

Directors Compensation

The following table provides information concerning the compensation of directors of our company for our last completed fiscal year, for whom information has not been disclosed above under the heading “Summary Compensation Table”:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bennett Coles (1)	8002)	3,500(3)	Nil	Nil	Nil	Nil	4,300
Jimmy Geiskopf(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Coles was formerly a director of Naked but ceased to be a director of Naked upon completion of the merger described in this annual report.
(2)	Mr. Coles was paid $100 for each board meeting he attended, for a total of $800.
(3)	In August 2012, Mr. Coles was granted 14,006 bonus shares as partial compensation for his services as a director.
(4)	Mr. Geiskopf resigned as a director and from all officer positions with our company in connection with the closing of the acquisition agreement.

Narrative Disclosure

Each of our current directors is also a named executive officer. We do not intend to pay them any additional compensation for serving as directors.

Golden Parachute Compensation

For a description of the terms of any agreement or understanding, whether written or unwritten, between our company and any officer or director concerning any type of compensation, whether present, deferred or contingent, that will be based on or otherwise will relate to an acquisition, merger, consolidation, sale or other type of disposition of all or substantially all assets of our company, see above under the heading “Compensation Discussion and Analysis”.

Outstanding Equity Awards at Fiscal Year-End of Directors

We had no unexercised options, stock that had not vested or equity incentive plan awards outstanding to our directors who are not executive officer as of the end of our last completed fiscal year.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at May 16, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Joel Primus President, CEO and Director#302 – 33184 George Ferguson Way Abbotsford, BC V2S 2L5 Canada	Common Stock	4,859,614 (3)	15%
Alex McAulay Treasurer, Secretary, CFO and Director 36412 Country PL Abbotsford, BC V3G 1M2 Canada	Common Stock	967,288(4)	3%
Directors and Officers as a group (2 individuals)	Common Stock	5,826,902(5)	18%
James P. Geiskopf 3250 Oakland Hills Court Fairfield, CA 94534 USA	Common Stock	2,286,000	7%
5% shareholder (1 individual)	Common Stock	2,286,000	7%

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 31,829,000 shares of our common stock issued and outstanding as of May 16, 2013.

(3)	Excludes 300,000 options to acquire shares of our common stock at a price of $0.25 per share, which are not exercisable within 60 days of this report.

(4)	Excludes 700,000 options to acquire shares of our common stock at a price of $0.25 per share, which are not exercisable within 60 days of this report.

(5)	Excludes an aggregate of 1,000,000 options to acquire shares of our common stock at a price of $0.25 per share, which are not exercisable within 60 days of this report

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

There were no other transactions with related parties in which the registrant was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

Corporate Governance

Director Independence

We currently act with two directors consisting of Joel Primus and Alex McAulay, both of whom are not independent as defined by Rule 4200(a)(14) of the FINRA Rules. Mr. Primus is our president and chief executive officer and Mr. McAulay is our treasurer, chief financial officer and secretary.

Audit Committee

Our board of directors acts as our audit committee. As of this date, all of our current directors are members of our audit committee.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee, and none of our executive officers has served as a director or member of the compensation committee of any other entity whose executive officers served on our board of directors or compensation committee.

Transactions with Independent Directors

We are a relatively new company with small enterprise revenues and systems. As such, in order to remain entrepreneurial in nature, both Joel Primus and Alex McAulay are part of key management and are also directors of our company. As such, we have determined that we currently have no independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2013 and for fiscal year ended January 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

BDO Canada LLP

	Year Ended January 31,
	2013	2012
Audit Fees	$39,000	$Nil
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$39,000	$Nil

The fees included above to BDO Canada LLP during the year ended January 31, 2013 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K during the year ended January 31, 2013.

BDO USA, LLP

	Year Ended January 31,
	2013	2012
Audit Fees	$63,746	$45,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$63,746	$45,000

The fees paid to BDO USA, LLP during the year ended January 31, 2013 related to the review of the Company’s interim consolidated financial statements filed on Form 10-Q during the year ended January 31, 2013.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Canada LLP and BDO USA LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP and BDO USA LLP’s independence

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on December 8, 2006)

10.1

Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on March 1, 2012)

10.2

Loan Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)

10.3

General Security Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)

10.4

Addendum to Loan Agreement dated April 4, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)

10.5

Second Addendum to Loan Agreement dated April 11, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)

10.6

Third Addendum to Loan Agreement dated May 7, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8- K, as filed with the Commission on May 8, 2012)

10.7

Fourth Addendum to Loan Agreement dated June 13, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8- K, as filed with the Commission on June 14, 2012)

10.8

Fifth Addendum to Loan Agreement dated July 6, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8- K, as filed with the Commission on July 11, 2012

10.9	Form of $0.05 Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 1, 2012)

10.10	Form of $0.25 Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 1, 2012)

10.11

Form of Pooling Agreement among our company and certain former shareholders of Naked Boxer Brief Clothing Inc., dated June 27, 2012 (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 1, 2012)

10.12	Employment Agreement with Joel Primus dated July 30, 2012 (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 1, 2012)

10.13	Employment Agreement with Alex McAulay dated July 30, 2012 (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 1, 2012)

10.14	2012 Stock Option Plan (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 1, 2012)

10.15	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 1, 2012)

10.16	Agency and Interlender Agreement dated August 10, 2012 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)

10.17	Security Agreement dated August 10, 2012 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)

10.18	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)

10.19	Form of Warrant Subscription Agreement (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on August 22, 2012)

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

10.22	Consulting Agreement with George Creative Consultants Inc. dated February 1, 2012

10.23	Consulting Agreement with Kosick Communications Ltd. dated February 1, 2012 (incorporated by reference from our current report on Form 8-K/A as filed with the Commission on November 5, 2012)

10.24	Form of Warrant Agreement

21.1	Subsidiaries of Naked Brand Group Inc. Naked Inc. (incorporated under the federal laws of Canada)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alex McAulay

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Alex McAulay

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:

/s/ Joel Primus
Joel Primus, President, Chief Executive Officer
and Director
(Principal Executive Officer)
Dated: May 16, 2013

By:

/s/ Alex McAulay
Alex McAulay, Treasurer, Chief Financial
Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 16 , 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Joel Primus
Joel Primus, President, Chief Executive Officer
and Director
(Principal Executive Officer)
Dated: May 16 , 2013

/s/ Alex McAulay
Alex McAulay, Treasurer, Chief Financial
Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 16, 2013