Form 10-Q
period 2013-04-30
NAKED BRAND GROUP INC.
filed 2013-06-19
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,904,000 common shares issued and outstanding as of June 19, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim condensed consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

These condensed consolidated financial statements have been prepared by our management and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of the interim periods presented. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with our annual audited consolidated financial statements for the year ended January 31, 2013.

Naked Brand Group Inc.
Condensed Consolidated Financial Statements
For the Quarterly Period Ended April 30, 2013 and 2012

Naked Brand Group Inc.

Condensed Consolidated Balance Sheets
(Expressed in US Dollars) (Unaudited)

	April 30	January 31,
As of	2013	2013

ASSETS
Current assets
Cash	$106,548	$43,780
Accounts receivable, net of allowance for doubtful accounts of $5,589 and $4,899, respectively (Note 5)	109,603	404,713
Inventory (Note 6)	477,138	236,150
Prepaid expenses	125,407	47,148

Total current assets	818,696	731,791

Equipment, net (Note 7)	2,201	1,842
Intangible assets, net (Note 8)	50,320	55,414
Deferred financing fees (Note 10)	175,153	198,538

TOTAL ASSETS	$1,046,370	$987,585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities (Note 9)	$299,674	$306,467
Related party payables (Note 9)	-	13,916
Convertible promissorry notes (Note 10)	486,475	483,950

TOTAL LIABILITIES	786,149	804,333

Commitments

STOCKHOLDERS' EQUITY
Common stock (Note 11)
Authorized 100,000,000 common shares, par value $0.001 per share (January 31, 2013: 100,000,000 common shares, par value $0.001 per share) Issued and outstanding 30,829,000 common shares (January 31, 2013: 28,522,000)	30,829	28,522
Common stock to be issued (Note 11)	154,162	3,750
Accumulated paid-in capital	2,965,515	2,158,151
Accumulated deficit	(2,884,040)	(2,000,926)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity	260,221	183,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,046,370	$987,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.

Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars) (Unaudited)

Three months ended April 30,	2013	2012

Net sales (Note 12)	$93,566	$26,122

Cost of sales	61,900	7,460

Gross profit	31,666	18,662

Operating Expenses
General and administrative expenses	623,589	187,203
Foreign exchange	9,419	(1,555)

Total operating expenses	633,008	185,648

Operating loss	(601,342)	(166,986)

Other income (expense)
Interest (Note 10)	(17,245)	(2,672)
Finance charges (Notes 5, and 10)	(24,849)	(2,235)
Miscellaneous income	2	19

Total other income (expense)	(42,092)	(4,888)

Net loss	$(643,434)	$(171,874)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Other comprehensive income (expense)
Foreign currency translation adjustments, net of tax	$-	$(3,459)

Comprehensive loss	$(643,434)	$(175,333)

Weighted average shares used in computing basic and diluted net loss per share	28,944,191	13,018,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in US Dollars) (Unaudited)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)	(Deficiency)
Balance - January 31, 2011	3,000,200	$222,153	$-	$-	$(140,259)	$3,407	$85,301
Issuance of common stock, Class C, net	50,000	7,363	-	-	-	-	7,363
Repurchase and cancellation of Class D shares, net	(5,100)	(2)	-	-	-	-	(2)
Issuance of common stock, Class E, as stock compensation	2,580,820	271,889	-	-	-	-	271,889
Issuance of common stock, Class F, net	443,331	137,569	-	-	-	-	137,569
Forgiveness of related party payable	-	-	-	-	22,813	-	22,813
Changes in foreign currency translation gains and losses	-	-	-	-	-	(12,879)	(12,879)
Net loss	-	-	-	-	(550,484)	-	(550,484)
Balance - January 31, 2012	6,069,251	$638,972	$-	$-	$(667,930)	$(9,472)	$(38,430)
Issuance of common stock for services, Class E, net	161,068	42,206	-	-	-	-	42,206
Issuance of common stock for extinguishment of debt, Class E, net	63,321	15,486					15,486
Exchange of shares	7,206,360	(683,164)	683,164	-	-	-	-
Acquisition of Search by Headlines.com Corp.	13,508,000	13,508	602,783	-	-	-	616,291
Modification of share purchase warrants	-	-	20,000	-	-	-	20,000
Finders fee	-	-	(34,951)	-	-	-	(34,951)
Private placement - at $0.50	214,000	214	106,786	-	-	-	107,000
Private placement - at $0.25	1,300,000	1,300	324,716	-	-	-	326,016
Offering costs	-	-	(21,055)	-	-	-	(21,055)
Issuance of detachable warrants	-	-	20,940	-	-	-	20,940
Agent's warrants - convertible promissory notes	-	-	237,500	-	-	-	237,500
Stock based compensation	-	-	218,268	3,750	-	-	222,018
Changes in foreign currency translation gains and losses	-	-	-	-	-	3,227	3,227
Net loss	-	-	-	-	(1,332,996)	-	(1,332,996)
Balance - January 31, 2013	28,522,000	$28,522	$2,158,151	$3,750	$(2,000,926)	$(6,245)	$183,252
Shares issued pursuant to private placement repricing	214,000	214	239,466	-	(239,680)	-	-
Private placements (Note 11 (ii))	2,093,000	2,093	521,157	50,000	-	-	573,250
Offering costs	-	-	(26,610)	-	-	-	(26,610)
Shares to be issued for services rendered	-	-	-	100,412	-	-	100,412
Stock based compensation	-	-	73,351	-	-	-	73,351
Net loss	-	-	-	-	(643,434)	-	(643,434)
Balance, April 30, 2013	30,829,000	$30,829	$2,965,515	$154,162	$(2,884,040)	$(6,245)	$260,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.

Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars) (Unaudited)

Three months ended April 30,	2013	2012

Cash flows from operating activities
Net loss	$(643,434)	$(171,874)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	760	-
Depreciation and amortization	5,241	953
Amortization of deferred financing fees	23,385	-
Accretion of debt discount	2,525	-
Stock based compensation	73,351	-
Shares to be issued for services	100,412	-
Unrealized foreign exchange	5,896	-
Increase (decrease) in cash resulting from change in:
Accounts receivable	288,653	6,829
Prepaid expenses	(79,212)	(22,631)
Inventory	(243,976)	(28,188)
Accounts payable	(3,258)	30,795
Net cash used in operating activities	(469,657)	(184,116)

Cash flows from investing activities
Acquisition of intangible assets	-	(35,027)
Purchase of property, plant, and equipment	(505)	-
Net cash used in investing activities	(505)	(35,027)

Cash flows from financing activities
Proceeds from share issuance	523,250	-
Offering costs	(26,610)	-
Advances from Search by Headlines.com Corp prior to the merger	-	175,000
Advances (repayments) of related party payables	(13,710)	3,977
Proceeds from share subscriptions received	50,000	-
Net cash provided by financing activities	532,930	178,977

Effect of exchange rate changes on cash	-	(1,770)

Net increase (decrease) in cash and cash equivalents	62,768	(41,936)
Cash at beginning of the period	43,780	50,356
Cash at end of the period	$106,548	$8,420

Cash paid during the period for:
Interest	$14,247	$527
Taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As at April 30, 2013, the Company had not yet achieved profitable operations, had a working capital deficiency, is in default with respect to certain loan agreements and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt to existing shareholders. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

Reporting Currency and Foreign Currency

Since the date of the reverse acquisition, the functional currency of the Company has been the US dollar. Transaction amounts denominated in foreign currencies are translated into their US dollar equivalents at exchange rates prevailing at the transaction dates. Foreign currency gains and losses on transactions or settlements are recognized in the consolidated statement of comprehensive loss.

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

These condensed consolidated financial statements have been presented in US dollars, which is the Company’s reporting currency. Prior to the change in functional currency, and for the year ended January 31, 2012, financial statements of foreign operations for which the functional currency is the local currency are translated into US dollars with assets and liabilities translated at the current rate on the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of April 30, 2013 and 2012, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

for the three months ended April 30,	2013	2012

United States	$50,930	$11,823
Canada	42,636	14,299

	$93,566	$26,122

At April 30, 2013 and January 31, 2013 substantially all of the Company’s long-lived assets were located in Canada.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

2.               Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ended January 31, 2014.

The consolidated balance sheet at January 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its annual report on Form 10-K for the year ended January 31, 2013.

Comparative Figures

Certain comparative figures have been reclassified to conform to the current year's presentation. The Company reclassified the presentation of related party advances from operating activities to financing activities on the consolidated statements of cash flows. This had an effect of increasing net cash flows used in operating activities by $3,977 and increasing net cash provided by financing activities by $3,977. Also, the Company determined that inventory adjustments should be presented as a component of cost of sales on the statement of comprehensive loss.  Previously, the Company had presented these amounts as a component of general and administrative expenses.  This had an effect of increasing gross profit by $2,479 and increasing general and administrative and total operating expenses by $2,479. These revisions did not have an impact on the net change in cash or on the reported operating loss, net loss or comprehensive loss for the three months ended April 30, 2012.

3.               Earnings Per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period. Because the Company is in a net loss position, it has excluded stock options and warrants from the calculation of diluted net loss per share because their effect is anti-dilutive for all periods presented.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the three months ended April 30, 2013 and 2012, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt, as their effect is anti-dilutive.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

Net loss per share was determined as follows:

Three months ended April 30,	2013	2012
Numerator
Net loss	$(643,434)	$(171,874)
Denominator
Weighted average common shares outstanding	28,944,191	13,018,887
Basic and diluted net loss per share	$(0.02)	$(0.01)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	4,661,946	214,506
Convertible debt	666,667	-
	5,328,613	214,506

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

The Company’s assets, liabilities and results of operations have been included in these condensed consolidated financial statements from July 30, 2012, the date of the Acquisition.

For accounting purposes, the transaction is reflected as a recapitalization of Naked and consideration for the Acquisition was deemed to be the book value of the net assets of the Company acquired on July 30, 2012, which approximates their fair values. The net identifiable assets of the Company at the date of the Acquisition were as follows:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

Cash & receivable	$386,790
Accounts payable and advances payable	(108,789)
Due to a related party	(44,843)

Net assets acquired	$233,158

The carrying value of the net assets acquired was credited to the share capital of the combined entity. $375,000 in advances made to Naked in conjunction with the Acquisition, plus $8,133 in accrued interest, was debited against net assets as this was included in the portion of proceeds. In addition, acquisition costs of $34,951 paid were recorded as a charge against the equity of Naked balance sheets for the continuing entity at their historical carrying values and these condensed consolidated financial statements are presented as a continuation of Naked.

5.               Accounts Receivable

On October 6, 2011, the Company entered into a factoring agreement with Liquid Capital Exchange Corp (“the factor”) whereby it sells select accounts receivable with recourse. The factor purchases eligible accounts receivable at a discount of 3.75% and is further discounted by 1/8 of 1% if the number of days elapsed from the date of purchase of the receivable exceeds 28 days. The Company bears the risk of credit loss on the receivables at all times. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets. Factor expense charged to operations for the three months ended April 30, 2013 was $Nil (2012 - $2,235), recorded as finance charges on the consolidated statement of comprehensive loss.

Under the terms of the agreement, the factor may make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests.

On July 26, 2012, the Company terminated the factoring agreement and bought back all amounts outstanding under the factoring agreement. Pursuant to the termination of the factoring agreement, the Company was released from the corresponding general security agreement. As of April 30, 2013 and January 31, 2013, the amount of the factored receivables was $Nil.

6.               Inventory

Inventory of the Company consisted of the following at April 30, 2013 and January 31, 2013:

	April 30,	January 31,
	2013	2013

Finished goods	$268,309	$115,709
Raw materials	208,829	120,441

Total inventory	$477,138	$236,150

Balances are recorded at historical cost, less amounts for potential declines in value.

Management has determined that no inventory write down or reserve is required as at April 30, 2013 and January 31, 2013.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

7.               Property and Equipment

Property and equipment of the Company consisted of the following at April 30, 2013 and January 31, 2013:

	April 30,	January 31,
	2013	2013

Furniture & equipment	$1,380	$1,380
Computer equipment	4,060	3,554

Less: Accumulated depreciation	(3,239)	(3,092)

	$2,201	$1,842

Depreciation expense for the three months ended April 30, 2013 and 2012 was $147 and $329, respectively.

8.               Intangible Assets

Intangible assets of the Company consisted of the following at April 30, 2013 and January 31, 2013:

		January 31,	Useful life
	April 30, 2013	2013	(Years)

Trade Names/Trademarks	$23,212	$23,212	Indefinite
Website	40,657	40,657	2

Less: accumulated amortization	(13,549)	(8,455)

	$50,320	$55,414

Amortization expense for three months ended April 30, 2013 and 2012 was $5,094 and $624, respectively.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

9.               Related Party Payables

At January 31, 2013, the Company had advances from shareholders in the amount of $13,916. All shareholder advances were unsecured and payable on demand. At April 30, 2013, all advances from shareholders had been repaid. The table below summarizes the balance and interest rate of each advance at April 30, 2013 and January 31, 2013:

	April 30,	January 31,
	2013	2013

Advance, bearing interest at 19.50% per annum	$-	$9,603
Advance, non-interest bearing	-	4,313
		13,916
Less: current portion	-	(13,916)

	$-	$-

During the three months ended April 30, 2013 and 2012, the Company incurred interest expense on the shareholder advances of $Nil and $788, respectively.

At April 30, 2013, included in accounts payable and accrued liabilities is $306 (January 31, 2013: $Nil) owing to directors and officers of the Company for reimbursement of expenses incurred on behalf of the Company.

10.             Convertible Promissory Notes

	April 30,	January 31,
	2013	2013

Convertible promissory notes payable, bearing interest at 12%
per annum, due August 16, 2014.	$500,000	$500,000
Less: debt discount	(13,525)	(16,050)
	486,475	483,950
Less: current portion	(486,475)	(483,950)
	$-	$-

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

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

Funds advanced under the loan are restricted for inventory and accounts receivable whereby we can fund up to 90% of the Company’s accounts receivable and inventory. “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

At April 30, 2013, the Company’s borrowing base was in compliance with this margin. However, during the year ended January 31, 2013, the Company’s borrowing was in excess of this margin and, these Notes entered into default. As a result, the Notes remain in default, are due on demand and we are unable to obtain further advances under this loan arrangement until we are able to obtain a notice of waiver from the Lenders. As such, these notes have been presented within current liabilities and will continue to be presented as a current liability until such time as the Company has received such waiver. This could impair the Company’s ability to obtain additional access to alternate funding sources.

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which is being amortized using the effective interest method over the term of the Notes. During the three months ended April 30, 2013 and 2012, the Company recorded interest expense of $2,525 and $Nil, respectively, in respect of the accretion of this discount and $14,247 and $Nil, respectively, in interest in respect of these Notes.

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-lenders as follows: (i) 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”), of which 448,000 are exercisable into common shares of the Company at $0.25 per share for a period of two years and 500,000 are exercisable into common shares of the Company at $0.50 per share for a period of two years; and (ii) 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”), of which 125,000 Bridge Loan Warrants are exercisable into common shares of the Company at $0.25 per share for a period of three years and 75,000 Bridge Loan Warrants are exercisable into common shares of the Company at $0.50 per share for a period of three years. The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and is being amortized to income over the term of the Notes using the effective interest method. During the three months ended April 30, 2013 and 2012, the Company had recorded financing expense of $23,385 and $Nil, respectively, in respect of the amortization of these charges. Accumulated amortization as at April 30, 2013 was $62,347 (January 31, 2013: $38,962).

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

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

Issued and Outstanding

As of April 30, 2013, the Company had 30,829,000 (January 31, 2013: 28,522,000) shares of common stock issued and outstanding.

Equity Transactions

Disclosure in respect of share issuances made before July 30, 2012 has not been retrospectively restated to reflect the exchange ratio of 2.14506 in relation to the reverse acquisition.

During the three months ended April 30, 2013:

i)

On February 21, 2013, the Company reduced the price of 200,000 units and 14,000 common shares issued during the year ended January 31, 2013 from $0.50 to $0.25 per unit and share, respectively. Consequently, the Company issued 200,000 units and 14,000 common shares for no additional consideration. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.75 per share for a period of two years from the date of the initial offering. The Company determined that the aggregate fair value on the grant date of these units and shares was $239,680 and recorded the entire amount as a shareholder dividend in the financial statements during the three months ended April 30, 2013. The fair value of $1.12 per share was determined by reference to the quoted market price of the Company’s stock on the date of issuance.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

ii)

On April 19, 2013, the Company issued 1,993,000 shares of common stock at a price of $0.25 per share and 100,000 units of the Company at $0.25 per unit for gross proceeds of $523,250. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.25 per share for a period of two years. In connection with the foregoing private placement, the Company issued 104,440 warrants to five finders. Each warrant is exercisable into one share of common stock of the Company at an exercise price of $0.75 per share for a period of two years. The Company paid finder’s fees of $26,610 in connection with this private placement.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

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

Shares to be Issued

i)

Pursuant to an Investor Relations agreement dated December 6, 2012, the Company agreed to issue 15,000 common shares in exchange for services to be rendered. At April 30, 2013, these shares had not yet been issued. The Company determined that the fair value on the grant date of these shares was $3,750 and recorded the entire amount as compensation expense in the financial statements for the year ended January 31, 2013. The fair value of $0.25 per share was determined by reference to the price at which common shares were being sold in private placement offerings at or around the transaction date.

ii)

During the three months ended April 30, 2013, the Company received $50,000 in share subscriptions in connection with a private placement of 1,000,000 shares of common stock at a price of $0.25 per share for gross proceeds of $250,000 to be received in four tranches as follows:

	(i)	$50,000 payable on closing of the Financing (the “Closing”);

	(ii)	$50,000 payable on or before the date which is five months from the Closing (the “First Tranche”);

	(iii)	$50,000 payable on or before the date which is ten months from the Closing (the “Second Tranche”); and

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

(iv)	the remaining $100,000 payable on or before the date which is one year from the Closing (the “Final Tranche”)

The shares were issued subsequent to April 30, 2012. In connection with this financing, the Company entered into an escrow agreement pursuant to which the 800,000 common shares issuable in connection with the First Tranche, the Second Tranche and the Final Tranche will be placed in escrow to be released when the Company receives full payment for such shares. The Company paid a finders’ fee of 20,000 warrants in connection with this private placement. These warrants are exercisable at $0.25 per share for a period of two years.

iii)

Pursuant to a consulting agreement dated February 15, 2013, the Company agreed to issue shares in exchange for services to be rendered during the term of the agreement, to September 30, 2013. The consultant is entitled to receive a monthly fee of $4,500 payable in shares, based on the average closing price of the Company’s shares for the first month of trading commencing on the date of the agreement. As a result, the Company will issue 3,979 shares per month for the term of the agreement. At April 30, 2013, the Company has recorded $11,162 (April 30, 2012: $nil) in fees to be paid in shares pursuant to this agreement.

iv)	Pursuant to a consulting agreement dated April 11, 2013, the Company agreed to issue 75,000 common shares in exchange for services to be rendered during the six month term of the agreement. These shares were issued subsequent to April 30, 2013. At April 30, 2013, the Company has recorded $89,250 (April 30, 2012: $nil) in fees to be paid in shares pursuant to this agreement.

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

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the three months ended April 30, 2013 and for the year ended January 31, 2013 is presented below:

		Weighted	Weighted Average
	Number of	Average	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at January 31, 2012	-
Granted	1,885,000	$0.25	$0.24

Outstanding at January 31, 2013	1,885,000	$0.25
Granted	190,000	$0.25	$0.35

Outstanding at April 30, 2013	2,075,000	$0.25
Exercisable at April 30, 2013	863,092	$0.25	$0.24

Exercisable at January 31, 2013	668,728	$0.25	$0.24

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

At April 30, 2013, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise		Expiry	Remaining
Number	Price		Date	Contractual Life
1,000,000	$0.25	(1)	July 30, 2022	9.50
285,000	$0.25	(2)	July 30, 2014	1.49
600,000	$0.25	(3)	October 9, 2017	4.69
50,000	$0.25	(4)	February 1, 2018	4.76
20,000	$0.25	(5)	February 1, 2015	1.76
90,000	$0.25	(6)	February 14, 2015	1.79
30,000	$0.25	(7)	April 1, 2016	2.92

2,075,000

(1)

The stock options vest over a period of two years from the grant date. At April 30, 2013 none of these options had vested and the Company had recognized stock based compensation expense of $30,441 during the three months ended April 30, 2013 (2012: $Nil) in respect of these options. Remaining stock based compensation expense of $155,966 will be recognized over the remaining vesting term of these options.

(2)

These stock options vest over a period of two years from the grant date. At April 30, 2013, 103,092 of these options had vested and the Company had recognized stock based compensation expense of $7,043 during the three months ended April 30, 2013 (2012: $Nil) in respect of these options. Remaining stock based compensation expense of $36,981 will be recognized over the remaining vesting term of these options.

(3)

These stock options had fully vested at April 30, 2013 and January 31, 2013 and the Company has recognized stock based compensation expense of $Nil during the three months ended April 30, 2013 (2012: $Nil)in respect of these options.

(4)

These stock options had fully vested at April 30, 2013 and the Company has recognized stock based compensation expense of $11,090 during the three months ended April 30, 2013 (2012: $Nil) in respect of these options.

(5)

These stock options had fully vested at April 30, 2013 and the Company has recognized stock based compensation expense of $3,737 during the three months ended April 30, 2013 (2012: $Nil) in respect of these options.

(6)

These stock options had fully vested at April 30, 2013 and the Company has recognized stock based compensation expense of $18,456 during the three months ended April 30, 2013 (2012: $Nil) in respect of these options.

(7)

These stock options will be fully vested on April 1, 2014. The Company has recognized stock based compensation expense of $2,584 during the three months ended April 30, 2013 (2012: $Nil) in respect of these options. Remaining stock based compensation expense of $29,944 will be recognized over the remaining vesting term of these options.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At April 30, 2013, the aggregate intrinsic value of stock options outstanding is $1,791,900 and exercisable is $695,783 (January 31, 2013: $Nil and $Nil, respectively).

During the three months ended April 30, 2013, the Company recognized a fair value of $73,351 (2012: $Nil) of stock based compensation expense relating to the issuance of stock options in exchange for services.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three months ended	Three months ended
	April 30, 2013	April 30, 2012
Expected term of stock option (years) (1)	1.79	-
Expected volatility (2)	215.88%	-
Estimated stock price at date of issuance(3)	$0.39	-
Risk-free interest rate	0.24%	-
Dividend yields	0.00%	-

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

(3) An estimated stock price of $0.25 per share was determined with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company. This was considered to be the most appropriate basis on which to estimate the fair value of the Company’s stock for stock options granted prior to February 15, 2013 because, at the time of these transactions, the Company’s stock was not being traded on an active market.

Share Purchase Warrants

At April 30, 2013, the Company had 2,586,946 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
214,506	$0.75	July 30, 2014
498,000	$0.25	August 10, 2014
500,000	$0.50	August 10, 2014
400,000	$0.75	September 24, 2014
400,000	$0.50	November 26, 2014
100,000	$0.50	December 10, 2014
120,000	$0.25	April 19, 2015
104,440	$0.75	April 19, 2015
150,000	$0.25	August 10, 2015
100,000	$0.50	August 10, 2015

2,586,946

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of		Weighted Average
	Warrants		Exercise Price
Outstanding at January 31, 2012	100,000	CADS	0.75
Cancelled	(100,000)	CAD$	0.75
Re-issued pursuant to the Acquisition (Note 4)	214,506	USD$	0.75
Issued	1,948,000	USD$	0.44
Outstanding at January 31, 2013	2,162,506	USDS	0.47
Issued	424,440	USD$	0.60

Outstanding at April 30, 2013	2,586,946	USD$	0.49

12.             Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have an adverse affect on the Company’s business.

For the three months ended April 30, 2013, the Company had concentrations of sales with Customer A equal to 44.1% (2012: 0%) and Customer B equal to 26.7% (2012: 0%). As at April 30, 2013 the accounts receivable balance for Customer A was $18,421 (January 31, 2013: $325,530) and for Customer B was $40,135 (January 31, 2013: $11,203).

13.             Commitments

During year ended January 31, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) dated October 9, 2012 pursuant to which the Company will pay $5,000 per month effective September 1, 2012 for consulting services, for a two year period. The Company also granted 600,000 stock options, each exercisable into one common share of the Company at $0.25 per share until October 9, 2017.

14.             Subsequent Events

Subsequent to April 30, 2013;

i)

the Company issued 500,000 stock options for investor relations services. Of the total, 125,000 stock options are exercisable at $1.25 per share, 125,000 stock options are exercisable at $1.75 per share and 200,000 stock options are exercisable at $2.25 per share. The stock options expire June 18, 2015.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars) (Unaudited)

ii)

the Company issued 150,000 stock options exercisable at $0.25 per share for a period of five years to an employee of the Company pursuant to an employment agreement. The options vest over a period of two years from the date of issuance.

iii)	the Company issued 250,000 stock options exercisable at $0.25 per share for a period of five years from the date of issuance to a consultant of the Company pursuant to a consulting agreement.

iv)
On June 12, 2013, the Company issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On June 13, 2013, we received $150,000 (less an original issuance discount of 10%) with the remaining balance of the promissory note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion. The principal sum due to the lender shall be prorated based on the consideration actually paid by the lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that we are only required to repay the amount funded and not any of the unfunded portion.

The maturity date for the promissory note is one year from June 13, 2013. The principal sum, plus any accrued but unpaid interest thereon, of the promissory note may be converted, at any time by lender, into shares of common stock of the Company at a price which is the lesser of $1.20 or 60% of the lowest trade price in the 25 trading days prior to the conversion (less certain discounts as is specified in the promissory note).

We may repay the promissory note at any time on or before 90 days from June 13, 2013 with 0% interest. If we do not repay the promissory note within the 90 days then a one-time interest charge of 12% will be applied to the principal sum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors”, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our apparel products; our ability to successfully bring apparel products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; our ability to successfully raise the capital necessary to produce our products and operate our business; and other factors beyond our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report on Form 10-Q, the terms “we”, “us” and “our” mean our company, Naked Brand Group Inc., and our wholly-owned subsidiary Naked Inc., as applicable.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

Corporate Information

We were incorporated in the State of Nevada on May 17, 2005 under the name of Search By Headlines.com Corp. Effective August 29, 2012, we completed a merger with a newly-formed subsidiary, Naked Brand Group Inc., a Nevada corporation, which was incorporated solely to effect a change of our corporate name. As a result, effective August 29, 2012, we changed our name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.” (“Naked Brand Group”).

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

General Development

On July 30, 2012, we closed an Acquisition Agreement with Naked whereby Naked’s owners became the sole directors and management of our company and Naked stockholders exchanged their shares for a total of 13.5 million shares of our company, representing 50% of the company (the “Acquisition”).

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

Our primary operations are conducted through our wholly-owned subsidiary, Naked. We will continue to produce men’s undergarments and we began selling t-shirts during November, 2013. We are rigorously working to develop a women’s line and we intend to ship limited styles of women’s underwear by the end of the third quarter of fiscal 2014.

Recent Corporate Developments

Since the commencement of our first quarter ended April 30, 2013, we have experienced the following significant corporate developments:

1.

For the first time, we sold a sub-line of products with price points 40% below the main line to open up distribution channels in the lower end of the market, including Canadian retailer Holt Renfrew’s new retail concept HR2. We achieved margins ranging from 31% to 52% on this product line for the quarter ending April 30, 2013. We plan to continue to invest into this line for fiscal 2014 before targeting for margins of 60%.

2.	We received $36,000 in T shirt inventory. This marked our first foray into a basic T-shirt business and we began sales of these shirts in quarter two.

3.	We spent $52,000 on women’s product development and related costs during the quarter. Naked announced that it was developing product lines through an 8K on February 28th, 2013.

4.	Since the commencement of our quarter ended April 30, 2013, we have raised an aggregate of $573,250 through the issuance of shares of our common stock. We issued 1,993,000 shares at a price of $0.25 per share and 100,000 units at a price of $0.25 per unit for gross proceeds of $523,250 on April 19, 2013. On May 6, 2013, we issued an aggregate of 1,000,000 shares at a price of $0.25 per share for gross proceeds of $250,000 to be received in tranches over a term of one year. The first $50,000 was received during our first fiscal quarter.

5.	We had a difficult first quarter in sales due to low inventory. We achieved sales of $60,751 in February, 2013, but then sales dropped off to $17,260 in March and $15,555 in April because we did not have adequate inventory of core items. We were restricted from adding new customers and fulfilling orders from current customers due to low inventory. We had low inventory because we did not achieve enough cash from financing activities in October 2012. We procured $283,667 in inventory during the quarter, which will assist us in filling orders during the second quarter.

Outlook

We will continue to operate in the underwear market and have no current plans to change operations. We have launched a sub-line to open up distribution channels in the lower end of the market. This development came at the request of one of customers, Holt Renfrew who has launched a department store called “hr2” to sell products to individuals at a lower end of the market.

We are working on securing financing to ensure we can order adequate inventory for quarter three and four to ship to new key customers.

We anticipate continuing to invest in product development to develop our women’s line throughout quarter two and three.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2013

The following discussion of our financial condition and results of operations should be read together with the unaudited interim condensed consolidated financial statements and the notes to the unaudited interim condensed consolidated financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Revenue

During the three months ended April 30, 2013, we generated net sales of $93,566 compared to $26,122 for the same period in 2012, an increase of $67,444, or 258%. Net sales increased as a result of new customers, including an initial order to major US retailer, Nordstrom, and from increased orders from existing key customers, including increased orders from, Holt Renfrew, as a result of an auto-replenishment program commencing in the second quarter of 2012. We shipped to 85 stores versus 61 stores year over year.

Concurrently, we had an increase in cost of sales due to the higher volume of sales. Our gross profit margin was 34% in the quarter ended April 30, 2013 compared to 71% in the quarter ended April 30, 2012. This was due to a few different factors. During this fiscal quarter, we recorded $8,333 in inventory writedowns which included removing a style due to fit issues and a change in waistband which caused a 12% decrease to gross margin from the prior year. The remaining decrease was from a larger than average profit margin for the quarter ending April 30, 2012 because of our ability to sell above a valuation writedown from quarter four of fiscal 2012; we did not realize this high a margin in subsequent quarters.

Operating Expenses
	Three months ended April 30,		Change
General and administrative	2013	2012	$	%
Bad debts	$4,923	$-	4,923	N/A
Bank charges and interest	1,403	779	624	80%
Consulting	53,239	24,020	29,219	122%
Depreciation	5,241	953	4,288	450%
Insurance	14,079	1,033	13,046	1263%
Investor relations	133,862	-	133,862	N/A
Marketing	76,738	21,454	54,924	256%
Occupancy and rent	7,810	7,057	753	11%
Office and miscellaneous	29,146	13,313	15,832	119%
Product development	29,603	14,869	14,734	99%
Professional fees	79,295	68,960	10,335	15%
Salaries and benefits	76,746	21,196	55,550	262%
Share based compensation	73,351	-	73,351	N/A
Transfer agent and filing fees	2,168	-	2,168	N/A
Travel	30,901	13,569	17,332	128%
Warehouse management	5,444	-	5,444	N/A
Total	$623,589	$187,203	436,386	233%

There was an increase in general and administrative expenses to $623,589 for the three months ended April 30, 2013, compared to $187,203 for the three months ended April 30, 2012.

The value of management’s stock options expensed for the period was $30,441, relating to the periodic allocation of the expense related to stock options granted in July, 2012 that are vesting over a period of two years. Also included in share based compensation is an amount of $17,411 related to stock options granted to employees during the current period and an amount of $25,499 for stock options granted to consultants during the current period and in July, 2012.

We incurred higher consulting charges this period over the prior year by $29,219. We incurred increased expenses due to our contract with Shark Branding and Daymond John ($15,000), a customer service representative for Nordstrom, while we introduce the product further ($7,500), and $10,000 paid to a merchandising consultant to develop a line plan for our women’s collection. We also launched a temporary shop at the Hudson Bay Company in Vancouver , British Columbia, to sell product, which cost us $10,000 but brought in the exposure we anticipated, so we could receive buyer’s meetings for Lord and Taylor and the Hudson Bay Company.

We incurred investor relations expenses of $133,862 this past quarter. We engaged with a couple of firms to assist in raising capital by making introductions for the Company, which involved expenses of $39,000. Also included in investor relations expense is a non-cash charge of $89,250 related to shares to be issued to an investment company who has been engaged to assist with communications with respect to the institutional and retail investment community.

Our marketing expenses increased due to the design and development of new marketing materials, and from promotional events we attended, which also resulted in higher travel expenses during the period. There was an increase of $10,000 in marketing materials that were prepared for anticipation of showing the women’s line to buyers in quarter two.

During the current period, we incurred additional expenses as compared to the first quarter in fiscal 2013, to maintain our listing on the public market, including investor relations activities, insurance, and professional fees associated with financing activities and new contracts with advisors and consultants.

During the current quarter we incurred significant consulting and development costs of $26,854 related to the design and development of our women’s line and our Naked line. In the prior year, this line was not under development.

Salaries and benefits also increased by $55,550 to $76,746 in the three months ended April 30, 2013 (2012: $21,196) due to increased corporate and operational activities which necessitated the hiring of additional staff members to support finance and operations. This included finance support staff, a production manager, an account manager, and a technical supervisor. Salary increases over the comparative period were also as a result of salary increases for management, which were effective in July, 2012.

We continue to incur significant costs for travel. The CEO and CFO have been traveling to meet with investment banks in conjunction with potential financings. We incurred over $10,000 in travel related to this during the quarter ending April 30, 2013 in comparison to the prior fiscal year.

We incurred expenses for warehouse management this quarter because we haveoutsourced our shipping US customers to a third party logistics company. We anticipate this expense to occur as a percentage of US sales moving forward.

Other income and expenses

We incurred interest expenses of $17,245 for the three months ended April 30, 2013 as compared to $2,672 for the same period in 2012, an increase of $14,573. This increase in interest is attributable to the revolving loan agreement entered into in August, 2012 and accretion expense associated with this financing arrangement.

Financing charges increased to $24,849 for the three months ended April 30, 2013 from $2,235 for the three months ended April 30, 2012. This increase was largely due to the amortization of deferred financing costs associated with the August, 2012 revolving loan agreement.

For the quarter ending April 30, 2012, there were only insignificant financing charges related to our factoring relationship with Liquid Capital Corporation, which has since been terminated.

Net loss and comprehensive loss

Our net loss for the three months ended April 30, 2013 was $634,434, or $0.02 per share, as compared to a net loss of $171,874, or $0.01 per share, for the three months ended April 30, 2012, as a result of the increased general and administrative expenses and financing expenses, as described above.

Our other comprehensive income for the three months ended April 30, 2013 was $Nil, as compared to a comprehensive loss of $3,459 for the three months ended April 30, 2012. Other comprehensive loss in the comparative period was a result of foreign currency translation gains and losses. In the current period, these foreign currency translation gains and losses are accumulated in net income due to a change in functional currency effective during the fourth quarter of fiscal 2013.

LIQUIDITY AND FINANCIAL CONDITION

On August 10, 2012, we entered into the Agency Agreement with Kalamalka Partners and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, are convertible into common shares at $0.75 per share at any time at the option of the Lender.

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

On December 21, 2012, we received issued additional convertible promissory notes in the principal amounts totaling $100,000. No additional lender warrants were issued in connection with this subsequent funding.

This significant development allowed us to fund inventory levels beyond initial purchase orders so we could have sufficient inventory on hand. It also allowed us to finance accounts receivable in an efficient and economical way.

We are required to maintain a borrowing base equivalent to a discount factor of 0.90 multiplied by the value of the sum of the value of its inventory plus its accounts receivable. “Inventory” includes raw materials in transit to and in possession of the Borrower, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

We are required to repay to the standby account when the margining requirements are not met. In that event, we must pay 4% per annum on those funds.

The Notes contain covenants that require us to meet or maintain certain minimum borrowing base ratios for accounts receivables and inventory. At April 30, 2013, our borrowing base was in compliance with this margin. However, during the year ended January 31, 2013, our borrowing was in excess of this margin and, these Notes entered into default. As a result, the Notes remain in default and are due on demand and we are unable to obtain further advances under this loan arrangement until we are able to obtain a notice of waiver from the Lenders.

Future Financing

Provided below is a financing table showing gross cash proceeds from share issuances over the operating life of Naked:

2011 Fiscal Year	$ 217,171
2012 Fiscal Year	$ 144,929
2013 Fiscal Year(1)	$ 993,299
February 1, 2013 to date	$ 573,250
Total cash proceeds to date	$ 1,928,649

(1)Includes net working capital amounts acquired in connection with the Acquisition

In the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity and debt financings. We expect we will need a further $300,000 financing in the current year to finance our women’s line development and a further $1.8 million to fund our business objectives and working capital for the next twelve months.

Working Capital (Consolidated)

	April 30, 2013	Jan 31, 2013
	(unaudited)	(audited)

Current Assets	$818,696	$731,791
Current Liabilities	$786,149	$804,333
Working Capital (Deficit)	$32,547	$(72,542)

Our increase in working capital is primarily attributable to the funds raised in the first quarter of fiscal 2014 through a private placement offering, the receipt of which was used to fund operations, production and inventory.

As of April 30, 2013, we will require further financing to continue to meet ongoing operating obligations.

Cash Flows

	Three months ended April 30,
	2013	2012

Cash Flows Used In Operating Activities	$(469,657)	$(184,116)
Cash Flows Used In Investing Activities	(505)	(35,027)
Cash Flows Provided By Financing Activities	532,930	178,977
Effect of Foreign Exchange on Cash	-	(1,770)
Net change in Cash During Period	$62,768	$(41,936)

Operating Activities

Cash flows used in our operating activities was $(469,657) for the three months ended April 30, 2013. The cash used in operations during the period was largely used to pay for inventory to fulfill increased sales orders and cash used to fund the general and administrative expenses, as well as outlays for prepaid expenses of $79,212 mostly in respect of a one year marketing campaign, to consulting firm, paid in advance.

We were partly able to manage cash flow through a decrease in accounts receivable of $288,653. Our increase in operating activity outflows was financed through funds raised in private placement offering.

Investing Activities

Investing activities used cash of $505 during the three months ended April 30, 2013, compared to cash used of $35,027 for the three months ended April 30, 2012.

For the three months ending April 30, 2012, we paid $35,027 in costs to develop and launch a new website.

Financing Activities

Financing activities provided cash of $532,930 for the three month period ended April 30, 2013, compared to providing $178,977 for the three months ended April 30, 2012. The financing provided during the three months ended April 30, 2013 was from proceeds of shares issued.

Cash of $175,000 was provided during the three months ended April 30, 2012 in connection with the Acquisition.

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

Going Concern

As at April 30, 2013, we had not yet achieved profitable operations and expect to incur further losses in the development of our business, which casts substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our condensed consolidated financial statements.

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

As we have insufficient historical data on which to estimate expected future share price volatility, we have estimated expected share price volatility based on the historical share price volatility of comparable entities. The expected life of options granted has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 110 Share–Based Payment. As we have had limited trading history, we have estimated the fair value of our common shares with reference, where appropriate, to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing. As of the current quarter, as active trading in our common shares commenced, we have used the market price of our common stock on the date of issuance, as quoted on the OTCQB. The risk–free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 0% in determining the expense recorded in our consolidated statement of operations given our limited forfeiture experience history.

Foreign Exchange

Our functional currency is the US dollar. Transaction amounts denominated in foreign currencies are translated into their US dollar equivalents at exchange rates prevailing at the transaction dates. Foreign currency gains and losses on transactions or settlements are recognized in the consolidated statement of operations.

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

These condensed consolidated financial statements have been presented in US dollar, which is the Company’s reporting currency. Prior to the change in functional currency, and for the year ended January 31, 2012, financial statements of foreign operations for which the functional currency is the local currency are translated into US dollars with assets and liabilities translated at the current rate on the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying consolidated financial statements

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign exchange risk

A significant portion of our revenues and the majority of our operating expenses are incurred in Canadian dollars. Therefore, operating results are impacted to the extent that they are not hedged, by the rise and fall of the relative value of the Canadian dollar to the United States dollar. During the three months ended April 30, 2013, we incurred a net loss from foreign exchange fluctuations of $9,419.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)) as at April 30, 2013. Based upon that evaluation, our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, concluded that, as at April 30, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer and our chief financial officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient staffing resources resulting in inadequate review procedures;

(iii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines;

(iv)	lack of independent directors and audit committee;

(v)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and

(vi)	no written whistle-blower policy.

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

Remediation of Material Weaknesses

We have taken steps to improve these deficiencies and we intend to continue to take appropriate and reasonable steps necessary to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we have undertaken, or intend to undertake the following remediation measures to address the material weaknesses described in this Form 10-Q. Such remediation activities include the following:

(i)	we intend to establish an independent audit committee as additional board members are retained;

(ii)	we have retained a qualified VP Finance to assist in the preparation of our public filings and assist on accounting matters; and

(iii)	we intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter, other than as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Naked commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the three months ended April 30, 2013, our revenues were $93,566 (2012: $26,122). As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

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

For the year ended January 31, 2013, we incurred a net loss of $1,332,996. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as described by our auditors with respect to the consolidated financial statements for the year ended January 31, 2013. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

Our future operating capital and the continued operation or our business depends on our revenues and ability to raise capital through equity investments. Future equity investments will be dilutive to existing shareholders and the terms of securities issued may be more favorable for new investors. Further, in obtaining further equity investments, we may incur substantial costs including investment banking fees, legal fees and accounting fees. Our business operations may fail if our actual cash requirements exceed our estimates and we are not able to obtain further financing. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

We are currently in violation of loan covenants on loan agreements, and as a result the lender may demand repayment of the amount due and we may face serious liquidity issues.

We have issued convertible promissory notes which contain covenants that require us to meet or maintain certain minimum ratios for accounts receivables and inventory, and we are currently in default of these covenant ratios. As we failed to maintainthese borrowing base requirements, the lender is entitled to demand repayment of these notes at any time and, as such, we could face serious liquidity issues. If we are unable to settle these loans, the creditors may commence proceedings as are their rights under the agreements, to seize our assets. This would have a material adverse effect on our financial condition and our ability to meet other operational obligations.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 31,904,000 shares are issued and outstanding as of June 19, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2013, we issued a promissory note to one US investor in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On June 13, 2013, we received $150,000 (less an original issuance discount of 10%) with the remaining balance of the promissory note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion. The principal sum due to the lender shall be prorated based on the consideration actually paid by the lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that we are only required to repay the amount funded and not any of the unfunded portion. The note was issued to one investor resident in the United States relying on Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

We have issued convertible promissory notes which contain covenants that require us to meet or maintain certain minimum ratios for accounts receivables and inventory, and we are currently in default of these covenant ratios. As we failed to maintain these borrowing base requirements, the lender is entitled to demand repayment of these notes at any time.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On June 12, 2013, we issued a promissory note to one US investor in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On June 13, 2013, we received $150,000 (less an original issuance discount of 10%) with the remaining balance of the promissory note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion. The principal sum due to the lender shall be prorated based on the consideration actually paid by the lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that we are only required to repay the amount funded and not any of the unfunded portion.

We granted piggyback registration rights to the lender in connection with the next registration statement we file with the Securities and Exchange commission. We have also agreed that the terms of this promissory note will be amended if we issue any securities with terms more favourable than the terms contained in the promissory note.

We will be obligated to immediately repay the promissory note, together with accrued but unpaid interest, liquidated damages, fees and any other amounts owing, if we fail to pay any amounts when due, if a receiver or trustee is appointed over our assets (and such appointment remains uncontested for 20 days or not discharged within 60 days), if we file for bankruptcy or receivership, if we generally fail to pay our debts as such debts become due, if we lose our DTC eligibility or we are delinquent in our filings with the Securities and Exchange Commission.

The lender has agreed not to effect any short sales or any hedging or other economic transaction which results in a net short position with respect to our common stock.

The maturity date for the promissory note is one year from June 13, 2013. The principal sum, plus any accrued but unpaid interest thereon, of the promissory note may be converted, at any time by lender, into shares of common stock of our company at a price which is the lesser of $1.20 or 60% of the lowest trade price in the 25 trading days prior to the conversion (less certain discounts as is specified in the promissory note).

We may repay the promissory note at any time on or before 90 days from June 13, 2013 with 0% interest. If we do not repay the promissory note within the 90 days then a one-time interest charge of 12% will be applied to the principal sum.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2, as filed with the Commission on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on August 30, 2012)
3.3	Bylaws (incorporated by reference from our registration statement on Form SB-2, as filed with the Commission on December 8, 2006)
(10)	Material Contracts
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

Exhibit Number	Description of Exhibit
10.5

Second Addendum to Loan Agreement dated April 11, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)

10.6

Third Addendum to Loan Agreement dated May 7, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on May 8, 2012)

10.7

Fourth Addendum to Loan Agreement dated June 13, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on June 14, 2012)

10.8

Fifth Addendum to Loan Agreement dated July 6, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on July 11, 2012)

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

Exhibit Number	Description of Exhibit
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

10.24	Form of Warrant Agreement (incorporated by reference from Exhibit 10.18 to our current report on Form 8-K/A, as filed with the Commission on November 30, 2012)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Madsen & Associates, CPA’s Inc. dated July 30, 2012 (incorporated by reference from Exhibit 16.1 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
(21)	Subsidiaries
21.1	Subsidiaries of Naked Brand Group Inc. Naked Inc. (incorporated under the federal laws of Canada)
(31 and 32)	Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alex McAulay
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Alex McAulay

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:  /s/ Alex McAulay
        Alex McAulay
        Chief Financial Officer, Secretary, Treasurer and Director
        (Principal Financial Officer)
        Dated: June 19, 2013