Form 10-Q
period 2013-07-31
NAKED BRAND GROUP INC.
filed 2013-09-23
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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
33,523,500 common shares issued and outstanding as of September 23, 2013.

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

Naked Brand Group Inc.
Condensed Consolidated Financial Statements
For the Quarterly Period Ended July 31, 2013 and 2012

Naked Brand Group Inc.
Condensed Consolidated Balance Sheets
(Expressed in US Dollars) (Unaudited)

	July 31,	January 31,
As of	2013	2013

ASSETS
Current assets
Cash	$79,625	$43,780
Accounts receivable, net of allowance for doubtful accounts of $1,863 and $4,899, respectively (Note 5)	150,547	404,713
Inventory (Note 6)	375,254	236,150
Prepaid expenses	112,365	47,148
Total current assets	717,791	731,791
Equipment, net (Note 7)	2,184	1,842
Intangible assets, net (Note 8)	46,912	55,414
Deferred financing fees (Note 11)	94,264	198,538

TOTAL ASSETS	$861,151	$987,585
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$588,159	$306,467
Related party payables (Note 9)	-	13,916
Note payable (Note 10)	75,000	-
Current portion of long term debt (Note 11)	1,989	483,950
Derivative liability (Note 12)	603,300	-
Total current liabilities	1,268,448	804,333
Convertible promissory notes (Note 11)	489,104	-
TOTAL LIABILITIES	1,757,552	804,333
Commitments (Note 15)
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock (Note 13)
Authorized 100,000,000 common shares, par value $0.001 per share (January 31, 2013: 100,000,000 common shares, par value $0.001 per share) Issued and outstanding 31,904,000 common shares (January 31, 2013: 28,522,000)	31,904	28,522
Common stock to be issued (Note 13)	3,750	3,750
Share subscriptions receivable (Note 13)	(200,000)	-
Accumulated paid-in capital	3,955,836	2,158,151
Accumulated deficit	(4,681,646)	(2,000,926)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (deficiency)	(896,401)	183,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$861,151	$987,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars) (Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012

Net sales (Note 14)	$203,785	$65,622	$297,351	$92,308

Cost of sales	183,695	55,735	245,595	63,888

Gross profit	20,090	9,887	51,756	28,420

Operating Expenses
General and administrative expenses	996,240	228,453	1,619,829	416,500
Foreign exchange	12,389	3,926	21,808	2,440

Total operating expenses	1,008,629	232,379	1,641,637	418,940

Operating loss	(988,539)	(222,492)	(1,589,881)	(390,520)

Other income (expense)
Interest (Note 11)	(12,835)	(7,953)	(30,080)	(10,699)
Finance charges (Notes 5 and 11)	(96,912)	(9,149)	(121,761)	(11,479)
Derivative expense (Note 12)	(115,000)	-	(115,000)	-
Loss on extinguishment of debt (Note 11)	(485,704)	-	(485,704)	-
Change in fair value of derivative liability (Note 12)	(338,300)	-	(338,300)	-
Miscellaneous income	4	-	6	18

Total other income (expense)	(1,048,747)	(17,102)	(1,090,839)	(22,160)

Net loss	$(2,037,286)	$(239,594)	$(2,680,720)	$(412,680)

Basic and diluted net loss per share (Note 3)	$(0.07)	$(0.02)	$(0.10)	$(0.03)

Other comprehensive income (expense)
Foreign currency translation adjustments, net of tax	-	(290)	-	(4,185)

Comprehensive loss	$(2,037,286)	$(239,884)	$(2,680,720)	$(416,865)

Weighted average shares used in computing basic and diluted net loss per share	31,063,239	13,377,704	30,021,276	13,201,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in US Dollars) (Unaudited)

							Accumulated	Total
			Accumulated				Other	Stockholders'
	Common Stock		Paid-in	Common stock	Subscriptions	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Receivable	Deficit	Income (Loss)	(Deficiency)
Balance - January 31, 2012	6,069,251	$638,972	$-	$-	$-	$(667,930)	$(9,472)	$(38,430)
Issuance of common stock for services, Class E, net	161,068	42,206	-	-	-	-	-	42,206
Issuance of common stock for extinguishment of debt, Class E, net	63,321	15,486			-			15,486
Exchange of shares	7,206,360	(683,164)	683,164	-	-	-	-	-
Acquisition of Search by Headlines.com Corp.	13,508,000	13,508	602,783	-	-	-	-	616,291
Modification of share purchase warrants	-	-	20,000	-	-	-	-	20,000
Finders fee	-	-	(34,951)	-	-	-	-	(34,951)
Private placement - at $0.50	214,000	214	106,786	-	-	-	-	107,000
Private placement - at $0.25	1,300,000	1,300	324,716	-	-	-	-	326,016
Offering costs	-	-	(21,055)	-	-	-	-	(21,055)
Issuance of detachable warrants	-	-	20,940	-	-	-	-	20,940
Agent's warrants - convertible promissory notes	-	-	237,500	-	-	-	-	237,500
Stock based compensation	-	-	218,268	3,750	-	-	-	222,018
Changes in foreign currency translation gains and losses	-	-	-	-	-	-	3,227	3,227
Net loss	-	-	-	-	-	(1,332,996)	-	(1,332,996)
Balance - January 31, 2013	28,522,000	$28,522	$2,158,151	$3,750	$-	$(2,000,926)	$(6,245)	$183,252
Shares issued pursuant to private placement repricing (Note 13)	214,000	214	239,466	-	-	-	-	239,680
Shareholder dividend	-	-	(239,680)	-	-	-	-	(239,680)
Private placements (Note 13)	3,093,000	3,093	770,157	-	(200,000)	-	-	573,250
Offering costs	-	-	(26,610)	-	-	-	-	(26,610)
Shares issued in exchange for services rendered (Note 13)	75,000	75	89,175	-	-	-	-	89,250
Modification of convertible debt terms and warrants (Note 11)	-	-	485,704	-	-	-	-	485,704
Stock based compensation (Note 13)	-	-	479,473	-	-	-	-	479,473
Net loss	-	-	-	-	-	(2,680,720)	-	(2,680,720)
Balance, July 31, 2013	31,904,000	$31,904	$3,955,836	$3,750	$(200,000)	$(4,681,646)	$(6,245)	$(896,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars) (Unaudited)

Six months ended July 31,	2013	2012

Cash flows from operating activities
Net loss	$(2,680,720)	$(412,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2,963	736
Depreciation and amortization	10,723	2,090
Other items not involving cash (Schedule 1)	1,621,589	34,412
Unrealized foreign exchange	220	-
Increase (decrease) in cash resulting from change in:
Accounts receivable	251,130	(22,205)
Prepaid expenses	(65,217)	(36,416)
Inventory	(139,104)	(147,306)
Accounts payable	281,692	133,871
Finance fees paid in connection with debt extinguishment	(2,520)	-
Net cash used in operating activities	(719,244)	(447,498)

Cash flows from investing activities
Acquisition of intangible assets	(1,662)	(41,467)
Purchase of equipment	(973)	(2,458)
Cash acquired from Search By Headlines.com Corp.	-	380,826
Net cash provided by (used in) investing activities	(2,635)	336,901

Cash flows from financing activities
Proceeds from share issuance	573,250	-
Offering costs	(26,610)	-
Advances from Search by Headlines.com Corp prior to the merger	-	321,399
Acquisition costs	-	(34,863)
Proceeds from the issuance of notes payable	75,000	209,773
Proceeds from convertible promissory notes	150,000	-
Repayments of related party payables	(13,916)	-
Net cash provided by financing activities	757,724	496,309

Effect of exchange rate changes on cash	-	(799)

Net increase in cash	35,845	384,913
Cash at beginning of the period	43,780	50,356
Cash at end of the period	$79,625	$435,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Naked Brand Group Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Information
(Expressed in US Dollars) (Unaudited)

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$24,274	$864
Taxes	-	-
Non-cash financing activities:
Debt settlement agreements	$-	$13,134
Conversion of related party payable to equity	-	375,000
Accounts payable - Search By Headlines.com Corp.	-	153,631

Schedule 1 to the Statements of Cash Flows

Six months ended July 31,	2013	2012

Profit and loss items not involving cash consists of:
Shares issued for services	$89,250	$31,305
Loss on extinguishment of debt	485,704	-
Stock based compensation	479,473	3,107
Derivative expense	115,000	-
Change in fair value of derivative	338,300	-
Amortization of deferred financing fees	106,719	-
Accretion of debt discount	7,143	-

	$1,621,589	$34,412

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

As at July 31, 2013, the Company had not yet achieved profitable operations, had a working capital deficiency, and expects to incur further losses in the development of its business. As further discussed in Note 11, the Company’s below its margin requirements in respect to one of its loan facilities at July 31, 2013. Subsequent to period end, management cured the margin requirements with a large inventory order within the grace period provided in the agreement. These conditions cast substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due and to comply with conditions of their loan facilities. Management plans to obtain the necessary financing through the issuance of equity or debt to existing shareholders. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Reporting Currency and Foreign Currency

Since the date of the reverse acquisition (Note 4), the functional currency of the Company has been the US dollar. Transaction amounts denominated in foreign currencies are translated into their US dollar equivalents at exchange rates prevailing at the transaction dates. Foreign currency gains and losses on transactions or settlements are recognized in the consolidated statement of comprehensive loss.

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

These condensed consolidated financial statements have been presented in US dollars, which is the Company’s reporting currency. Prior to the change in functional currency, financial statements of foreign operations for which the functional currency is the local currency were translated into US dollars with assets and liabilities translated at the current rate on the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of July 31, 2013 and 2012, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended		Six months ended
		July 31,		July 31,
	2013	2012	2013	2012

United States	$142,305	$29,175	$193,235	$41,227
Canada	61,480	36,447	104,116	51,081

	$203,785	$65,622	$297,351	$92,308

At July 31, 2013 and January 31, 2013 substantially all of the Company’s long-lived assets were located in Canada.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.         Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the six months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ended January 31, 2014.

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

Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation. The Company determined that inventory adjustments and mark downs should be presented as a component of cost of sales on the statement of comprehensive loss. Previously, the Company had presented these amounts as a component of general and administrative expenses. This had an effect of decreasing gross profit by $4,288 and $1,893 for the three and six months ended July 31, 2012, respectively, and decreasing general and administrative and total operating expenses by $4,288 and $1,893, respectively. These revisions did not have an impact on the net change in cash or on the reported operating loss, net loss or comprehensive loss for the three and six months ended July 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consisting of cash, accounts receivable, accounts payable, and related party payables are carried at cost, which management believes approximates the fair values because of the short maturity of these instruments. The carrying amount of the Company’s note payable approximates its fair value as the interest rate is substantially comparable to rates offered for similar debt instruments. The fair values of the Company’s convertible promissory notes is estimated at $1,157,000 using estimated market interest rates of 18%, and are classified within Level 3 of the fair value hierarchy.

The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair values as follows:

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

The Company calculated the fair value at July 31, 2013 of the convertible promissory notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features not being separately accounted for and carried at fair value (Note 11(i)), using the following assumptions:

Risk-free interest rate	0.10%
Expected life (years)	1.04
Expected volatility(1)	151.47%
Estimated stock price	$0.80
Dividend yields	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping, warehousing and handling activities are included within operating expenses on the income statement.

(i)

Shipping costs associated with marketing related promotions are included as a component of general and administrative expenses as selling and marketing expense. These shipping costs were $10,698 and $19,120 for the three and six months ended July 31, 2013, respectively ($9,050 and $19,289 for the three and six months ended July 31, 2012, respectively).

(ii)	Shipping costs billed to customers are recorded as revenues and related out-bound shipping costs incurred by the Company are recorded as cost of sales.

(iii)

Warehousing and handling costs, and shipping costs associated with transfers of inventory to and from third party warehouses to the Company’s warehouse are included in general and administrative expense as warehouse management. These warehousing, shipping and handling costs for the three and six months ended July 31, 2013 were $32,864 and $38,308, respectively. ($Nil and $Nil for the three and six months ended July 31, 2012, respectively).

Derivative Liabilities

The Company evaluates its convertible debt and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815 Derivatives and Hedging. These derivatives may be included in these contracts to provide favourable terms to induce investment into the Company while preserving cash flows. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the binomial option pricing model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement

3.         Earnings Per Share

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

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the three and six months ended July 31, 2013 and 2012, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt, as their effect is anti-dilutive.

Net loss per share was determined as follows:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Numerator
Net loss	$(2,037,286)	$(239,594)	$(2,680,720)	$(412,680)
Less: Shareholder dividend	-	-	(239,680)	-
	$(2,037,286)	$(239,594)	$(2,920,400)	$(412,680)
Denominator
Weighted average common shares outstanding	31,063,239	13,377,704	30,021,276	13,201,269

Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.10)	$(0.03)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	5,776,946	1,499,506	5,776,946	1,499,506
Convertible debt	1,925,928	-	1,925,928	-
	7,702,874	1,499,506	7,702,874	1,499,506

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

5.         Accounts Receivable

On October 6, 2011, the Company entered into a factoring agreement with Liquid Capital Exchange Corp (“the factor”) whereby it sold select accounts receivable with recourse. The factor purchased eligible accounts receivable at a discount of 3.75% plus a further discount of 1/8 of 1% of the number of days elapsed from the date of purchase of the receivable exceeding 28 days. The Company bore the risk of credit loss on the receivables at all times. These receivables were accounted for as a secured borrowing arrangement and not as a sale of financial assets. Factor expense charged to operations for the three and six months ended July 31, 2013 was $Nil and $Nil, respectively (2012 - $9,172 and $6,351, respectively), recorded as finance charges on the consolidated statement of comprehensive loss.

Under the terms of the agreement, the factor could make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests.

On July 26, 2012, the Company terminated the factoring agreement and bought back all amounts outstanding under the factoring agreement. Pursuant to the termination of the factoring agreement, the Company was released from the corresponding general security agreement. As of July 31, 2013 and January 31, 2013, the amount of the factored receivables was $Nil.

6.         Inventory

Inventory of the Company consisted of the following at July 31, 2013 and January 31, 2013:

	July 31,	January 31,
	2013	2013

Finished goods	$190,545	$115,709
Raw materials	184,709	120,441

Total inventory	$375,254	$236,150

Balances are recorded at historical cost, less amounts for potential declines in value.

During the six months ended July 31, 2013, the Company recorded write downs of $13,592 to reflect the decline in value of a portion of finished goods inventory. This write down was recorded in cost of sales on the consolidated statement of comprehensive loss. Management has determined that no inventory reserve is required as at July 31, 2013 and January 31, 2013.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

7.         Equipment

Equipment of the Company consisted of the following at July 31, 2013 and January 31, 2013:

	July 31,	January 31,
	2013	2013

Furniture & equipment	$1,380	$1,380
Computer equipment	4,534	3,554
	5,914	4,934
Less: Accumulated depreciation	(3,730)	(3,092)

	$2,184	$1,842

Depreciation expense for the three and six months ended July 31, 2013 and 2012 was $412 and $559, respectively (2012: $532 and $856, respectively).

8.         Intangible Assets

Intangible assets of the Company consisted of the following at July 31, 2013 and January 31, 2013:

	July 31,	January 31,	Useful life
	2013	2013	(Years)

Trade Names/Trademarks	$24,875	$23,212	Indefinite
Website	40,657	40,657	2

	65,532	63,869
Less: accumulated amortization	(18,620)	(8,455)

	$46,912	$55,414

Amortization expense for three and six months ended July 31, 2013 and 2012 was $5,070 and $10,165, respectively (2012: $621 and $1,234, respectively).

9.         Related Party Payables

At January 31, 2013, the Company had advances from shareholders in the amount of $13,916. All shareholder advances were unsecured and payable on demand. At July 31, 2013, all advances from shareholders had been repaid. The table below summarizes the balance and interest rate of each advance at July 31, 2013 and January 31, 2013:

	July 31,	January 31,
	2013	2013

Advance, bearing interest at 19.50% per annum	$-	$9,603
Advance, non-interest bearing	-	4,313
		13,916
Less: current portion	-	(13,916)

	$-	$-

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the three and six months ended July 31, 2013, the Company incurred interest expense on the shareholder advances of $Nil and $Nil, respectively (2012: $280 and $537, respectively).

10.       Notes Payable

During the six months ended July 31, 2013, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matures on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity. The note may be repaid at any time before maturity without notice, bonus or penalty.

11.       Convertible Promissory Notes

	July 31,	January 31,
	2013	2013

Revolving Credit Facility, bearing interest at 12% per annum, due August 16, 2014.	$500,000	$500,000

Convertible promissory note payable, non-interest bearing, due June 13, 2014 (Note 12)	166,667	-

Less: debt discounts	(175,574)	(16,050)
	491,093	483,950
Less: current portion	(1,989)	(483,950)
	$489,104	$-

(i)	Revolving Credit Facility

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

In connection with the closing of the Agency Agreement, the Company issued four convertible promissory notes in the aggregate principal amount of $400,000 (the “Closing Notes”) and an aggregate of 100,000 share purchase warrants to the Lenders (the “Lender Warrants”) exercisable into one common share of the Company as follows: 25,000 Lender Warrants exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants exercisable at $0.25 until August 10, 2014.

On December 21, 2012, the Company received issued additional Notes in the principal amounts totaling $100,000. No additional lender warrants were issued in connection with this subsequent funding.

The Notes bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, were initially convertible into common shares of the Company at $0.75 per share at any time at the option of the Lender. These terms were later amended, as set forth below.

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

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which is being amortized using the effective interest method over the term of the Notes. During the three and six months ended July 31, 2013, the Company recorded accretion expense of $2,629 and $5,154, respectively, (2012: $Nil and $Nil, respectively) in respect of the accretion of this discount and $15,123 and $29,370 (2012: $Nil and $Nil, respectively), respectively, in interest in respect of these Notes.

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-lenders as follows: (i) 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”), of which 448,000 were exercisable into common shares of the Company at $0.25 per share for a period of two years and 500,000 were exercisable into common shares of the Company at $0.50 per share for a period of two years; and (ii) 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”), of which 125,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.25 per share for a period of three years and 75,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.50 per share for a period of three years. The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and is being amortized to income over the term of the Notes using the effective interest method. During the three and six months ended July 31, 2013, the Company had recorded financing expense of $26,780 and $50,164, respectively, (2012: $Nil and $Nil, respectively) in respect of the amortization of these charges. Accumulated amortization as at July 31, 2013 was $89,126 (January 31, 2013: $38,962).

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

The fair value of the Agents Warrants, the Lender Warrants and the Bridge Loan Warrants at issuance was determined using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	0.29%
Expected life (years)	2.20
Expected volatility(1)	201.94%
Estimated stock price at date of issuance(2)	$0.25
Dividend yields	0.00%

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

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

During the year ended January 31, 2013, the Company’s borrowing exceeded the required margins and these Notes entered into default. As a result, on July 22, 2013, the Company entered into an Amendment Agreement with Kalamalka and the Lenders. Pursuant to the Amendment Agreement, the Company amended the Notes to reduce the conversion price from $0.75 to $0.50 per share and amended the terms of the Lender Warrants, Bridge Loan Warrants and Agent’s Warrants such that the expiry of all of the warrants was extended by three years. In addition, the Amendment Agreement reduced the total commitment of the revolving loan facility from $800,000 to the $500,000 already advanced.

The amendments were considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting and calculated a loss on extinguishment of debt of $485,704 as the premium of the aggregate fair value of the amended notes of $778,553 over their carrying values of $488,849 immediately prior to the amendments, plus the fair value of the modification of the Lender Warrants, Bridge Loan Warrants and Agent’s Warrants. The Company calculated the fair value of the amended convertible promissory notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features, using the following assumptions:

Risk-free interest rate	0.10%
Expected life (years)	1.07
Expected volatility(1)	151.47%
Estimated stock price (2)	$0.52
Dividend yields	0.00%

The fair value of the modification of the Lender Warrants, Bridge Loan Warrants and Agent’s Warrants of $196,000 was determined as the difference between the fair value of these warrants immediately prior to the amendments and the fair value of these warrants immediately after the amendment. The fair values were determined using the Black Scholes option pricing model with the following weighted average assumptions:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Risk-free interest rate	1.03%
Expected life (years)	4.25
Expected volatility(1)	249.92%
Estimated stock price at date of issuance(2)	$0.52
Dividend yields	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

(2)	The estimated stock price of $0.52 was based on the quoted market price of the Company’s stock on the measurement date

The loss was recorded on the consolidated statement of operations during the three and six months ended July 31, 2013, with a corresponding credit to additional paid in capital. In connection with the reduction in borrowing capacity, the Company wrote off $56,555 of unamortized deferred finance charges in proportion to the decrease in the borrowing capacity. This cost was recognized as finance charges on the consolidated statement of operations during the three and six months ended July 31, 2013.

At July 31, 2013, the Company’s borrowing was in excess of the required margins under these Notes. Subsequent to period end and during the first week of August 2013 the Company’s borrowing base was increased by approximately $80,000 through a significant procurement of inventory permitting the Company to record these Notes as a non-current obligation.

(ii)Convertible Promissory Note

On June 12, 2013, the Company issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On June 13, 2013, the Company received $150,000, after a 10% original issue discount, with the remaining balance of the promissory note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion.

The maturity date for the promissory note is June 13, 2014. The principal sum, plus any accrued but unpaid interest thereon, of the promissory note may be converted, at any time by the lender, into shares of common stock of the Company at a price which is the lesser of $1.20 or 60% of the lowest trade price in the 25 trading days prior to the conversion (the “Conversion Price”).

The Conversion Price of the debenture will be subject to an additional 10% discount in the event the shares issued upon conversion are not eligible for delivery under the Deposit/Withdrawal At Custodian (DWAC) system and an additional 5% discount in the event the shares issued upon conversion are ineligible for deposit into the Depository Trust Company (DTC) system.

The Company was permitted to repay the promissory note at any time on or before September 11, 2013 with no interest being applied. If the Company did not repay the promissory note by that date, then a one-time interest charge of 12% will be applied to the principal sum.

Subsequent to July 31, 2013, the Company repaid the promissory note in full and no interest was applied.

The Company agreed that the terms of the promissory note will be amended if any securities are issued, while the promissory note is outstanding, at terms more favourable to the terms contained in the promissory note, such that the more favourable terms will become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative liability in the Company’s consolidated financial statements (Note 12).

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

In addition, the Company has granted piggyback registration rights such that the shares issuable upon conversion will be included in the next registration statement filed with the Securities and Exchange Commission. Failure to include these shares in such a registration statement will result in liquidating damages of 25% of the outstanding principal, but in no case less than $25,000, payable in cash or as an addition to the principal balance, at the option of the lender. Management has determined the incurrence of any liquidating damages is remote and not recorded the any provision in the period.

The Company allocated the proceeds from the issuance of the Note first to the derivative liability, at its fair value, with the remainder being allocated to the Note. The fair value of the derivative liability of $265,000 at issuance resulted in a debt discount at issuance of $166,667, the entire principal balance of the Note. This discount is being amortized using the effective interest method over the term of the Note. During the three and six months ended July 31, 2013, the Company recorded accretion expense of $1,989 and $1,989, respectively, (2012: $Nil and $Nil, respectively) in respect of the accretion of this discount.

12.       Derivative Liability

The Company has a derivative liability associated with the convertible promissory note issued on June 13, 2013 (Note 11 (ii)).

As a result of the application of ASC 815, the Company has recorded this derivative liability at its fair value as follows:

Derivative liability, January 31, 2013	$-
Fair value at commitment date	265,000
Fair value mark to market adjustment	338,300

Derivative liability, July 31, 2013	$603,300

On the commitment date of the related convertible promissory note, the Company recorded a debt discount to the extent of the gross proceeds of the promissory note, and immediately expensed the remaining derivative value of $115,000 as a derivative expense on the consolidated statement of comprehensive loss for the three and six months ended July 31, 2013.

The fair value of the derivative liability at the commitment and the re-measurement date of July 31, 2013 were based on the following management assumptions:

		Commitment
	July 31, 2013	date
Risk-free interest rate	.011%	0.14%
Expected life (years)	0.87	1.00
Expected volatility(1)	147.18%	195.11%
Estimated stock price at date of issuance	$0.80	$1.19
Dividend yields	0.00%	0.00%

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

Subsequent to July 31, 2013, the Company repaid the promissory note in full and this derivative liability was extinguished.

13.       Stockholders’ Equity

Authorized

There is 100,000,000 common voting shares with a par value of $0.001 authorized for issuance.

Issued and Outstanding

As of July 31, 2013, the Company had 31,904,000 (January 31, 2013: 28,522,000) shares of common stock issued and outstanding.

Equity Transactions

Disclosure in respect of share issuances made before July 30, 2012 has not been retrospectively restated to reflect the exchange ratio of 2.14506 in relation to the reverse acquisition.

During the six months ended July 31, 2013:

i)

On February 21, 2013, the Company reduced the price of 200,000 units and 14,000 common shares issued during the year ended January 31, 2013 from $0.50 to $0.25 per unit and share, respectively. Consequently, the Company issued 200,000 units and 14,000 common shares for no additional consideration. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.75 per share for a period of two years from the date of the initial offering. The Company determined that the aggregate fair value on the grant date of these units and shares was $239,680 and recorded the entire amount as a shareholder dividend in the financial statements during the three months ended July 31, 2013. The fair value of $1.12 per share was determined by reference to the quoted market price of the Company’s stock on the date of issuance.

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

iii)	On May 6, 2013, the Company issued 1,000,000 shares of common stock at a price of $0.25 per share for gross proceeds of $250,000 to be received in four tranches as follows:

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

The Company received the first tranche of $50,000 at the Closing. In connection with the 800,000 common shares issuable in connection with the First Tranche, the Second Tranche and the Final Tranche, the Company entered into an escrow agreement pursuant to which these shares will be placed in escrow to be released when the Company receives full payment for such shares. Proceeds of $200,000 associated with the First Tranche, Second Tranche and the Final Tranche have been recorded as share subscriptions receivable at July 31, 2013.

The Company paid a finders’ fee of 20,000 warrants in connection with this private placement. These warrants are exercisable at $0.25 per share for a period of two years.

iv)

On June 3, 2013, the Company issued 75,000 common shares in exchange for services rendered pursuant to a consulting agreement dated April 11, 2013. The shares were recorded at a fair value of $89,250. The fair value of $1.19 per share was determined with reference to the quoted market price of the company’s common stock on the commitment date.

During the year ended January 31, 2013:

i)

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

ii)

On July 16, 2012, Naked issued 63,321 shares of Class E common stock fair valued at $15,486, in addition to $8,238 cash, to extinguish debt of $21,372. This resulted in a loss of $2,352. The fair value of $0.25 per share was determined with reference to the subscription price of the most recent share offerings, for which the funds raised were being used to provide financing to the Company.

iii)

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

v)

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

vi)

On October 12, 2012, the Company issued 14,000 shares at $0.50 per share for gross proceeds of $7,000. Subsequent to January 31, 2013, the Company amended the subscription price for these shares to $0.25 per share and, consequently, the Company issued an additional 14,000 shares for no additional consideration.

vii)	On November 24, 2012, the Company issued 400,000 common shares at CDN$0.25 per share for gross proceeds of $100,330 (CDN$100,000).

viii)

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

ix)

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

x)	On January 8, 2013, the Company issued 400,000 shares at $0.25 per share for gross proceeds of $100,000. There was share issuance cost of $8,000 in connection with this issuance.

Shares to be Issued

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

i)

Pursuant to an Investor Relations agreement dated December 6, 2012, the Company agreed to issue 15,000 common shares in exchange for services to be rendered. At July 31, 2013, these shares had not yet been issued. The Company determined that the fair value on the grant date of these shares was $3,750 and recorded the entire amount as compensation expense in the financial statements for the year ended January 31, 2013. The fair value of $0.25 per share was determined by reference to the price at which common shares were being sold in private placement offerings at or around the transaction date.

ii)

Pursuant to a consulting agreement dated February 15, 2013 (the “Consulting Agreement”), the Company agreed to issue shares in exchange for services to be rendered during the term of the Consulting Agreement, to September 30, 2013. The consultant is entitled to receive a monthly fee of $4,500 payable in shares, based on the average closing price of the Company’s shares for the first month of trading commencing on the date of the Consulting Agreement. As a result, the Company will issue 3,979 shares per month for the term of the agreement. At July 31, 2013, the Company has recorded $17,508 (January 31, 2013: $nil) in fees to be paid in shares pursuant to this Consulting Agreement, which is included in accounts payable and accrued liabilities.

iii)

Pursuant to a debt settlement agreement dated July 8, 2013, the Company agreed to issue 4,304 common shares, as payment to a vendor of $4,820 owing. The amount owing is included in accounts payable and accrued liabilities at July 31, 2013 and will be derecognized upon issuance of the shares in settlement of the amount owing.

iv)

Pursuant to a debt settlement agreement dated July 18, 2013, the Company agreed to issue 25,000 common shares as payment to a vendor of $15,000 in respect of consulting fees rendered. The amount owing is included in accounts payable and accrued liabilities at July 31, 2013 and will be derecognized upon issuance of the shares in settlement of the amount owing.

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

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the six months ended July 31, 2013 and for the year ended January 31, 2013 is presented below:

			Weighted
		Weighted	Average Grant
	Number of	Average	Date
	Shares	Exercise Price	Fair Value
Outstanding at January 31, 2012	-
Granted	1,885,000	$0.25	$0.24

Outstanding at January 31, 2013	1,885,000	$0.25
Granted	1,305,000	$0.93	$0.50

Outstanding at July 31, 2013	3,190,000	$0.53

Exercisable at July 31, 2013	2,171,820	$0.63	$0.30

Exercisable at January 31, 2013	668,728	$0.25	$0.24

At July 31, 2013, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

	Exercise		Expiry	Remaining
Number	Price		Date	Contractual Life
1,000,000	$0.25	(1)	July 30, 2022	9.00
285,000	$0.25	(2)	July 30, 2014	1.00
150,000	$1.25	(3)	June 18, 2015	1.88
150,000	$1.75	(3)	June 18, 2015	1.88
200,000	$2.25	(3)	June 18, 2015	1.88
150,000	$0.25	(4)	July 19, 2015	1.97
150,000	$0.50	(4)	July 19, 2015	1.97
150,000	$0.75	(4)	July 19, 2015	1.97
15,000	$0.25	(5)	July 25, 2015	1.98
600,000	$0.25	(6)	October 9, 2017	4.19
50,000	$0.25	(7)	February 1, 2018	4.51
20,000	$0.25	(8)	February 1, 2015	1.51
90,000	$0.25	(9)	February 14, 2015	1.54
30,000	$0.25	(10)	April 1, 2016	2.67
150,000	$0.25	(11)	May 1, 2018	4.75

3,190,000

(1)

The stock options vest over a period of two years from the grant date. At July 31, 2013 500,000 of these options had vested and the Company had recognized stock based compensation expense of $31,467 and $61,907 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options. Remaining stock based compensation expense of $124,499 will be recognized over the remaining vesting term of these options.

(2)

These stock options vest over a period of two years from the grant date. At July 31, 2013, 171,820 of these options had vested and the Company had recognized stock based compensation expense of $21,057 and $28,100 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options. Remaining stock based compensation expense of $69,353 will be recognized over the remaining vesting term of these options.

(3)

These stock options had fully vested at July 31, 2013 (January 31, 2013: none of these options had vested) and the Company has recognized $214,726 and $214,726 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(4)

These options vest over a period of one year from the grant date. At July 31, 2013, 225,000 of these options had vested (January 31, 2013: None of these options had vested) and the Company had recognized stock based compensation expense of $100,633 and $100,633 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(5)

These stock options had fully vested at July 31, 2013 and the Company has recognized stock based compensation of $8,513 and $8,513 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

(6)

These stock options had fully vested at July 31, 2013 and January 31, 2013 and the Company has recognized stock based compensation expense of $Nil during the three months ended July 31, 2013 (2012: $Nil) in respect of these options.

(7)

These stock options had fully vested at July 31, 2013 and the Company has recognized stock based compensation expense of $Nil and $11,090 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(8)

These stock options had fully vested at July 31, 2013 and the Company has recognized stock based compensation expense of $Nil and $3,737 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(9)

These stock options had fully vested at July 31, 2013 and the Company has recognized stock based compensation expense of $Nil and $18,456 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(10)

These stock options will be fully vested on April 1, 2014. The Company has recognized stock based compensation expense of $8,199 and $10,784 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options. Remaining stock based compensation expense of $21,745 will be recognized over the remaining vesting term of these options.

(11)

These stock options vest over a period of two years from the grant date. The Company has recognized stock based compensation expense of $21,527 and $21,527 during the three and six months ended July 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options. Remaining stock based compensation expense of $151,164 will be recognized over the remaining vesting term of these options.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At July 31, 2013, the aggregate intrinsic value of stock options outstanding is $1,358,750 and exercisable is $855,000 (January 31, 2013: $Nil and $Nil, respectively).

During the three and six months ended July 31, 2013, the Company recognized a total fair value of $406,122 and $479,473, respectively (2012: $Nil and $Nil, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2013	2012
Expected term of stock option (years) (1)	1.57	5.11
Expected volatility (2)	178.08%	272.27%
Estimated stock price at date of issuance(3)	$0.80	$0.25
Risk-free interest rate	0.20%	0.67%
Dividend yields	0.00%	0.00%

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

(3) An estimated stock price of $0.25 per share was determined with reference to the subscription for which the funds raised during the year ended January 31, 2013, were being used to provide financing to the Company. This was considered to be the most appropriate basis on which to estimate the fair value of the Company’s stock for stock options granted prior to February 15, 2013 because, at the time of these transactions, the Company’s stock was not being traded on an active market.

Share Purchase Warrants

At July 31, 2013, the Company had 2,586,946 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
214,506	$0.75	July 30, 2014
498,000	$0.25	August 10, 2017
500,000	$0.50	August 10, 2017
400,000	$0.75	September 24, 2014
400,000	$0.50	November 26, 2014
100,000	$0.50	December 10, 2014
120,000	$0.25	April 19, 2015
104,440	$0.75	April 19, 2015
150,000	$0.25	August 10, 2018
100,000	$0.50	August 10, 2018

2,586,946

A summary of the Company’s share purchase warrants outstanding is presented below:

			Weighted
	Number of		Average
	Warrants		Exercise Price
Outstanding at January 31, 2012	100,000	CADS	0.75
Cancelled	(100,000)	CAD$	0.75
Re-issued pursuant to the Acquisition (Note 4)	214,506	USD$	0.75
Issued	1,948,000	USD$	0.44
Outstanding at January 31, 2013	2,162,506	USDS	0.47
Issued	424,440	USD$	0.60

Outstanding at July 31, 2013	2,586,946	USD$	0.49

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

14.       Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have an adverse effect on the Company’s business.

For the three and six months ended July 31, 2013, the Company had concentrations of sales with Customer A equal to 37% and 39%, respectively (2012: 0% and 0%, respectively) and Customer B equal to 8% and 14%, respectively (2012: 18% and 13%, respectively). As at July 31, 2013 the accounts receivable balance for Customer A was $45,407 (January 31, 2013: $325,530) and for Customer B was $33,964 (January 31, 2013: $11,203).

15.       Commitments

During year ended January 31, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) dated October 9, 2012 pursuant to which the Company will pay $5,000 per month effective September 1, 2012 for consulting services, for a two year period.

16.       Subsequent Events

Subsequent to July 31, 2013;

(a)

On September 3, 2013 the Company issued a promissory note in the principal amount of $150,000 plus accrued and unpaid interest and any other fees. The promissory note is due on January 6, 2014, repayable in equal semi-monthly installments over the terms of the note. The note bears a one-time interest charge of 15% or $22,500 and may be repaid at any time before maturity without notice of penalty. The Company issued 100,000 shares of common stock of the Company to the lender as additional consideration for the loan. In addition, the Company granted piggyback registration rights to the lender whereby the Company will include the 100,000 shares issued to the lender in the next registration statement filed with the Securities and Exchange Commission (the “SEC”). The proceeds of this loan were used to settle the promissory note in Note 11(ii).

(b)

On September 10, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”), pursuant to which the Company has the right to sell to LPC up to $8,300,000 in shares of common stock of the Company, subject to certain limitations set forth in the Purchase Agreement.

Upon signing the Purchase Agreement, LPC purchased 600,000 shares of common stock for $300,000 as an initial purchase under the Purchase Agreement (the “Initial Purchase Shares”).

On September 10, 2013, the Company and LPC also entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement (the “Registration Statement”) with the SEC to register the resale of the shares of common stock issued and issuable to LPC pursuant to the Purchase Agreement.

Upon the satisfaction of the conditions set forth in the Purchase Agreement, including the Registration Statement being declared effective by the SEC, the Company will have the right, over a 24-month period, to sell up to an additional $8.0 million worth of shares of common stock of the Company to LPC, upon the terms set forth in the Purchase Agreement.

In consideration for entering into the Purchase Agreement, the Company issued to LPC 919,500 shares of common stock of the Company as a commitment fee and may issue up to 330,000 additional shares of common stock of the Company pursuant to the terms of the Purchase Agreement.

(c)	Pursuant to a debt settlement agreement dated September 18, 2013, the Company agreed to issue 63,492 common shares for amounts owing to a vendor in respect of consulting fees rendered.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

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

We will continue to produce men’s undergarments and we began selling t-shirts during November, 2012. We are rigorously working to develop a women’s line and we intend to ship limited styles of women’s underwear by the first quarter of fiscal 2015.

Recent Corporate Developments

Since the commencement of our second quarter ended July 31, 2013, we have experienced the following significant corporate developments:

1.	We launched a new line of coloured pima cotton t-shirts and recognized sales of these t-shirts through existing customer channels and online sales.

2.

We spent $54,000 in product development and design costs for fabric samples, patterns, and design consulting related to our women’s line. We announced in a news release on May 29, 2013 that we would be showing the line at tradeshows and to key buyers during July and August, 2013, however, based on initial feedback from agents and select target customers; we have postponed the release of these samples until the fourth quarter of fiscal 2014.

3.

We expended approximately $34,800 on product development on our men’s lines to achieve consistent fits across all of our product lines and to add our sub-line, NKD, Tencel, and Silver lines to our product mix. These changes appropriately positioned our inventory and product offering mix against our competitors.

4.

We launched NKDunderwear.com, an e-commerce store for sales of our NKD sub line, which was launched at Holt Renfrew’s discount chain, HR2 in the Spring of 2013. Our NKD line is targeted at the 18-25 year old male and includes an assortment of cotton modal blends and a microfiber line in a variety of colours.

5.	We showcased our fall/winter 2013 and spring/summer 2014 men’s collection at the biannual fashion trade show Project, in New York City in July, 2013 and at Magic in Las Vegas in August, 2013.

6.

We announced the appointment of a new director to our board of directors, Mr. Andrew Kaplan. Mr. Kaplan brings extensive experience and background in corporate finance to our board, and represents our first independent board member since the Acquisition.

7.

As a result of convertible promissory notes issued under a revolving loan agreement with Kalamalka Partners and certain lenders (the “Lenders”) (the “Notes”) entering into default during the year ended January 31, 2013, we entered into an Amendment Agreement on July 22, 2013 with the Lenders (the “Amendment Agreement”), pursuant to which we amended the terms of the Notes such that the conversion price was reduced from $0.75 to $0.50 per share and the expiry of 1,248,000 warrants issued in connection with the Notes were extended by three years. In addition, the Amendment Agreement reduced the total commitment of the revolving loan facility from $800,000 to the $500,000 already advanced. As a result of the Amendment Agreement, these Notes are no longer in default.

8.	We launched a new PR campaign, Exposed, which features up and coming celebrities featured in a photo shoot, video interview and testimonial, aimed at increasing brand awareness.

9.

On May 6, 2013, we issued an aggregate of 1,000,000 shares at a price of $0.25 per share for gross proceeds of $250,000 to be received in tranches over a term of one year. The first $50,000 was received during our first fiscal quarter.

10.

During the second quarter, we received $75,000 in respect of a promissory note dated August 1, 2013 in the principal amount of $75,000. The promissory note matures on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity. The note may be repaid at any time before maturity without notice, bonus or penalty.

11.

On September 4, 2013 we received $150,000 in respect of a promissory note in the principal amount of $150,000. The promissory note bears a one-time interest charge of 15% and is to be repaid in equal principal and interest instalments bi-monthly over its term to maturity on January 4, 2014. In connection with the issuance of this note, we issued 100,000 shares of our common stock to the lender as additional consideration for the loan.

12.	On September 10, 2013 we repaid a convertible promissory note issued on June 13, 2013 in the principal amount of $166,667.

13.

On September 10, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”), pursuant to which we will have the right to sell to LPC up to $8,300,000 in shares of our common stock, subject to certain limitations set forth in the Purchase Agreement.

Upon signing the Purchase Agreement, LPC purchased 600,000 shares of common stock for $300,000 as an initial purchase under the Purchase Agreement (the “Initial Purchase Shares”).

In connection with the Purchase Agreement, we also entered into a registration rights agreement with LPC (the “Registration Rights Agreement”), pursuant to which we are required to file a registration statement (the “Registration Statement”) with the SEC to register the resale of the shares of common stock issued and issuable to LPC pursuant to the Purchase Agreement.

Upon the satisfaction of the conditions set forth in the Purchase Agreement, including the Registration Statement being declared effective by the SEC, we will have the right, over a 24-month period, to sell up to an additional $8.0 million worth of shares of our common stock of the Company to LPC, upon the terms set forth in the Purchase Agreement.

In consideration for entering into the Purchase Agreement, we issued to LPC 919,500 shares of our common stock as a commitment fee and may issue up to 330,000 additional shares pursuant to the terms of the Purchase Agreement.

Outlook

We will continue to operate in the men’s undergarment market and have no current plans to change operations.

All of our employees are focused on helping us achieve five key sales objectives for the fiscal year ended January 2014:

1)	Ship 100 fixtures with minimum 72 units of product to boutiques;

2)	Ship 100 boutiques our T-shirt program which is a seasonal colour program;

3)	Ship 100 orders online a day;

4)	Ship a double unit pack of underwear on a regular basis of our NKD sub-line to an international retailer which has an estimated potential of at least 280,000 units per year;

5)	Receive department store purchase orders from Selfridges, De bijenkorf, and Hudson Bay Company (60+ doors).

If we are able to achieve these targets, the Company will have estimated revenue of greater than $500,000 on a monthly basis with annualized revenue greater than 5 million.

We have been working on securing financing to ensure we can order adequate inventory for quarter three and four to ship to new key customers. As outlined above, we entered into the Purchase Agreement with LPC which we expect will enable us to fund the procurement of inventory for the immediate future.

We anticipate continuing to invest in product development to develop our women’s line throughout quarter three and four.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013

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

Revenue

During the three months ended July 31, 2013, we generated net sales of $203,785 compared to $65,622 for the same period in 2012, an increase of $138,163, or 211%. Net sales increased as a result of increased sales to key wholesale customers, sales to new boutique customers and from increased online orders. We also realized approximately $26,000 in sales of seasonal close outs through a new off-sales relationship with a discount department store chain. We shipped to 72 boutique stores and 3 department stores versus 57 boutique stores and 1 department store, in the current quarter year over year. We also saw a 215% increase in our online sales, year over year.

Concurrently, we had an increase in cost of sales due to the higher volume of sales. Our gross profit margin was 10% in the quarter ended July 31, 2013 compared to 15% in the quarter ended July 31, 2012. The significantly lower than average profit margin this quarter is due to a few different factors. We incurred higher shipping costs on a large shipment of inventory to reduce travel time in order to fill the order on a timely basis. In addition, we sold inventory at a lower margin to one of our concentrated customers as a result of a delay in our ability to fulfill orders from this customer due in the first quarter due to low inventory levels. We incurred cost of sales of approximately $15,000 over and above those anticipated as a result of additional packaging materials purchased in connection with a packaging error on product received from a vendor. This type of error is anticipated to be reduced because of the addition of our full-time sourcing and production manager and the appointment of an international agency to do onsite inspections ahead of shipments. The lower margins are also a result of the sale of marked down inventory items through our off-sales relationships, as described above.

The comparative quarter ended July 31, 2012 also reported lower than average margins because of significant increases in the cost of production as a result of doing smaller inventory runs; we realized higher margins in subsequent periods.

Operating Expenses

	Three months ended July 31,		Change
General and administrative	2013	2012	$	%
Bad debts	$(6,687)	$3,224	(9,911)	(307.4)%
Bank charges and interest	1,905	576	1,329	230.7%
Consulting	33,178	39,143	(5,965)	(15.2)%
Depreciation	5,482	1,137	4,345	382.1%
Insurance	13,979	1,022	12,957	1267.8%
Investor relations	45,590	-	45,590	N/A
Marketing	87,403	39,809	47,594	119.6%
Occupancy and rent	7,131	6,141	990	16.1%
Office and miscellaneous	31,815	27,017	4,798	17.8%
Product development	95,531	12,292	83,239	677.2%
Professional fees	81,163	37,504	43,659	116.4%
Salaries and benefits	115,018	41,564	73,454	176.7%
Share based compensation	406,122	3,107	403,015	12971.2%
Transfer agent and filing fees	10,611	-	10,611	N/A
Travel	35,135	15,917	19,218	120.7%
Warehouse management	32,864	-	32,864	N/A
Total	$996,240	$228,453

There was an increase in general and administrative expenses to $996,240 for the three months ended July 31, 2013, compared to $228,453 for the three months ended July 31, 2012. Of the $996,240, $417,950 was related to non-cash charges.

We incurred investor relations expenses of $45,590 this past quarter. We engaged a couple of firms to assist in our raising effort capital through communications directed to the institutional and retail investment community on behalf of our company, which involved expenses of $45,000, of which approximately $6,300 of this amount is payable in shares of our common stock.

Our marketing expenses increased due to the design and development of various marketing materials, and from sample giveaways. We spent approximately $10,000 on a celebrity “Exposed” campaign, which brought us online exposure, including an article on the homepage of WWD today. We spent approximately $8,000 on new promotional materials, including new catalogues, trend books and posters and approximately $4,700 for presentation materials related to our women’s collection, which is currently under development. Marketing expenses this quarter also included approximately $26,000 in sample giveaways to new and existing customers of our newer product lines, including t-shirts and our NKD line of undergarments.

During the current period, we incurred additional expenses as compared to the first quarter in fiscal 2013 related to maintaining our listing on the public market, including transfer agent and filing fees, which in the current quarter included the filing of our annual report and first interim report, increased insurance expense related to director and officer liability insurance, and professional fees associated with financing activities and new contracts with advisors and consultants.

During the current quarter we incurred significant consulting and development costs related to the design and development of our women’s line, silver men’s line and our Naked sub-line undergarments. We have engaged a women’s line design consultant at a fee of $7,500 per month and in addition incurred costs of approximately $27,500 in the design and development of samples and in fabric and patterns. Product development this quarter also included approximately $34,800 in design consulting, patterns and samples related to a new silver men’s line product and other design improvements. In the prior year, these lines was not under development and our product development costs were related to new fabric samples on existing product lines.

Our total expenditures on women’s line development during the current quarter were $54,000, including marketing expenses of $4,700, design consulting fees of $22,000 and approximately $27,500 in fabric and sample production, as outlined above.

Salaries and benefits increased by $73,454 due to increased corporate and operational activities which has necessitated the hiring of additional staff members to support marketing, product sourcing, finance and operations. Our number of staff has approximately doubled and includes the addition of finance support staff, a production manager, an account manager, and a technical supervisor. This resulted in increased salary expense of approximately $60,000 in the current quarter. The remaining salary increases of approximately $14,000 over the comparative period are attributable to salary increases for management, which were effective in July, 2012.

The value of management’s stock options expensed for the period was $132,100, relating to the periodic allocation over the vesting period of the expense related to stock options granted to management in July, 2012 and related to stock options granted in the current period in connection with the appointment of a new director. Also included in share based compensation is an amount of $29,726 related to the periodic allocation over the vesting period of stock options granted to employees during our first and second quarter of the current year, and an amount of $244,296 for stock options granted to consultants of our company engaged for key person and promotional alignment.

We continue to incur significant costs for travel. The CEO and CFO have been traveling to meet with investment banks in conjunction with potential financings. Travel expenses also included CEO and staff trips to the United States and Canada for tradeshows, customer relations trips and product knowledge sessions.

We incurred significant expenses for warehouse management this quarter because we have outsourced our shipping to US customers and warehouse storage to a third party logistics company. Warehouse management costs were approximately $10,000 higher this quarter than anticipated as a result of additional handling expenses incurred in connection with a packaging error on product received from a vendor. This type of error is anticipated to be reduced because of the addition of our full-time sourcing and production manager. In addition we have contracted an international agency to do onsite inspections ahead of shipments. We anticipate warehouse management costs will be lower in the following quarters, but will increase proportionately as our sales increase.

Other income and expenses

We incurred interest expenses of $12,835 for the three months ended July 31, 2013 as compared to $7,953 for the same period in 2012, an increase of $4,882. This increase in interest is attributable to the revolving loan agreement entered into in August, 2012 and accretion expense associated with this financing arrangement, offset by a reduction in interest costs related to factoring expenses incurred in the comparative period.

Financing charges increased to $96,912 for the three months ended July 31, 2013 from $9,149 for the three months ended July 31, 2012. This was mostly the result of the write off of deferred financing fees of $56,555 during the current quarter in connection with the Amendment Agreement, which reduced the credit available under the Notes, therefore requiring a proportionate write off of the financing fees incurred in connection with the original issuance of the Notes.

We have derivative expense of $115,000 during the current quarter due to a one-time non-cash charge associated with the issuance of a convertible promissory note in the current quarter that resulted in a derivative liability being recorded in our financial statements. The derivative liability arose in connection with a full ratchet provision included in the note, which provided the lender the right to obtain amended terms under the note equal to any more favourable terms provided to other lenders while the note was outstanding. The effect of this derivative liability also resulted in a $338,300 charge to our statement of comprehensive loss for a fair value mark to market adjustment as a result of the application of derivative accounting rules. These charges did not represent a cash outlay for our company. Subsequent to July 31, 2013, we repaid this note in full and, consequently, we do not anticipate these charges affecting our operating results in future periods after its settlement.

In addition, other income and expenses for the three months ended July 31, 2013 includes a $485,704 loss associated with the amendment to the Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes. This loss did not represent any cash outlay for our company and, as a result of the amendments these Notes were no longer in default.

There were no such financing charges, derivative fair value adjustments or other gain or losses during the comparative period in 2012.

Net loss and comprehensive loss

Our net loss for the three months ended July 31, 2013 was $2,037,286, or $0.07 per share, as compared to a net loss of $239,594, or $0.02 per share, for the three months ended July 30, 2012, as a result of the increased general and administrative expenses and financing expenses, as described above.

Our other comprehensive income for the three months ended July 31, 2013 was $Nil, as compared to a comprehensive loss of $290 for the three months ended July 30, 2012. Other comprehensive loss in the comparative period was a result of foreign currency translation gains and losses. In the current period, these foreign currency translation gains and losses are accumulated in net income due to a change in functional currency effective during the fourth quarter of fiscal 2013.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2013

Revenue

During the six months ended July 31, 2013, we generated net sales of $297,351 compared to $92,308 for the same period in 2012, an increase of $205,043, or 222%. Net sales increased as a result of increased sales to new key wholesale customers, including Nordstrom, sales to new and existing boutique customers and from increased online orders. We also realized sales through new “off-sales” relationships. We shipped to 86 boutique stores and 3 department stores versus 78 boutique stores and 1 department store year over year.

Concurrently, we had an increase in cost of sales due to the higher volume of sales. Our gross profit margin was 17% for the six months ended July 31, 2013 compared to 31% for the six months ended July 31, 2012. Our profit margins are lower than in preceding periods due to a combination of factors. During the current year, we recorded inventory write-downs related to a change in waistband. In addition, we incurred higher shipping costs on a large shipment of inventory to reduce travel time in order to fill the order on a timely basis and we sold inventory at a lower margin to one of our key wholesale customers as a result of a delay in our ability to fulfill orders from this customer due to low inventory levels in the first quarter. The remaining decrease as compared to the prior year was from a larger than average profit margin in the first quarter of fiscal 2013 as a result of a valuation write down from quarter four of fiscal 2012.

Operating Expenses
	Six months ended July 31,		Change
General and administrative	2013	2012	$	%
Bad debts	$(1,764)	$3,224	(4,988)	(154.7)%
Bank charges and interest	3,308	1,355	1,953	144.1%
Consulting	86,417	63,163	23,254	36.8%
Depreciation	10,723	2,090	8,633	413.1%
Insurance	28,058	2,055	26,003	1265.4%
Investor relations	179,452	-	179,452	N/A
Marketing	164,141	61,263	102,878	167.9%
Occupancy and rent	14,941	13,198	1,743	13.2%
Office and miscellaneous	60,601	41,174	19,427	47.2%
Product development	125,134	27,161	97,973	360.7%
Professional fees	160,458	106,464	53,994	50.7%
Salaries and benefits	191,764	62,760	129,004	205.6%
Share based compensation	479,473	3,107	476,366	15332.0%
Transfer agent and filing fees	12,779	-	12,779	N/A
Travel	66,036	29,486	36,550	124.0%
Warehouse management	38,308	-	38,308	N/A
Total	$1,619,829	$416,500

There was an increase in general and administrative expenses to $1,619,829 for the six months ended July 31, 2013, compared to $416,500 for the six months ended July 31, 2012. Of the $1,619,829, $507,704 was related to non-cash charges.

We incurred higher consulting charges this period over the prior year. The increase was due to $30,000 in monthly retainer under our brand management contract with Shark Branding and Daymond John, $12,500 in fees associated with a customer account representative engaged during the period, and $10,500 paid for merchandising consulting in respect to our women’s collection. We also launched a temporary shop at the Hudson Bay Company in Vancouver, British Columbia, to sell product, which cost us $10,000 but brought in the exposure we anticipated, so we could receive buyer’s meetings for Lord and Taylor and the Hudson Bay Company.

We incurred investor relations expenses of $179,452 during the six months ended July 31, 2013. We engaged a couple of firms to assist in our raising capital effort by making introductions for the Company, which involved expenses of approximately $66,700, of which approximately $17,500 were for non-cash charges that are payable in common shares of the Company. Also included in investor relations expense is a non-cash charge of $89,250 related to shares to be issued to an investment company who has been engaged to assist with communications with respect to the institutional and retail investment community, and charges of $21,875 related to a one year advertising campaign directed at increasing our exposure to the investment community.

Our marketing expenses increased significantly due to the design and development of new marketing materials, and from promotional events we attended, which also resulted in higher travel expenses during the period. We spent approximately $10,000 on a celebrity “Exposed” campaign, which brought us online exposure, including an article on the homepage of WWD today. We spent approximately $10,000 on new promotional materials, including new catalogues, trend books and posters and approximately $14,500 for presentation materials related to our women’s collection, which is currently under development. Marketing expenses this period also included approximately $10,000 in costs related to our appearance on The View and $37,000 in sample giveaways to new and existing customers from our newer product lines, including t-shirts and our Naked sub-line of undergarments.

During the current period, we incurred additional expenses as compared to the comparative period in fiscal 2013, to maintain our listing on the public market, including transfer agent and filing fees, increased insurance expense related to director and officer liability insurance, and professional fees associated with financing activities and new contracts with advisors and consultants.

During the current quarter we incurred a total of $105,000 in consulting and product development costs related to the planning, design and development of our women’s line. We have engaged a women’s line design consultant at a cost of CAD$7,500 per month and in addition incurred costs of approximately $39,500 in the design and development of samples and in fabric and patterns. Product development this quarter also included approximately $22,000 in design consulting, patterns and samples related to a new silver men’s line product and other design improvements. In the prior year, these new product lines was not under development and our product development costs were related to new fabric samples on existing product lines.

Our total expenditures on women’s line development during the current period were approximately $105,000, including consulting fees of $10,500, marketing expenses of $14,500, design consulting fees of $36,600 and approximately $39,500 in fabric and sample production, as outlined above.

Salaries and benefits increased by $129,004 due to increased corporate and operational activities which has necessitated the hiring of additional staff members to support marketing, product sourcing, finance and operations. Our number of staff has approximately doubled and includes the addition of finance support staff, a production manager, an account manager, and a technical supervisor. This resulted in increased salary expense of approximately $86,000 in the current period. The remaining salary increases were mostly attributable to salary increases for management, which were effective in July, 2012.

The value of management’s stock options expensed for the period was $162,541, relating to the periodic allocation over the vesting period of the expense related to stock options granted to management in July, 2012 and related to stock options granted in the current period in connection with the appointment of a new director. Also included in share based compensation is an amount of $65,593 related to the periodic allocation over the vesting period of stock options granted to employees during the current period, and an amount of $251,339 for stock options granted to consultants of our company engaged for key person and promotional alignment.

We continue to incur significant costs for travel. The CEO and CFO have been traveling to meet with investment banks in conjunction with potential financings. Travel expenses also included CEO and staff trips to the United States and Canada for tradeshows, customer relations trips and product knowledge sessions.

We incurred significant expenses for warehouse management this quarter because we have outsourced our shipping to US customers and warehouse storage to a third party logistics company. Warehouse management costs were approximately $10,000 higher this quarter than anticipated as a result of additional handling expenses incurred in connection with a packaging error on product received from a vendor. We anticipate warehouse management costs will be lower in the following quarters, but will increase proportionately as our sales increase.

Other income and expenses

We incurred interest expenses of $30,080 for the six months ended July 31, 2013 as compared to $10,699 for the same period in 2012, an increase of $19,381. This increase in interest is attributable to the revolving loan agreement entered into in August, 2012 and accretion expense associated with this financing arrangement, offset by a reduction in interest costs related to factoring expenses incurred in the comparative period.

Financing charges increased to $121,761 for the six months ended July 31, 2013 from $11,479 for the six months ended July 31, 2012. This was mostly the result of the regular amortization of financing fees associated with the issuance of the Notes in August, 2012, as well as an additional write off of deferred financing fees of $56,555 during the current quarter in connection with the Amendment Agreement, which reduced the credit available under the Notes, therefore requiring a proportionate write off of the financing fees incurred in connection with the original issuance of the Notes.

We have derivative expense of $115,000 during the current quarter due to a one-time non-cash charge associated with the issuance of a convertible promissory note in the current quarter the terms of which resulted in a derivative liability being recorded in our financial statements. The derivative liability arose in connection with a full ratchet provision included in the note which provided the lender the right to obtain amended terms under the note equal to any more favourable terms provided to other lenders while the note was outstanding. The derivative liability also resulted in a $338,300 charge to our statement of comprehensive loss for a fair value mark to market adjustment as a result of the application of derivative accounting rules. These charges did not represent a cash outlay for our company. Subsequent to July 31, 2013, we repaid this note in full and, consequently, we do not anticipate these charges affecting our operating results in future periods after its settlement.

In addition, other income and expenses for the six months ended July 31, 2013 includes a $485,704 loss associated with the amendment to the Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes. This loss did not represent any cash outlay for our company and, as a result of the amendments these Notes were no longer in default.

There were no such financing charges, derivative fair value adjustments or other gain or losses during the comparative period in 2012.

Net loss and comprehensive loss

Our net loss for the six months ended July 31, 2013 was $2,680,720, or $0.10 per share, as compared to a net loss of $412,680, or $0.03 per share, for the six months ended July 30, 2012, as a result of the increased general and administrative expenses and financing expenses, as described above.

Our other comprehensive income for the six months ended July 31, 2013 was $Nil, as compared to a comprehensive loss of $4,185 for the six months ended July 30, 2012. Other comprehensive loss in the comparative period was a result of foreign currency translation gains and losses. In the current period, these foreign currency translation gains and losses are accumulated in net income due to a change in functional currency effective during the fourth quarter of fiscal 2013.

LIQUIDITY AND FINANCIAL CONDITION

Agency Agreement with Kalamalka Partners

On August 10, 2012, we entered into the Agency Agreement with Kalamalka Partners and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and bear interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, were convertible into common shares at $0.75 per share at any time at the option of the Lender.

In connection with the closing of the Agency Agreement, we issued four Notes in the aggregate principal amount of $400,000 and an aggregate of 100,000 share purchase warrants to the Lenders. Each of the Lender Warrants were exercisable into one common share as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

On December 21, 2012, we issued additional convertible promissory notes in the principal amounts totaling $100,000. No additional lender warrants were issued in connection with this subsequent funding.

This financing allowed us to fund inventory levels beyond initial purchase orders so we could have sufficient inventory on hand. It also allowed us to finance accounts receivable in an efficient and economical way.

We are required to maintain a borrowing base equivalent to a discount factor of 0.90 multiplied by the value of the sum of the value of our inventory plus accounts receivable. “Inventory” includes raw materials in transit to and in possession of the Company, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables are marginable until 60 days from the invoice date, after which time such receivables shall have no value for margining purposes, except that up to $10,000 of receivables will be marginable if such receivables are more than 60 days old but less than 90 days old.

We are required to repay to the standby account when the margining requirements are not met. In that event, we must pay 4% per annum on those funds.

During the year ended January 31, 2013, our borrowing exceeded the required margins and these Notes entered into default. As a result, on July 22, 2013, we entered into an Amendment Agreement with Kalamalka and the Lenders. Pursuant to the Amendment Agreement, we amended the Notes to reduce the conversion price from $0.75 to $0.50 per share and amended the terms of the Lender Warrants, Bridge Loan Warrants and Agent’s Warrants such that the expiry of all of the warrants was extended by three years. In addition, the Amendment Agreement reduced the total commitment of the revolving loan facility from $800,000 to the $500,000 already advanced. As a result, we are unable to obtain further advances under this loan arrangement.

At July 31, 2013, the Company’s borrowing was in excess of the required borrowing margins under these Notes. Subsequent to period end and during the first week of August 2013, the Company’s borrowing base was increased by approximately $80,000 through a significant procurement of inventory permitting the Company to record these Notes as a non-current obligation. At date of this filing the borrowing margin requirement improved to $73,000 above the required margin.

JMJ Financial

On June 12, 2013, we issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees and; on June 13, 2013, we received $150,000 pursuant to this promissory note, after a 10% original issue discount.

The maturity date for the promissory note was June 13, 2014 and the principal sum, plus any accrued but unpaid interest thereon, of the promissory note was convertible, at any time by the lender, into shares of our common stock at the lesser of $1.20 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

The terms of the promissory note permitted repayment at any time on or before September 11, 2013 with no interest being applied; otherwise a one-time interest charge of 12% would be applied to the principal sum. Subsequent to July 31, 2013 and before September 11, 2013, we repaid the promissory note in full and, consequently, no interest was applied.

Trend Time Development Limited

During the second quarter, we received $75,000 in respect of a promissory note dated August 1, 2013 in the principal amount of $75,000. The promissory note matures on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity. The note may be repaid at any time before maturity without notice, bonus or penalty

We issued these notes as an interim arrangement in anticipation of completing a larger, long term financing. Subsequent to our second quarter, we entered into the Purchase with Lincoln Park Capital Fund, LLC and we repaid the June 12, 2013 promissory note issued to JMJ Financial in full.

Future Financing

Provided below is a financing table showing gross cash proceeds from share issuances over the operating life of Naked:

2011 Fiscal Year	$217,171
2012 Fiscal Year	$144,929
2013 Fiscal Year(1)	$993,299
February 1, 2013 to date	$573,250
Total cash proceeds to date	$1,928,649

(1) Includes net working capital amounts acquired in connection with the Acquisition

In the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity and debt financings. We have five key objectives discussed in the outlook section of this Form 10-Q, that in the opinion of management are plausible objectives to be achieved over the course of the next 12 months. Achieving these objectives will generate adequate cash flows internally to fund the operating requirements of the business, however we expect we will need a further $1.5 million to fund our business objectives and working capital for the next twelve months.

Working Capital (Consolidated)

	July 31, 2013	Jan 31, 2013
	(unaudited)	(audited)

Current Assets	$717,791	$731,791
Current Liabilities	$1,268,448	$804,333
Working Capital (Deficit)	$(550,657)	$(72,542)

Our decrease in working capital is primarily attributable to a derivative liability of $603,000 being recorded in our financial statements as result of the terms associated with a convertible promissory note issued during the current quarter. The derivative is required to be recorded as a liability carried at fair value in our financial statements but the terms of the agreement do not call for cash settlement of this amount and the balance does not represent a future cash outlay for our company. The funds raised in the first and second quarter of fiscal 2014 through private placement offerings and the issuance of short term promissory notes were used to fund operations, production and the procurement of inventory.

We also had a decrease in accounts receivable as compared to our January 31, 2013 year end date. This is attributable to a decrease in accounts receivable from our largest customer, Nordstrom, as a result of a large initial order in the fourth quarter of fiscal 2013, for which payment was received subsequent to January 31, 2013.

We had higher levels of inventory on hand at July 31, 2013 as compared to January 31, 2013, partly as a result of t-shirt inventory and NKD product lines, which were still under development at January 31, 2013. We anticipate increasing our inventory levels to at least $700,000 in quarter three to increase our ability to fulfill orders through quarter four.

We had an increase in accounts payable balance at July 31, 2013 as compared to January 31, 2013 due to the delay in payment of vendor accounts as we worked to secure financing.

Our working capital was also positively impacted by a reclassification of the Notes with Kalamalka and the Lenders, which was reclassified as a long-term liability as a result of these Notes no longer being in default.

As of July 31, 2013, we will require further financing to continue to meet ongoing operating obligations.

Cash Flows

	Six months ended July 31,
	2013	2012
Cash Flows Used In Operating Activities	$(719,244)	$(447,498)
Cash Flows Provided By (Used In) Investing Activities	(2,635)	336,901
Cash Flows Provided By Financing Activities	757,724	496,309
Effect of Foreign Exchange on Cash	-	(799)
Net change in Cash During Period	$35,845	$384,913

Operating Activities

Cash flows used in our operating activities was $719,244 for the six months ended July 31, 2013. The cash used in operations during the period was largely used to pay for inventory to fulfill increased sales orders and cash used to fund the general and administrative expenses, as well as outlays for prepaid expenses of $65,217 mostly in respect of a marketing services, to a consulting firm, paid in advance of services being rendered.

We were partly able to manage cash flow through a decrease in accounts receivable of 251,130 and an increase in accounts payable of $281,692.

Cash used in operating activity outflows was financed through funds raised in private placement offerings and the issuance of short term promissory notes.

Investing Activities

Investing activities used cash of $2,635 during the six months ended July 31, 2013, compared to cash provided by investing activities of $336,901 for the six months ended July 31, 2012. Investing activities in the current period included cash outlays for a new trademark application, and the acquisition of some long lived office assets. We expect to incur additional costs related to patent and trademark acquisitions, maintenance and protection as we develop new products.

For the six months ending July 31, 2012, cash provided by investing activities was primarily a result of cash acquired from Search By Headlines.com of $380,826, which was partially offset by costs incurred to develop and launch a new website.

Financing Activities

Financing activities provided cash of $757,724 for the six month period ended July 31, 2013, compared to providing $496,309 for the three months ended July 31, 2012. We received proceeds of $573,250 related to private placement, net of proceeds of $200,000 related to a private placement and escrow agreement, the proceeds for which will be received in tranches over the next twelve months. We also received cash of $225,000 in connection with the issuance of two short term promissory notes during the current quarter.

Proceeds from financing activities during the six months ended July 31, 2012 included advances related to the Acquisition of $321,399, and proceeds of a short term loan of $209,773 for inventory purchases and operating requirements.

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

Going Concern

As at July 31, 2013, we had not yet achieved profitable operations and expect to incur further losses in the development of our business, which casts substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Derivative Liabilities

Our convertible promissory notes may include embedded derivative liabilities required to be accounted for as separate derivative liabilities. These instruments are required to be initially recognized at fair value and adjusted to reflect fair value at each period end. Any increase or decrease in the fair value is recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the binomial option pricing model, which utilizes various assumptions and estimates that are subject to management judgment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign exchange risk

A significant portion of our revenues and the majority of our operating expenses are incurred in Canadian dollars. Therefore, operating results are impacted to the extent that they are not hedged, by the rise and fall of the relative value of the Canadian dollar to the United States dollar. During the six months ended July 31, 2013, we incurred a net loss from foreign exchange fluctuations of $21,038.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)) as at July 31, 2013. Based upon that evaluation, our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, concluded that, as at July 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer and our chief financial officer was a result of the material weaknesses described below.

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

Subject to receipt of additional financing, we have undertaken, or intend to undertake the following remediation measures to address the material weaknesses described in this Form 10-Q. Such remediation activities include the following:

(i)	we appointed an independent board member during the current quarter and intend to establish an independent audit committee as additional board members are retained; and

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

Naked commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the six months ended July 31, 2013, our revenues were $297,351 (2012: $92,308). As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

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

We have entered into loan arrangements that require us to maintain certain financial margins, which we have failed to maintain at certain points in the past. If we fail to maintain these borrowing base requirements, the lender could demand repayment of the amounts due and we may face serious liquidity issues.

We have issued convertible promissory notes which contain covenants that require us to meet or maintain certain minimum ratios for accounts receivables and inventory, and at certain points in the past, we have failed to maintain these covenant ratios. Further, our borrowing margins were exceeded these minimum ratios at July 31, 2013, although we were able to cure these ratios within the contractual grace period provided for in the notes through the procurement of inventory on August 1, 2013. If we are not able to maintain these borrowing base requirements, subject to certain grace periods, the lender is entitled to demand repayment of these notes and, as such, we could face serious liquidity issues. This would have a material adverse effect on our financial condition and our ability to meet other operational obligations.

Our success depends on our ability to maintain the value and reputation of our brand.

Our success depends on the value and reputation of the Naked brand. The Naked name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. We rely on social media as one of our marketing strategies to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or n manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed, which could have a material adverse effect on our financial condition.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 33,523,500 shares are issued and outstanding as of September 23, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2013, we issued 75,000 shares of common stock in exchange for services to be rendered pursuant to a consulting agreement. These shares were issued in reliance on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2, as filed with the Commission on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on August 30, 2012)
3.3	Bylaws (incorporated by reference from our registration statement on Form SB-2, as filed with the Commission on December 8, 2006)
(10)	Material Contracts
10.1	Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on March 1, 2012)
10.2	Loan Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)
10.3	General Security Agreement dated January 16, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on January 17, 2012)
10.4	Addendum to Loan Agreement dated April 4, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)
10.5	Second Addendum to Loan Agreement dated April 11, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on April 12, 2012)
10.6	Third Addendum to Loan Agreement dated May 7, 2012 among our company and Naked Boxer Brief Clothing Inc. (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on May 8, 2012)

Exhibit Number	Description of Exhibit
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

10.24	Form of Warrant Agreement (incorporated by reference from Exhibit 10.18 to our current report on Form 8-K/A, as filed with the Commission on November 30, 2012)
10.25	Amendment Agreement dated July 22, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on July 26, 2013)
10.26	Form of Amended and Restated Promissory Note (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on July 26, 2013)
10.27	Form of Amendment to Warrant Certificate (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on July 26, 2013)
10.28	Promissory Note Dated August 1, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on August 7, 2013)
10.29	Promissory Note dated September 3, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on September 11, 2013)
10.30	Guarantee dated September 3, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on September 11, 2013)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Madsen & Associates, CPA’s Inc. dated July 30, 2012 (incorporated by reference from Exhibit 16.1 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
16.2	Letter from BDO USA LLP dated April 8, 2013 (incorporated by reference from Exhibit 16.2 to our current report on Form 8-K, as filed with the Commission on April 8, 2013)
(21)	Subsidiaries
21.1	Subsidiaries of Naked Brand Group Inc. Naked Inc. (incorporated under the federal laws of Canada)
(31 and 32)	Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alex McAulay
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Alex McAulay

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:  /s/ Alex McAulay
        Alex McAulay
        Chief Financial Officer, Secretary, Treasurer and Director
        (Principal Financial Officer)
        Dated: September 23, 2013