Form 10-Q
period 2013-10-31
NAKED BRAND GROUP INC.
filed 2013-12-23
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,024,804 common shares issued and outstanding as of December 23, 2013.

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

Naked Brand Group Inc.
Condensed Consolidated Financial Statements
For the Quarterly Periods Ended October 31, 2013 and 2012

Naked Brand Group Inc.
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	October 31,	January 31,
As of	2013	2013

ASSETS
Current assets
Cash	$8,269	$43,780
Accounts receivable, net of allowance for doubtful accounts of $1,863 and $4,899, respectively (Note 5)	104,590	404,713
Inventory (Note 6)	557,926	236,150
Prepaid expenses	150,175	47,148

Total current assets	820,960	731,791

Equipment, net (Note 7)	4,436	1,842
Intangible assets, net (Note 8)	43,888	55,414
Deferred financing fees (Notes 10 and 11)	111,417	198,538

TOTAL ASSETS	$980,701	$987,585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities (Note 9)	$580,096	$306,467
Related party payables (Note 9)	-	13,916
Promissory notes payable (Note 10)	118,309	-
Convertible promissory notes (Note 11)	760,371	483,950

TOTAL LIABILITIES	1,458,776	804,333

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock (Notes 13 and 14)
Authorized 100,000,000 common shares, par value $0.001 per share (January 31, 2013: 100,000,000 common shares, par value $0.001 per share) Issued and outstanding 33,973,500 common shares (January 31, 2013: 28,522,000)	33,974	28,522
Common stock to be issued (Note 14)	21,750	3,750
Share subscriptions receivable (Note 14)	(150,000)	-
Accumulated paid-in capital	4,700,492	2,158,151
Accumulated deficit	(5,078,046)	(2,000,926)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)
Total stockholders' equity (deficiency)	(478,075)	183,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$980,701	$987,585

The accompanying notes are an integral part of these condensed consolidated financial statements

Naked Brand Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012

Net sales	$117,521	$59,254	$414,872	$151,502

Cost of sales	121,895	53,249	367,490	117,086

Gross profit (loss)	(4,374)	6,005	47,382	34,416

Operating Expenses
General and administrative expenses	547,736	517,975	2,167,565	931,559
Foreign exchange	9,091	11,050	30,899	13,408

Total operating expenses	556,827	529,025	2,198,464	944,967

Operating loss	(561,201)	(523,020)	(2,151,082)	(910,551)

Other income (expense)

Interest (Note 11)	(19,986)	(13,762)	(50,060)	(24,235)
Accretion of debt discounts and finance charges (Notes 10 and 11)	(240,613)	(17,971)	(362,374)	(29,287)
Derivative expense (Note 12)	-	-	(115,000)	-
Loss on extinguishment of debt (Note 11)	-	-	(485,704)	-
Change in fair value of derivative liability (Note 12)	425,400	-	87,100	-

Total other income (expense)	164,801	(31,733)	(926,038)	(53,522)

Net loss for the period	$(396,400)	$(554,753)	$(3,077,120)	$(964,073)

Basic and diluted net loss per share (Note 3)	$(0.01)	$(0.02)	$(0.10)	$(0.04)

Other comprehensive income (expense)

Foreign currency translation adjustments, net of tax	-	646	-	(3,539)

Comprehensive loss	$(396,400)	$(554,107)	$(3,077,120)	$(967,612)

Weighted average shares used in computing basic and diluted net loss per share	32,032,462	27,092,391	30,699,038	22,398,367

The accompanying notes are an integral part of these condensed consolidated financial statements

Naked Brand Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in US Dollars)
(Unaudited)

							Accumulated	Total
			Accumulated				Other	Stockholders'
	Common Stock		Paid-in	Common stock	Subscriptions	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Receivable	Deficit	Income (Loss)	(Deficiency)
Balance - January 31, 2012	6,069,251	$638,972	$-	$-	$-	$(667,930)	$(9,472)	$(38,430)
Issuance of common stock for services, Class E, net	161,068	42,206	-	-	-	-	-	42,206
Issuance of common stock for extinguishment of debt, Class E, net	63,321	15,486			-			15,486
Exchange of shares	7,206,360	(683,164)	683,164	-	-	-	-	-
Acquisition of Search by Headlines.com Corp.	13,508,000	13,508	602,783	-	-	-	-	616,291
Modification of share purchase warrants	-	-	20,000	-	-	-	-	20,000
Finders fee	-	-	(34,951)	-	-	-	-	(34,951)
Private placement - at $0.50	214,000	214	106,786	-	-	-	-	107,000
Private placement - at $0.25	1,300,000	1,300	324,716	-	-	-	-	326,016
Offering costs	-	-	(21,055)	-	-	-	-	(21,055)
Issuance of detachable warrants	-	-	20,940	-	-	-	-	20,940
Agent's warrants - convertible promissory notes	-	-	237,500	-	-	-	-	237,500
Stock based compensation	-	-	218,268	3,750	-	-	-	222,018
Changes in foreign currency translation gains and losses	-	-	-	-	-	-	3,227	3,227
Net loss	-	-	-	-	-	(1,332,996)	-	(1,332,996)
Balance - January 31, 2013	28,522,000	$28,522	$2,158,151	$3,750	$-	$(2,000,926)	$(6,245)	$183,252
Shares issued pursuant to private placement repricing (Note 14)	214,000	214	239,466	-	-	-	-	239,680
Shareholder dividend	-	-	(239,680)	-	-	-	-	(239,680)
Private placements (Note 14)	3,333,000	3,333	829,917	-	(150,000)	-	-	683,250
Offering costs	-	-	(26,610)	-	-	-	-	(26,610)
Shares issued/to be issued in exchange for services rendered (Note 14)	75,000	75	89,175	18,000	-	-	-	107,250
Modification of convertible debt terms and warrants (Note 11)	-	-	485,704	-	-	-	-	485,704
Shares issued in connection with promissory notes (Note 10 and 11)	310,000	310	114,090	-	-	-	-	114,400
Warrants issued in connection with promissory notes (Note 11)	-	-	24,600	-	-	-	-	24,600
Shares issued under equity line with Lincoln Park (Note 13)	1,519,500	1,520	298,480	-	-	-	-	300,000
Less: issuance costs (Note 13)	-	-	(57,262)	-	-	-	-	(57,262)
Derivative liability reclassification (Note 12)	-	-	177,900	-	-	-	-	177,900
Stock based compensation (Note 14)	-	-	606,561	-	-	-	-	606,561
Net loss	-	-	-	-	-	(3,077,120)	-	(3,077,120)
Balance, October 31, 2013	33,973,500	$33,974	$4,700,492	$21,750	$(150,000)	$(5,078,046)	$(6,245)	$(478,075)

The accompanying notes are an integral part of these condensed consolidated financial statements

Naked Brand Group Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Nine months ended October 31,	2013	2012

Cash flows from operating activities
Net loss	$(3,077,120)	$(964,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	4,017	747
Depreciation and amortization	16,445	7,716
Other items not involving cash (Schedule 1)	1,583,194	233,939
Increase (decrease) in cash resulting from change in:
Accounts receivable	296,106	(39,478)
Prepaid expenses	(103,027)	(8,770)
Inventory	(321,776)	(380,239)
Accounts payable	273,630	48,328
Deferred finance fees paid	(28,574)	-
Net cash used in operating activities	(1,357,105)	(1,101,830)

Cash flows from investing activities
Acquisition of intangible assets	(3,862)	(2,466)
Purchase of equipment	(3,651)	(41,605)
Cash acquired from Search By Headlines.com Corp.	-	386,777
Net cash provided by (used in) investing activities	(7,513)	342,706

Cash flows from financing activities
Proceeds from share issuance	983,250	105,099
Offering costs	(83,872)	-
Advances from Search by Headlines.com Corp prior to the merger	-	328,701
Acquisition costs	-	(34,979)
Proceeds from the issuance of notes payable	225,000	-
Repayments of notes payable	(64,688)	(9,207)
Proceeds from convertible promissory notes	450,000	400,000
Repayments of convertible promissory notes	(166,667)	-
Repayments of related party payables	(13,916)	(48,830)
Net cash provided by financing activities	1,329,107	740,784

Effect of exchange rate changes on cash	-	1,078

Net decrease in cash	(35,511)	(17,262)
Cash at beginning of the period	43,780	50,356
Cash at end of the period	$8,269	$33,094

The accompanying notes are an integral part of these condensed consolidated financial statements

Naked Brand Group Inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Information
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

Nine months ended October 31,	2013	2012

Cash paid during the period for:
Interest	$44,493	$864
Taxes	-	-
Non-cash financing activities:
Debt settlement agreements	$-	$13,134
Conversion of related party payable to equity	-	375,000
Accounts payable - Search By Headlines.com Corp.	-	153,631

Schedule 1 to the Statements of Cash Flows

Nine months ended October 31,	2013	2012

Profit and loss items not involving cash consists of:
Shares issued for services	$89,250	$182,453
Shares to be issued in exchange for services	18,000	-
Loss on extinguishment of debt	485,704	-
Stock based compensation	606,561	31,809
Derivative expense	115,000	-
Change in fair value of derivative	(87,100)	-
Amortization of deferred financing fees	142,695	17,379
Accretion of debt discount	213,084	2,298

	$1,583,194	$233,939

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of October 31, 2013 and 2012, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended		Nine months ended
		October 31,		October 31,
	2013	2012	2013	2012

United States	64,908	15,860	258,143	57,374
Canada	52,613	43,394	156,729	94,128

	117,521	59,254	414,872	151,502

At October 31, 2013 and January 31, 2013 substantially all of the Company’s long-lived assets were located in Canada.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.        Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the nine months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ended January 31, 2014.

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

As at October 31, 2013, the Company had not yet achieved profitable operations, had a working capital deficiency, and expects to incur further losses in the development of its business. As further discussed in Note 11, subsequent to October 31, 2013, the Company entered into default on certain loan agreements as a result of the breach of certain borrowing margins. These conditions cast substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due and to comply with conditions of their loan facilities. Management plans to obtain the necessary financing through the issuance of equity or debt to existing shareholders. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation. The Company determined that inventory adjustments and mark downs should be presented as a component of cost of sales on the statement of comprehensive loss. Previously, the Company had presented these amounts as a component of general and administrative expenses. This had an effect of decreasing gross profit by $13,895 and $15,788 for the three and nine months ended October 31, 2012, respectively, and decreasing general and administrative and total operating expenses by $13,895 and $15,788, respectively. These revisions did not have an impact on the net change in cash or on the reported operating loss, net loss or comprehensive loss for the three and nine months ended October 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consisting of cash, accounts receivable, accounts payable, and related party payables are carried at cost, which management believes approximates the fair values because of the short maturity of these instruments. The carrying amount of the Company’s note payable approximates its fair value as the interest rate is substantially comparable to rates offered for similar debt instruments. The fair values of the Company’s convertible promissory notes is estimated at $988,814, using estimated market interest rates of 18%, and are classified within Level 3 of the fair value hierarchy.

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

The Company calculated the fair value at October 31, 2013 of the convertible promissory notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features not being separately accounted for and carried at fair value (Note 11(i)), using the following assumptions:

Risk-free interest rate	0.04-0.08%
Expected life (years)	0.28-0.79 years
Expected volatility	132.14-159.24%
Dividend yields	0.00%

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping, warehousing and handling activities are included within operating expenses on the income statement.

(i)

Shipping costs associated with marketing related promotions are included as a component of general and administrative expenses as selling and marketing expense. These shipping costs were $7,211 and $26,331 for the three and nine months ended October 31, 2013, respectively ($6,855 and $26,264 for the three and nine months ended October 31, 2012, respectively).

(ii)	Shipping costs billed to customers are recorded as revenues and related out-bound shipping costs incurred by the Company are recorded as cost of sales.

(iii)

Warehousing and handling costs, and shipping costs associated with transfers of inventory to and from third party warehouses to the Company’s warehouse are included in general and administrative expense as warehouse management. These warehousing, shipping and handling costs for the three and nine months ended October 31, 2013 were $31,137 and $69,445, respectively. ($Nil and $Nil for the three and nine months ended October 31, 2012, respectively).

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

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the three and nine months ended October 31, 2013 and 2012, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt, as their effect is anti-dilutive.

Net loss per share was determined as follows:

	Three months ended October		Nine months ended October
	31,		31,
	2013	2012	2013	2012
Numerator
Net loss	$(396,400)	$(554,753)	$(3,077,120)	$(964,073)
Less: Shareholder dividend	-	-	(239,680)	-
	$(396,400)	$(554,753)	$(3,316,800)	$(964,073)
Denominator
Weighted average common shares outstanding	32,032,462	27,092,391	30,699,038	22,398,367

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.10)	$(0.04)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	6,482,946	3,547,506	6,482,946	3,547,506
Convertible debt	2,247,352	533,333	2,247,352	533,333
	8,730,298	4,080,839	8,730,298	4,080,839

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

5.        Accounts Receivable

On October 6, 2011, the Company entered into a factoring agreement with Liquid Capital Exchange Corp (“the factor”) whereby it sold select accounts receivable with recourse. The factor purchased eligible accounts receivable at a discount of 3.75% plus a further discount of 1/8 of 1% of the number of days elapsed from the date of purchase of the receivable exceeding 28 days. The Company bore the risk of credit loss on the receivables at all times. These receivables were accounted for as a secured borrowing arrangement and not as a sale of financial assets. Factor expense charged to operations for the three and nine months ended October 31, 2013 was $Nil and $Nil, respectively (2012 - $Nil and $6,351, respectively), recorded as finance charges on the consolidated statement of comprehensive loss.

Under the terms of the agreement, the factor could make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

On July 26, 2012, the Company terminated the factoring agreement and bought back all amounts outstanding under the factoring agreement. Pursuant to the termination of the factoring agreement, the Company was released from the corresponding general security agreement. As of October 31, 2013 and January 31, 2013, the amount of the factored receivables was $Nil.

6.        Inventory

Inventory of the Company consisted of the following at October 31, 2013 and January 31, 2013:

	October 31,	January 31,
	2013	2013

Finished goods	$298,803	$115,709
Raw materials	259,123	120,441

Total inventory	$557,926	$236,150

Balances are recorded at historical cost, less amounts for potential declines in value.

During the nine months ended October 31, 2013, the Company recorded write downs of $13,592 to reflect the decline in value of a portion of finished goods inventory. This write down was recorded in cost of sales on the consolidated statement of comprehensive loss. Management has determined that no inventory reserve is required as at October 31, 2013 and January 31, 2013.

7.        Equipment

Equipment of the Company consisted of the following at October 31, 2013 and January 31, 2013:

	October 31,	January 31,
	2013	2013

Furniture & equipment	$4,130	$1,380
Computer equipment	4,534	3,554
	8,664	4,934
Less: Accumulated depreciation	(4,228)	(3,092)

	$4,436	$1,842

Depreciation expense for the three and nine months ended October 31, 2013 and 2012 was $500 and $1,059, respectively (2012: $533 and $1,398, respectively).

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

8.        Intangible Assets

Intangible assets of the Company consisted of the following at October 31, 2013 and January 31, 2013:

	October 31,	January 31,	Useful life
	2013	2013	(Years)

Trade Names/Trademarks	$24,875	$23,212	Indefinite
Website	42,856	40,657	2

	67,731	63,869
Less: accumulated amortization	(23,843)	(8,455)

	$43,888	$55,414

Amortization expense for three and nine months ended October 31, 2013 and 2012 was $5,222 and $15,386, respectively (2012: $5,145 and $6,318, respectively).

9.        Related Party Payables

At January 31, 2013, the Company had advances from shareholders in the amount of $13,916. All shareholder advances were unsecured and payable on demand. At October 31, 2013, all advances from shareholders had been repaid. The table below summarizes the balance and interest rate of each advance at October 31, 2013 and January 31, 2013:

	October 31,	January 31,
	2013	2013

Advance, bearing interest at 19.50% per annum	$-	$9,603
Advance, non-interest bearing	-	4,313
		13,916
Less: current portion	-	(13,916)

	$-	$-

During the three and nine months ended October 31, 2013, the Company incurred interest expense on the shareholder advances of $Nil and $Nil, respectively (2012: $40 and $8,791, respectively).

At October 31, 2013, included in accounts payable and accrued liabilities is $14,830 (January 31, 2013: $Nil) owing to directors and officers of the Company for reimbursable expenses.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

10. Promissory Notes Payable

	October 31,	January 31,
	2013	2013

Promissory note bearing interest at 10% per annum payable at maturity, unsecured, maturing on February 1, 2014.	$75,000	$-

Promissory note in the principal amount of $107, 813, non- interest bearing, repayable in eight equal semi-monthly instalments of $21,562.50, maturing on January 3, 2014. This note is collateralized by a personal guarantee from a director and former officer of the Company who has pledged his 967,288 shares of common stock as collateral to the lender.	107,813	-
Less: debt discounts	(64,504)	-
	118,309	-
Less: current portion	(118,309)	-
	$-	$-

(i)

During the nine months ended October 31, 2013, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matures on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity. The note may be repaid at any time before maturity without notice, bonus or penalty. During the three and nine months ended October 31, 2013, the Company has recorded $1,875 and $1,875, respectively (2012: $Nil and $Nil, respectively) in respect of interest on this note.

(ii)

During the nine months ended October 31, 2013, the Company issued a promissory note in the principal amount of $172,500. The Company received $150,000 in respect of this note, after an original issue discount (“OID”) of 15%, or $22,500. The note matures on January 6, 2014 and is repayable in eight equal instalments of $21,563 over the term of the note (each a “Regular Repayment”).

The amounts due under the note are collateralized by a personal guarantee of a director and former officer of the Company, who also pledged 967,288 shares of his common stock to the lender as collateral.

As additional consideration for entering into the note, the Company issued 100,000 common shares to the lender (the “Fee Shares”). The fair value at issuance of the Fee Shares of $64,000, determined with reference to the quoted market price of these shares at the date of issuance, together with the OID of $22,500 resulted in a debt discount at issuance of $86,500, which is being amortized using the effective interest method over the term of the note.

In addition, the lender is entitled to 5,000 common shares in the event the Company does not make a Regular Repayment when due and payable under the terms of the note. Subsequent to October 31, 2013, the Company requested an extension on the seventh Regular Repayment and, consequently the lender will be entitled to 5,000 common shares.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company granted piggyback registration rights to the lender in respect of the Fee Shares and Penalty Shares pursuant to which the Company agreed to include such Fee Shares with the next registration statement to be filed with the Securities and Exchange Commission (the “SEC”). Subsequent to October 31, 2013, the Company included these Fee Shares and Penalty Shares in a registration statement filed with the SEC pursuant to a registration rights agreement (Note 13).

During the three and nine months ended October 31, 2013, the Company recorded accretion expense of $21,996 and $21,996, respectively, (2012: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note. During the three and nine months ended October 31, 2013, the Company repaid $64,687 and $64,687, of which $8,437 and $8,437 was interest, respectively (2012: $Nil and $Nil, respectively) in respect of this note.

The note may be repaid at any time before maturity without notice, bonus or penalty.

11.      Convertible Promissory Notes

	October 31,	January 31,
	2013	2013

Revolving Credit Facility, bearing interest at 12% per annum, due August 16, 2014.	$500,000	$500,000
Convertible promissory note payable, non-interest bearing, due February 9, 2014	343,212	-
Less: debt discounts	(82,841)	(16,050)
	760,371	483,950
Less: current portion	(760,371)	(483,950)
	$-	$-

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

On December 21, 2012, the Company issued additional Notes in the principal amounts totaling $100,000. No additional lender warrants were issued in connection with this subsequent funding.

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

The Notes may be prepaid at any time at the option of the Company with 60 days’ written notice to Kalamalka (the “Agent”) under the Agency Agreement. Prepayments must be accompanied by a 1% prepayment fee and the prepaid amount will form a pool of stand-by funds that will continue to accrue interest at a rate of 4% per annum, calculated and payable monthly.

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which is being amortized using the effective interest method over the term of the Notes. During the three and nine months ended October 31, 2013, the Company recorded accretion expense of $2,645 and $7,800, respectively, (2012: $2,298 and $2,298, respectively) in respect of the accretion of this discount and $15,123 and $44,493 (2012: $10,389 and $10,389, respectively), respectively, in interest in respect of these Notes.

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-lenders as follows: (i) 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”), of which 448,000 were exercisable into common shares of the Company at $0.25 per share for a period of two years and 500,000 were exercisable into common shares of the Company at $0.50 per share for a period of two years; and (ii) 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”), of which 125,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.25 per share for a period of three years and 75,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.50 per share for a period of three years. The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and is being amortized to income over the term of the Notes using the effective interest method. During the three and nine months ended October 31, 2013, the Company had recorded financing expense of $25,542 and $75,781, respectively, (2012: $17,379 and $17,379, respectively) in respect of the amortization of these charges. Accumulated amortization as at October 31, 2013 was $114,742 (January 31, 2013: $38,963).

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

(2)	The estimated stock price of $0.52 was based on the quoted market price of the Company’s stock on the measurement date

The loss was recorded on the consolidated statement of operations during the three and nine months ended October 31, 2013, with a corresponding credit to additional paid in capital. In connection with the reduction in borrowing capacity, the Company wrote off $56,555 of unamortized deferred finance charges in proportion to the decrease in the borrowing capacity, and incurred $2,520 in deferred financing fees in connection with the amendments. This cost was recognized as finance charges on the consolidated statement of operations during the three and nine months ended October 31, 2013.

Subsequent to October 31, 2013, the Company’s borrowing exceeded the required margins and these Notes entered into default as a result of the Company’s failure to cure these margins within the applicable grace period.

(ii) Convertible Promissory Note

On June 12, 2013, the Company issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On June 13, 2013, the Company received $150,000, after a 10% original issue discount, with the remaining balance of the promissory note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion.

The maturity date for the promissory note was June 13, 2014. The principal sum, plus any accrued but unpaid interest thereon, of the promissory note was convertible, at any time by the lender, into shares of common stock of the Company at a price which was the lesser of $1.20 or 60% of the lowest trade price in the 25 trading days prior to the conversion (the “Conversion Price”).

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company was permitted to repay the promissory note at any time on or before September 11, 2013 with no interest being applied. If the Company did not repay the promissory note by that date, then a one-time interest charge of 12% would be applied to the principal sum.

During the nine months ended October 31, 2013, the Company repaid the promissory note in full before September 11, 2013, and no interest was applied.

In connection with the issuance of this promissory note, the Company had agreed that the terms of the promissory note will be amended if any securities are issued, while the promissory note is outstanding, at terms more favourable to the terms contained in the promissory note, such that the more favourable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative liability in the Company’s consolidated financial statements (Note 12).

The Company allocated the proceeds from the issuance of the promissory note first to the derivative liability, at its fair value, with the remainder being allocated to the promissory note. The fair value of the derivative liability of $265,000 at issuance resulted in a debt discount at issuance of $166,667, the entire principal balance of the promissory note. This discount was being amortized using the effective interest method over the term of the promissory note.

During the three and nine months ended October 31, 2013, , the Company recorded accretion expense of $164,678 and $166,667, respectively (2012: $Nil and $Nil, respectively) in accretion of this discount.

(iii) Convertible Promissory Note

During the nine months ended October 31, 2013, the Company issued a convertible promissory note in the principal amount of $300,000. The note matures on February 9, 2014, bears a one-time interest charge of 15% and is repayable in eight equal instalments of $42,902 over the term of the note (each a “Regular Repayment”).

The note entitles the holder, at its election, at any time on or prior to maturity, to convert all or any portion of the principal amount and any interest outstanding thereon into shares of common stock of the Company at the price of $0.25 per share.

The amounts due under the note are collateralized by a personal guarantee of a director and officer of the Company, who also pledged 4,859,613 shares of his common stock to the lender as collateral.

As additional consideration for entering into the note, the Company issued 200,000 common shares to the lender (the “Fee Shares”). The fair value at issuance of the Fee Shares of $48,000, determined with reference to the quoted market price of these shares at the date of issuance, was recorded as a debt discount at issuance, which is being amortized using the effective interest method over the term of the note.

In addition, the lender is entitled to 5,000 common shares in the event the Company does not make a Regular Repayment when due and payable under the terms of the note. Subsequent to October 31, 2013, the Company requested an extension on the third Regular Repayment and, consequently the lender will be entitled to 5,000 common shares.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company granted piggyback registration rights to the lender in respect of the Fee Shares pursuant to which the Company agreed to include such Fee Shares with the next registration statement to be filed with the Securities and Exchange Commission (the “SEC”). Subsequent to October 31, 2013, the Company included these Fee Shares in a registration statement filed with the SEC pursuant to a registration rights agreement (Note 13).

During the three and nine months ended October 31, 2013, the Company recorded accretion expense of $16,621 and $16,621, respectively, (2012: $Nil and $Nil, respectively) in respect of the accretion of this discount on this note. During the three and nine months ended October 31, 2013, the Company recorded interest expense of $11,838 and $11,838, respectively (2012: $Nil and $Nil, respectively) in respect of this note.

The note may be repaid at any time before maturity without notice, bonus or penalty.

In connection with the issuance of this note, the Company incurred deferred finance fees of $53,054 as follows:

(a)

The Company paid $2,500 and issued 10,000 common shares as a structuring fee, and paid $12,125 in legal fees and expenses incurred by the lender. The fair value of the common shares issued of $2,400, was determined with reference to the quoted market price of these shares on the commitment date of the convertible promissory note.

(b)

In addition, the Company paid a finder’s fee of $11,429 and 120,000 share purchase warrants. The share purchase warrants are exercisable into common shares of the Company at $0.2799 per share for a period of two years from the date of issuance. The fair value of the finder’s warrants of $24,600 was determined using the Black Scholes option pricing model under the following assumptions:

Risk-free interest rate	0.33%
Expected life (years)	2.00
Expected volatility(1)	211.16%
Stock price at issuance	$0.24
Dividend yields	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The deferred finance fees were recorded as a deferred finance charge and are being amortized to income over the term of the note using the effective interest method. During the three and nine months ended October 31, 2013, the Company had recorded financing expense of $10,359 and $10,359, respectively, (2012: $Nil and $Nil, respectively) in respect of the amortization of these charges. Accumulated amortization as at October 31, 2013 was $10,359 (January 31, 2013: $Nil).

12.      Derivative Liability

The Company had a derivative liability associated with the convertible promissory note issued on June 13, 2013 (Note 11 (ii)).

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

As a result of the application of ASC 815, the Company has recorded this derivative liability at its fair value as follows:

Derivative liability, January 31, 2013	$-
Fair value at commitment date	265,000
Fair value mark to market adjustment	(87,100)
Reclassification of fair value to additional paid-in capital upon
extinguishment	177,900

Derivative liability, October 31, 2013	$-

On the commitment date of the related convertible promissory note, the Company recorded a debt discount to the extent of the gross proceeds of the promissory note, and immediately expensed the remaining derivative value of $115,000 as a derivative expense on the consolidated statement of comprehensive loss for the nine months ended October 31, 2013.

The Company determined fair value of the derivative liability at the commitment and the extinguishment date based on the following management assumptions:

	Extinguishment	Commitment
	date	date
Risk-free interest rate	0.08%	0.14%
Expected life (years)	0.76	1.00
Expected volatility(1)	137.74%	195.11%
Stock price at date of issuance	$0.53	$1.19
Dividend yields	0.00%	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

During the nine months ended October 31, 2013, the Company repaid the promissory note in full and this derivative liability was extinguished. Upon extinguishment, the fair value of the derivative liability of $177,900 was recorded as a credit to additional paid in capital.

13.      Equity Line of Credit

On September 10, 2013, the Company entered into an $8,300,000 purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) an Illinois limited liability company (the “Financing”) pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $8,300,000 in value of its shares of common stock from time to time over a 24 month period. In connection with the Financing, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company will determine, at its own discretion, the timing and amount of its sales of common stock, subject to certain conditions and limitations. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of the Company’s shares of common stock immediately preceding the time of sale without any fixed discount, provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $0.35 per share. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. The purchase price will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split or similar transaction occurring during the business days used to compute such price.

Pursuant to the Purchase Agreement, Lincoln Park initially purchased 600,000 shares of the Company’s common stock for $300,000. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 919,500 shares of common stock as a commitment fee and shall issue up to 330,000 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the remaining $8,000,000 aggregate commitment. The Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

At October 31, 2013, the registration statement has not yet been declared effective by the SEC. On December 12, 2013, this registration statement was declared effective by the SEC.

The Company incurred $57,262 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital during the nine months ended October 31, 2013.

14.      Stockholders’ Equity

Authorized

There is 100,000,000 common voting shares with a par value of $0.001 authorized for issuance.

Issued and Outstanding

As of October 31, 2013, the Company had 33,973,500 (January 31, 2013: 28,522,000) shares of common stock issued and outstanding.

Equity Transactions

Disclosure in respect of share issuances made before July 30, 2012 has not been retrospectively restated to reflect the exchange ratio of 2.14506 in relation to the reverse acquisition.

During the nine months ended October 31, 2013:

i)

On February 21, 2013, the Company reduced the price of 200,000 units and 14,000 common shares issued during the year ended January 31, 2013 from $0.50 to $0.25 per unit and share, respectively. Consequently, the Company issued 200,000 units and 14,000 common shares for no additional consideration. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.75 per share for a period of two years from the date of the initial offering. The Company determined that the aggregate fair value on the grant date of these units and shares was $239,680 and recorded the entire amount as a shareholder dividend in the financial statements during the three months ended October 31, 2013. The fair value of $1.12 per share was determined by reference to the quoted market price of the Company’s stock on the date of issuance.

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

The Company received the first tranche of $50,000 at the Closing. In connection with the 800,000 common shares issuable in connection with the First Tranche, the Second Tranche and the Final Tranche, the Company entered into an escrow agreement pursuant to which these shares will be placed in escrow to be released when the Company receives full payment for such shares. Proceeds of $150,000 associated with the Second Tranche and the Final Tranche have been recorded as share subscriptions receivable at October 31, 2013.

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

v)

On October 7, 2013, the Company issued 240,000 units at a price of $0.25 per share for gross proceeds of $60,000. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.25 per share for a period of eighteen months.

During the year ended January 31, 2013:

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

viii)

On November 26, 2012, the Company issued 400,000 units at CDN$0.25 per unit for gross proceeds of $100,686 (CDN$100,000). Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.50 per share for a period of two years. The Company paid share issuance costs of $8,055 and was required to issue 72,000 share purchase warrants as finder’s fees in connection with this issuance. The finder’s fee warrants are exercisable into common shares of the Company at $0.75 per share for a period of two years from the date of closing. These warrants were issued subsequent to January 31, 2013.

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

Shares to be Issued

i)

Pursuant to an Investor Relations agreement dated December 6, 2012, the Company agreed to issue 15,000 common shares in exchange for services to be rendered. At October 31, 2013, these shares had not yet been issued. The Company determined that the fair value on the grant date of these shares was $3,750 and recorded the entire amount as compensation expense in the financial statements for the year ended January 31, 2013. The fair value of $0.25 per share was determined by reference to the price at which common shares were being sold in private placement offerings at or around the transaction date.

ii)

Pursuant to a consulting agreement dated February 15, 2013 (the “Consulting Agreement”), the Company agreed to issue shares in exchange for services to be rendered during the term of the Consulting Agreement, to September 30, 2013. The consultant is entitled to receive a monthly fee of $4,500 payable in shares, based on the average closing price of the Company’s shares for the first month of trading commencing on the date of the Consulting Agreement. As a result, the Company will issue 3,979 shares per month for the term of the agreement. At October 31, 2013, the Company has recorded $17,508 (January 31, 2013: $nil) in fees to be paid in shares pursuant to this Consulting Agreement, which is included in accounts payable and accrued liabilities.

iii)

Pursuant to a debt settlement agreement dated July 8, 2013, the Company agreed to issue 4,304 common shares, as payment to a vendor of $4,820 owing. The amount owing is included in accounts payable and accrued liabilities at October 31, 2013 and will be derecognized upon issuance of the shares in settlement of the amount owing. These shares were issued subsequent to October 31, 2013.

iv)

Pursuant to a debt settlement agreement dated July 18, 2013, the Company agreed to issue 25,000 common shares as payment to a vendor of $15,000 in respect of consulting fees rendered. The amount owing is included in accounts payable and accrued liabilities at October 31, 2013 and will be derecognized upon issuance of the shares in settlement of the amount owing.

v)

Pursuant to a debt settlement agreement dated September 18, 2013, the Company agreed to issue 63,492 common shares as payment to a vendor of $20,000 in respect of consulting fees rendered. The amount owing is included in accounts payable and accrued liabilities at October 31, 2013 and will be derecognized upon issuance of the shares in settlement of the amount owing.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

vi)

Pursuant to a board agreement dated September 24, 2013, the Company has agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the three and nine months ended October 31, 2013, the Company recorded directors fees of $18,000 and $18,000, respectively (2012: $Nil and Nil, respectively) in respect of the first 75,000 common shares that have been earned under this agreement.

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

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the nine months ended October 31, 2013 and for the year ended January 31, 2013 is presented below:

			Weighted
		Weighted	Average Grant
	Number of	Average	Date
	Shares	Exercise Price	Fair Value
Outstanding at January 31, 2012	-
Granted	1,885,000	$0.25	$0.24

Outstanding at January 31, 2013	1,885,000	$0.25
Granted	1,555,000	$0.90	$0.44

Outstanding at October 31, 2013	3,440,000	$0.54

Exercisable at October 31, 2013	2,421,820	$0.64	$0.29

Exercisable at January 31, 2013	668,728	$0.25	$0.24

At October 31, 2013, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

	Exercise		Expiry	Remaining
Number	Price		Date	Contractual Life
1,000,000	$0.25	(1)	July 30, 2022	8.75
285,000	$0.25	(2)	July 30, 2014	0.75
150,000	$1.25	(3)	June 18, 2015	1.63
150,000	$1.75	(3)	June 18, 2015	1.63
200,000	$2.25	(3)	June 18, 2015	1.63
150,000	$0.25	(4)	July 19, 2015	1.72
150,000	$0.50	(4)	July 19, 2015	1.72
150,000	$0.75	(4)	July 19, 2015	1.72
15,000	$0.25	(5)	July 25, 2015	1.73
250,000	$0.75	(6)	October 1, 2015	1.92
600,000	$0.25	(7)	October 9, 2017	3.94
50,000	$0.25	(8)	February 1, 2018	4.26
20,000	$0.25	(9)	February 1, 2015	1.25
90,000	$0.25	(10)	February 14, 2015	1.29
30,000	$0.25	(11)	April 1, 2016	2.42
150,000	$0.25	(12)	May 1, 2018	4.50

3,440,000

(1)

The stock options vest over a period of two years from the grant date. At October 31, 2013 500,000 of these options had vested and the Company had recognized stock based compensation expense of $31,467 and $93,375 during the three and nine months ended October 31, 2013, respectively (2012: $31,809 and $31,809, respectively) in respect of these options. Remaining stock based compensation expense of $93,032 will be recognized over the remaining vesting term of these options.

(2)

These stock options vest over a period of two years from the grant date. At October 31, 2013, 171,820 of these options had vested and the Company had recognized stock based compensation expense of $6,558 and $34,658 during the three and nine months ended October 31, 2013, respectively (2012: $7,326 and $7,326, respectively) in respect of these options. Remaining stock based compensation expense of $69,353 will be recognized over the remaining vesting term of these options.

(3)

These stock options had fully vested at October 31, 2013 (January 31, 2013: none of these options had vested) and the Company has recognized $Nil and $214,726 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(4)

These options vest over a period of one year from the grant date. At October 31, 2013, 225,000 of these options had vested (January 31, 2013: None of these options had vested) and the Company had recognized stock based compensation expense of $24,557 and $125,190 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options. Remaining stock based compensation expense of $69,671 will be recognized over the remaining vesting term of these options.

(5)

These stock options had fully vested at October 31, 2013 and the Company has recognized stock based compensation of $Nil and $8,513 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

(6)

These stock options had fully vested at October 31, 2013 (January 31, 2013: None of these options had vested) and the Company recognized stock based compensation expense of $34,542 and $34,542 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(7)

These stock options had fully vested at October 31, 2013 and January 31, 2013 and the Company has recognized stock based compensation expense of $Nil and $Nil during the three and nine months ended October 31, 2013, respectively (2012: $140,603 and $140,603, respectively) in respect of these options.

(8)

These stock options had fully vested at October 31, 2013 and the Company has recognized stock based compensation expense of $Nil and $11,090 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(9)

These stock options had fully vested at October 31, 2013 and the Company has recognized stock based compensation expense of $Nil and $3,737 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(10)

These stock options had fully vested at October 31, 2013 and the Company has recognized stock based compensation expense of $Nil and $18,456 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options.

(11)

These stock options will be fully vested on April 1, 2014. The Company has recognized stock based compensation expense of $8,199 and $18,983 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options. Remaining stock based compensation expense of $13,546 will be recognized over the remaining vesting term of these options.

(12)

These stock options vest over a period of two years from the grant date. The Company has recognized stock based compensation expense of $21,764 and $43,291 during the three and nine months ended October 31, 2013, respectively (2012: $Nil and $Nil, respectively) in respect of these options. Remaining stock based compensation expense of $64,582 will be recognized over the remaining vesting term of these options.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At October 31, 2013, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2013: $Nil and $Nil, respectively).

During the three and nine months ended October 31, 2013, the Company recognized a total fair value of $127,088 and $606,561, respectively (2012: $179,738 and $179,738, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

	2013	2012
Expected term of stock option (years) (1)	1.48	4.24
Expected volatility (2)	184.40%	247.27%
Estimated stock price at date of issuance(3)	$0.71	$0.25
Risk-free interest rate	0.18%	0.57%
Dividend yields	0.00%	0.00%

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

Share Purchase Warrants

At October 31, 2013, the Company had 3,042,946 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
214,506	$0.75	July 30, 2014
498,000	$0.25	August 10, 2017
500,000	$0.50	August 10, 2017
400,000	$0.75	September 24, 2014
400,000	$0.50	November 26, 2014
100,000	$0.50	December 10, 2014
72,000	$0.75	December 31, 2014
240,000	$0.25	April 7, 2015
120,000	$0.25	April 19, 2015
128,440	$0.75	April 19, 2015
120,000	$0.28	October 4, 2015
150,000	$0.25	August 10, 2018
100,000	$0.50	August 10, 2018

3,042,946

A summary of the Company’s share purchase warrants outstanding is presented below:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

			Weighted
	Number of		Average
	Warrants		Exercise Price
Outstanding at January 31, 2012	100,000	CADS	0.75
Cancelled	(100,000)	CAD$	0.75
Re-issued pursuant to the Acquisition (Note 4)	214,506	USD$	0.75
Issued	1,948,000	USD$	0.44
Outstanding at January 31, 2013	2,162,506	USDS	0.47
Issued	880,440	USD$	0.48

Outstanding at October 31, 2013	3,042,946	USD$	0.48

15.      Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have an adverse effect on the Company’s business.

For the three and nine months ended October 31, 2013, the Company had concentrations of sales with Customer A equal to 51% and 42%, respectively (2012: 5% and 2%, respectively), Customer B equal to 13% and 14%, respectively (2012: 22% and 14%, respectively) and Customer C equal to 15% and 4% respectively 2012: 0% and 0%, respectively). As at October 31, 2013 the accounts receivable balance for Customer A was $31,859 (January 31, 2013: $325,530), for Customer B was $9,247 (January 31, 2013: $11,203) and for Customer C was $990 (January 31, 2013: $Nil).

16.      Subsequent Events

Subsequent to October 31, 2013;

(i)

On November 13, 2013, the Company issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On November 13, 2013, the Company received $100,000 (less an original issuance discount of 10%) with the remaining balance of the First Note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion. The principal sum due to the lender shall be prorated based on the consideration actually paid by the lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that we are only required to repay the amount funded and not any of the unfunded portion. The maturity date for the First Note is two years from November 13, 2013. The principal sum, plus any accrued but unpaid interest thereon, of the First Note may be converted, at any time by lender, into shares of common stock of our company at a price which is the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion (less certain discounts as is specified in the promissory note).

The Company may repay the promissory note at any time on or before 90 days from November 13, 2013 with 0% interest. If the Company does not repay the promissory note within the 90 days then a one-time interest charge of 12% will be applied to the principal sum.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company granted piggyback registration rights to the lender in connection with the next registration statement to be filed with the Securities and Exchange Commission. The Company also agreed that the terms of the note will be amended if the Company issues any securities with terms more favourable than the terms contained in the note.

(ii)

On November 14, 2013, the Company entered into an Agency and Interlender Agreement dated November 14, 2013 (the “Agency Agreement”) with Kalamalka Partners Ltd. (“Kalamalka”), and certain lenders as set out in the Agency Agreement (the “Lenders”), whereby the Company agreed to borrow up to $300,000 from the Lenders from time to time (the “Loan”). In connection with the closing of the Agency Agreement, the Company issued: (i) two convertible promissory notes (collectively, the “Notes”) in the aggregate principal amount of $100,000 and (ii) an aggregate of 125,000 share purchase warrants (each, a “Lender Warrant”) to the Lenders. Each Lender Warrant is exercisable into one Share at a price of $0.10 per Share until November 14, 2016.

Each Note is due on January 31, 2014 (the “Due Date”) and bears interest at the rate of 12% per annum, calculated daily and payable on the Due Date. The principal amount outstanding under any Note, and all accrued but unpaid interest thereon, may be converted into shares of common stock of the Company at a price of $0.25 per share at any time at the option of the respective Lender. Repayment of the Notes is secured by general security agreements dated November 14, 2013, as amended and restated, made by each of the Company and itswholly owned subsidiary in favour of Kalamalka, as agent for the Lenders.

As consideration for facilitating the Loan, the Company issued an aggregate of 125,000 warrants (the “Kalamalka Warrant”) to Kalamalka, each Kalamalka Warrant exercisable into Shares at a price of $0.10 per Share until November 14, 2016.

(iii)

Subsequent to October 31, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received CDN$25,000 in respect of this note, after an original issue discount (“OID”) of 15%, or $3,750. The note matured on December 7, 2013 and was repaid in full at maturity. As additional consideration for entering into the loan, the Company issued 25,000 common shares of the Company to the lender.

(iv)

Subsequent to October 31, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received CDN$25,000 in respect of this note, after an original issue discount (“OID”) of 15%, or $3,750. The note matures on March 8, 2014 and is repayable in eight equal monthly instalment of $3,125 beginning on December 21, 2013. The OID of $3,750 is repayable upon the Company reporting net income from operations in any given month subsequent to the issuance of the note, as determined in accordance with the Company’s regular accounting principles. As additional consideration for entering into the loan, the Company issued 22,000 common shares of the Company to the lender.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

(v)

Subsequent to October 31, 2013, the Company issued a promissory note in the principal amount of $57,500. The Company received $50,000 in respect of this note, after an original issue discount ("OID") of 15%, or $7,500. The note matures six months from the date of issuance and is repayable in six equal monthly installments over the term of the note. As additional consideration for entering into the loan, the Company agreed to issue 25,000 common shares of the Company to the lender.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors”, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our apparel products; our ability to successfully bring apparel products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; our ability to successfully raise the capital necessary to produce our products and operate our business; and other factors beyond our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this annual report on Form 10-Q, the terms “we”, “us”, “our” and “Company” mean our company, Naked Brand Group Inc., and our wholly-owned subsidiary Naked Inc., as applicable.

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

We operate from Abbotsford, British Columbia, Canada and manufacture and sell direct and wholesale undergarments and t-shirts to consumers and retailers under the brand name Naked®. Our core philosophy is to create products that make people feel sexy and good about themselves, while also making them feel like they are wearing nothing at all. Our goal is to create a new standard for how undergarments should fit, feel and function. With limited reliance on marketing campaigns, our products are now sold at premier fashion stores in North American, primarily in Canada and on the west coast of the United States, including Holt Renfrew and Nordstrom.

We will continue to produce men’s undergarments and t-shirts. We are rigorously working to develop a women’s line and we intend to ship limited styles of women’s underwear by the first quarter of fiscal 2015.

Recent Corporate Developments

Since the commencement of our third quarter ended October 31, 2013, we have experienced the following significant corporate developments:

1.

We spent $66,000 in product development and design, mostly attributable to our Spring t-shirt collection, cotton loungewear and undershirts, as well as design costs for new packaging on existing undergarment lines.

2.

In August, we launched a new PR campaign, Exposed, which features up and coming celebrities in a photo shoot, video interview and testimonial, aimed at increasing brand awareness. Our first profile featured Josh Henderson from the popular American television drama series Dallas.

3.

We announced the appointment of a new director to our board of directors, Mr. Christopher Heyn. Mr. Heyn is an apparel and consumer products veteran, who has previously served as CEO of Summit Golf Brands, President of Nautica Sportswear and Nautica Jeans Company, Senior Vice President for National Basketball Association's Global Merchandising Group, and Executive Vice President of Christian Dior Sportswear.

4.

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

5.

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

In connection with the Purchase Agreement, we also entered into a registration rights agreement with LPC (the “Registration Rights Agreement”), pursuant to which we filed a registration statement (the “Registration Statement”) with the SEC to register the resale of the shares of common stock issued and issuable to LPC pursuant to the Purchase Agreement. The Registration Statement was declared effective on December 12, 2013.

We will have the right, over a 24-month period, to sell up to an additional $8.0 million worth of shares of our common stock of the Company to LPC, upon the terms set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to LPC 919,500 shares of our common stock as a commitment fee and may issue up to 330,000 additional shares as additional commitment shares pursuant to the terms of the Purchase Agreement.

6.

On October 4, 2013, we issued a convertible promissory note to one lender in the principal amount of $300,000 plus accrued and unpaid interest and any other fees. The note matures on February 9, 2014, bears a one-time interest charge of 15% and is repayable in equal semi-monthly installments over the term of the note. The note is convertible into shares of our common stock at any time at the option of the lender at a price of $0.25 per share. In connection with the issuance of this note, we issued 200,000 shares of our common stock to the lender as additional consideration for the loan and 10,000 shares of our common stock to a third party as consideration for facilitating the loan.

7.

On November 14, 2013, we entered into an Agency and Interlender Agreement with Kalamalka Partners Ltd. ("Kalamalka"), and two lenders whereby we agreed to borrow up to $300,000. In connection with the Agency Agreement, we have issued convertible promissory notes to four lenders in the aggregate principal amount of $200,000 and an aggregate of 250,000 share purchase warrants to the lenders and 250,000 share purchase warrants to Kalamalka.

Outlook

We will continue to operate in the men’s undergarment market and have no current plans to change operations.

All of our employees are focused on helping us achieve five key sales objectives:

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

We have been working on securing financing to ensure we can order adequate inventory for the fourth quarter. As outlined below, under Going Concern, at October 31, 2013 and as of the date of this report, we were facing serious liquidity issues and we can provide no assurance that management will be able to secure adequate financing to achieve these sales objectives.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013

Revenue

During the three months ended October 31, 2013, we generated net sales of $117,521 compared to $59,254 for the same period in 2012, an increase of $58,267, or 98%. Net sales increased as a result of increased sales to key wholesale customers, sales to new department store and boutique customer accounts, and from increased online orders. These increases were offset by a $35,500 credit granted to our largest customer, Nordstrom, to compensate for its decreased gross margins associated with our marked down cotton products.

We shipped to 59 boutique stores and 4 department stores versus 60 boutique stores and 2 department stores, in the current quarter year over year. We also saw a 283% increase in our online sales, year over year.

We had a 129% increase in cost of sales in the current quarter, year over year, due to the higher volume of sales. Our gross margin was (4) % in the quarter ended October 31, 2013 compared to 10% in the quarter ended October 31, 2012. The significantly lower than average profit margin this quarter was due the retailer credit granted to Nordstrom, as described above. If this discount had not been granted, we would have recognized a gross profit margin of 20% in the current quarter.

Our higher margins of 40 to 45% on our Microfiber and MicroModal undergarments were offset by lower than expected profit margins on our cotton lines and NKD lines as a result of sell offs for out of season collections.

The comparative quarter ended October 31, 2012 also reported lower than average margins due to the writedown of lost and damaged inventory in that period; we realized higher margins in subsequent periods.

Operating Expenses

	Three months ended October 31,		Change
General and administrative	2013	2012	$	%
Bad debts	$(1,962)	$179	(2,141)	(1196.1)%
Bank charges and interest	1,745	3,880	(2,135)	(55.0)%
Consulting	15,116	13,601	1,515	11.1%
Depreciation	5,722	5,627	95	1.7%
Directors fees	22,500	3,002	19,498	649.5%
Insurance	13,089	2,424	10,665	440.0%
Investor relations	7,141	-	7,141	N/A
Marketing	58,598	54,341	4,257	7.8%
Occupancy and rent	8,490	6,018	2,472	41.1%
Office and miscellaneous	18,792	18,142	650	3.6%
Product development	59,145	11,590	47,555	410.3%
Professional fees	45,301	100,229	(54,928)	(54.8)%
Salaries and benefits	110,474	64,330	46,144	71.7%
Share based compensation	127,088	176,631	(49,543)	(28.0)%

Transfer agent and filing fees	6,203	15,235	(9,032)	(59.3)%
Travel	19,157	25,514	(6,357)	(24.9)%
Warehouse management	31,137	17,232	13,905	80.7%
Total	$547,736	$517,975

There was a small increase in general and administrative expenses to $547,736 for the three months ended October 31, 2013, from $517,975 for the three months ended October 31, 2012. Of the $547,736, $150,810 was related to non-cash charges.

Our investor relations expenses was significantly reduced this quarter as a result of the termination of contractual relationships with investor relations firms who had been assisting in capital raising efforts through introductions to the institutional and retail investment community. These capital raising efforts were continued internally within the company.

Our marketing expenses in the current quarter included the design and development of new packaging on existing product, and the production of marketing materials and tradeshow displays. In addition, we incurred approximately $18,500 in costs for product sample giveaways.

In the current quarter we incurred an increase in directors’ fees of $19,498 as a result of the appointment of two independent board members during the current fiscal year. Directors’ fees in the current period include $18,000 related to the issuance of stock to our newest board member appointed in the current quarter. In the comparative period, we did not have any independent board members.

During the current quarter we incurred approximately $55,000 in consulting and development costs related to our men’s products, including the design and development of our Spring t-shirt and undershirt collection. We also incurred approximately $10,800 in respect of the ongoing design and development of our women’s line. In the prior year, the women’s and t-shirt lines were not under development and our product development costs were related to new fabric samples on existing product lines.

Professional fees decreased by $54,928, year over year, as a result of significant professional fees in the comparative period associated with the closing of a long-term revolving loan facility, as well as new advisor contracts, in the comparative period.

Salaries and benefits increased by $46,144 due to increased corporate and operational activities which has necessitated the hiring of additional staff members to support marketing, product sourcing, finance and operations. Our number of staff has approximately doubled since the comparative quarter and includes the addition of finance support staff, a production manager, an account manager, and a technical supervisor.

The value of management’s stock options expensed for the period was $56,025, relating to the periodic allocation over the vesting period of the expense related to stock options granted to management in July, 2012 and related to stock options granted in the second quarter in connection with the appointment of a new director. Also included in share based compensation is an amount of $29,963 related to the periodic allocation over the vesting period of stock options granted to employees during our first and second quarter of the current year, and an amount of $41,100 for stock options granted to consultants of our company.

We continue to incur significant costs for travel. The CEO spent a significant amount of time travelling to meet with investment banks in conjunction with potential financings. Travel expenses also included CEO and staff trips to the United States and Canada for tradeshows, customer relations trips and product knowledge sessions.

We incurred significant expenses for warehouse management this quarter because we have outsourced our shipping to US customers and warehouse storage to a third party logistics company. Warehouse management costs were approximately $12,000 higher this quarter than anticipated as a result of additional handling expenses incurred in connection with a packaging changeover.

Other income and expenses

We incurred interest expenses of $19,986 for the three months ended October 31, 2013 as compared to $13,762 for the same period in 2012, an increase of $6,224. This increase in interest is attributable to the revolving loan agreement entered into in August, 2012 and accretion expense associated with this financing arrangement, as well as other short term interim financings entered into during the current period, which have been arranged to bridge operations until a more significant, long-term financing can be arranged.

Financing and accretion charges increased to $240,613 for the three months ended October 31, 2013 from $17,971 for the three months ended October 31, 2012. This was mostly the result of the amortization of a significant debt discounts associated with short term promissory notes that were issued during the second and third quarter, including one convertible promissory note that was settled during the third quarter, resulting in an immediate recognition of its discount to the statement of operations.

We have a mark to market derivative expense of $425,400 during the current quarter which arose in connection with a derivative liability that was being recognized in our financial statements because of a full ratchet provision included in a convertible promissory note. Accounting rules required this derivative liability to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These are non-cash income and expense items of our company.

Net loss and comprehensive loss

Our net loss for the three months ended October 31, 2013 was $396,400, or $0.01 per share, as compared to a net loss of $554,753, or $0.02 per share, for the three months ended October 31, 2012. The decrease in net loss in the current period is as a result of the non-cash income amount associated with the derivative liability, as described above.

Our other comprehensive income for the three months ended October 31, 2013 was $Nil, as compared to a comprehensive loss of $646 for the three months ended October 31, 2012. Other comprehensive loss in the comparative period was a result of foreign currency translation gains and losses. In the current period, these foreign currency translation gains and losses are accumulated in net income due to a change in functional currency effective during the fourth quarter of fiscal 2013.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2013

Revenue

During the nine months ended October 31, 2013, we generated net sales of $414,872 compared to $151,502 for the same period in 2012, an increase of $263,370, or 174%. Net sales increased as a result of increased sales to new key wholesale customers, including Nordstrom, increased sales to new and existing boutique customers and from increased online orders. These increases were offset by a $35,500 credit granted to our largest customer, Nordstrom, to compensate for its decreased gross margins associated with our marked down cotton products.

We also realized increased sales through new “off-sales” channels through which we have sold off out of season t-shirt and cotton collections.

We shipped to 111 boutique stores and 4 department stores versus 101 boutique stores and 2 department stores, year over year.

We had an increase in cost of sales due to the higher volume of sales. Our gross profit margin was 11% for the nine months ended October 31, 2013 compared to 23% for the nine months ended October 31, 2012. Our profit margins are lower than in preceding periods due to a combination of several factors. During the current year, we recorded inventory write-downs related to a change in waistband which resulted in a reduction in our total gross margins of 2%, and for out of season collections, which reduced total gross margins by 3%. In addition, we incurred higher shipping costs on a large shipment of inventory to reduce travel time in order to fill the order on a timely basis. In addition, we sold inventory at a lower margin to one of our key wholesale customers as a result of a delay in our ability to fulfill orders from this customer due to low inventory levels in the first quarter.

The remaining decrease as compared to the prior year was due to the retailer credit granted to Nordstrom, as described above, which resulted in a 9% decrease in our reported gross margin.

Operating Expenses

	Nine months ended October 31,		Change
General and administrative	2013	2012	$	%
Bad debts	$(3,726)	3,403	(7,129)	(209.5)%
Bank charges and interest	5,053	5,235	(182)	(3.5)%
Consulting	101,533	76,764	24,769	32.3%
Depreciation	16,445	7,717	8,728	113.1%
Directors fees	22,500	3,002	19,498	649.5%
Insurance	41,147	4,479	36,668	818.7%
Investor relations	186,593	-	186,593	N/A
Marketing	222,739	115,604	107,135	92.7%
Occupancy and rent	23,431	19,216	4,215	21.9%
Office and miscellaneous	79,393	56,400	22,993	40.8%
Product development	184,279	38,751	145,528	375.5%
Professional fees	205,759	206,693	(934)	(0.5)%
Salaries and benefits	302, 238	127,090	175,148	137.8%
Share based compensation	606,561	179,738	426,823	237.5%
Transfer agent and filing fees	18,982	15,235	3,747	24.6%
Travel	85,193	55,000	30,193	54.9%
Warehouse management	69,445	17,232	52,213	303.0%
Total	$2,167,565	$931,559

There was an increase in general and administrative expenses to $2,167,565 for the nine months ended October 31, 2013, compared to $931,559 for the nine months ended October 31, 2012. Of the $2,167,565, $747,764 was related to non-cash charges.

We incurred higher consulting charges this period over the prior year. The increase was due to $35,000 in monthly retainer under our brand management contract with Shark Branding and Daymond John, $12,500 in fees associated with a customer account representative engaged during the period, and $10,500 paid for merchandising consulting in respect to our women’s collection. We also launched a temporary shop at the Hudson Bay Company in Vancouver, British Columbia, to sell product, which cost us $10,000 but brought in the exposure we anticipated, so we could receive buyer’s meetings for Lord and Taylor and the Hudson Bay Company.

We incurred investor relations expenses of $186,593 during the nine months ended October 31, 2013. We engaged a couple of firms to assist in our raising capital effort by making introductions for the Company, which involved expenses of approximately $76,700, of which approximately $7,500 were for non-cash charges that are payable in common shares of the Company. Also included in investor relations expense is a non-cash charge of $89,250 related to shares to be issued to an investment company who was engaged to assist with communications with respect to the institutional and retail investment community, and charges of $28,625 related to a one year advertising campaign directed at increasing our exposure to the investment community.

Our marketing expenses increased significantly due to the design and development of new marketing materials, and from promotional events we attended, which also resulted in higher travel expenses during the period. We spent approximately $12,500 on a celebrity “Exposed” campaign, which brought us online exposure, including an article on the homepage of WWD today. We spent approximately $14,000 on new promotional materials, including new packaging, catalogues, trend books and posters and approximately $14,500 for presentation materials related to our women’s collection, which is currently under development. Marketing expenses this period also included approximately $10,000 in costs related to our appearance on The View and $55,000 in sample giveaways to new and existing customers from our newer product lines, including t-shirts and our Naked sub-line of undergarments.

During the current period, we incurred additional expenses as compared to the comparative period in fiscal 2013, to maintain our listing on the public market, including transfer agent and filing fees, increased insurance expense related to director and officer liability insurance, and professional fees associated with financing activities and new contracts with advisors and consultants. In the comparative period, we incurred significant professional fees in connection with the Acquisition and the closing of a long-term revolving loan facility.

During the current period we incurred a total of $115,000 in consulting and product development costs related to the planning, design and development of our women’s line. We engaged a women’s line design consultant at a cost of CAD$7,500 per month and in addition incurred costs of approximately $39,500 in the design and development of samples and in fabric and patterns. Product development this quarter also included approximately $64,000 in design consulting, patterns and samples related to a new silver men’s line product, our Spring t-shirt collection and Micromodal, Microfiber and cotton loungewear collection. In the prior year, these new product lines was not under development and our product development costs were related to new fabric samples on existing product lines.

Salaries and benefits increased by $175,148 due to increased corporate and operational activities which has necessitated the hiring of additional staff members to support marketing, product sourcing, finance and operations. Our number of staff has approximately doubled from the comparative period and includes the addition of finance support staff, a production manager, an account manager, and a technical supervisor. This resulted in increased salary expense of approximately $130,000 in the current period. The remaining salary increases were mostly attributable to salary increases for management, which were effective in July, 2012.

The value of management’s stock options expensed for the period was $218,566, relating to the periodic allocation over the vesting period of the expense related to stock options granted to management in July, 2012 and related to stock options granted in the current period in connection with the appointment of a new director. Also included in share based compensation is an amount of $95,556 related to the periodic allocation over the vesting period of stock options granted to employees during the current period, and an amount of $292,439 for stock options granted to consultants of our company.

We also incurred significant costs for travel. The CEO and former CFO made several trips to meet with investment banks in conjunction with potential financings. Travel expenses also included CEO and staff trips to the United States and Canada for tradeshows, customer relations trips and product knowledge sessions.

We incurred significant expenses for warehouse management this quarter because we have outsourced our shipping to US customers and warehouse storage to a third party logistics company. Warehouse management costs were approximately $24,000 higher this period than anticipated as a result of additional handling expenses incurred in connection with a packaging error on product received from a vendor in the second fiscal quarter, and a packaging changeover completed in the third fiscal quarter. We anticipate warehouse management costs will be lower in the following periods, but will increase proportionately as our sales increase.

Other income and expenses

We incurred interest expenses of $50,060 for the nine months ended October 31, 2013 as compared to $24,254 for the same period in 2012, an increase of $25,825. This increase in interest is attributable to the revolving loan agreement entered into in August, 2012 and accretion expense associated with this financing arrangement, as well as other short term interim financings entered into during the current period, which have been arranged to bridge operations until a more significant, long-term financing can be arranged.

Financing and accretion charges increased to $362,374 for the nine months ended October 31, 2013 from $29,287 for the nine months ended October 31, 2012. This was mostly the result of the amortization of financing fees associated with the issuance of short term promissory notes, as well as an additional write off of deferred financing fees of $56,555 during the current quarter in connection with the Amendment Agreement that we entered into on July 22, 2013 with Kalamalka Partners, which reduced the credit available under the Notes, therefore requiring a proportionate write off of the financing fees incurred in connection with the original issuance of the Notes.

We had a derivative expense of $115,000 during the current period due to a one-time non-cash charge associated with the issuance of a convertible promissory note, the terms of which resulted in a derivative liability being recorded in our financial statements. The derivative liability arose in connection with a full ratchet provision included in the note which provided the lender the right to obtain amended terms under the note equal to any more favourable terms provided to other lenders while the note was outstanding. The derivative liability also resulted in a $87,100 non-cash income charge to our statement of comprehensive loss for a fair value mark to market adjustment as a result of the application of derivative accounting rules. Subsequent to October 31, 2013, we repaid this note in full and, consequently, we do not anticipate these charges affecting our operating results in future periods after its settlement.

In addition, other income and expenses for the nine months ended October 31, 2013 includes a $485,704 loss associated with the amendment to the Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes. This loss did not represent any cash outlay for our company and, as a result of the amendments these Notes were no longer in default.

There were no such financing charges, derivative fair value adjustments or other gain or losses during the comparative period in 2012.

Net loss and comprehensive loss

Our net loss for the nine months ended October 31, 2013 was $3,077,120, or $0.10 per share, as compared to a net loss of $964,073, or $0.04 per share, for the nine months ended October 31, 2012, as a result of the increased general and administrative expenses and financing expenses, as described above. Of the total net loss of $3,077,120, $1,603,656 is related to operating and non-operating charges that do not involve cash, including $713,811 in share based compensation charges for shares of common stock and stock purchase options granted to employees and consultants. We also reported non-cash finance related charges of $355,779 for the amortization of deferred financing fees and the accretion of debt discounts which are the result of equity based fees attached to certain loan arrangements.

Our other comprehensive income for the nine months ended October 31, 2013 was $Nil, as compared to a comprehensive loss of $3,539 for the nine months ended October 31, 2012. Other comprehensive loss in the comparative period was a result of foreign currency translation gains and losses. In the current period, these foreign currency translation gains and losses are accumulated in net income due to a change in functional currency effective during the fourth quarter of fiscal 2013.

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

During the year ended January 31, 2013, our borrowing exceeded the required margins and these Notes entered into default. As a result, on July 22, 2013, we entered into an Amendment Agreement with Kalamalka and the Lenders. Pursuant to the Amendment Agreement, we amended the Notes to reduce the conversion price from $0.75 to $0.50 per share and amended the terms of the Lender Warrants, Bridge Loan Warrants and Agent’s Warrants such that the expiry of all of the warrants was extended by three years. In addition, the Amendment Agreement reduced the total commitment of the revolving loan facility from $800,000 to the $500,000 already advanced. As a result, we were unable to obtain further advances under this loan arrangement.

Subsequent to October 31, 2013, we entered into another Agency and Interlender Agreement with Kalamalka, and certain lenders whereby we agreed to borrow up to an additional $300,000. On November 14, 2013, we made an initial drawdown of $100,000 under the loan and, on November 26, 2013, we drew down a second tranche of $100,000. In connection with these drawdowns, we issued an aggregate of 250,000 share purchase warrants to the lenders and an aggregate of 250,000 share purchase warrants to Kalamalka as consideration for facilitating the loans. Each warrant is exercisable into one common share of our stock at a price of $0.10 per share for a period of three years.

Each note bears interest at a rate of 12% per annum, calculated and payable at maturity on January 31, 2014. The principal amount outstanding under these notes may be converted into shares of our common stock at a price of $0.25 per share at any time at the option of the lenders. Repayment of the notes is secured by general security agreements in favour of Kalamalka, as agent for the lenders.

Subsequent to October 31, 2013, our borrowing exceeded the required margins and these Notes entered into default as a result of our failure to cure these margins within the applicable grace period. As of the date of this report, we have not yet received notice of default from the Lenders and we expect to be able to cure the margins within two weeks of this report through the procurement of inventory.

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

The terms of the promissory note permitted repayment at any time on or before September 11, 2013 with no interest being applied; otherwise a one-time interest charge of 12% would be applied to the principal sum. On September 9, 2013, we repaid the promissory note in full and, consequently, no interest was applied.

Subsequent to October 31, 2013, we issued a new promissory in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees and; on November 13, 2013, we received $100,000 pursuant to this new promissory note, after a 10% original issue discount.

The maturity date for the new promissory note is November 13, 2015 and the principal sum, plus any accrued but unpaid interest thereon, of the promissory note was convertible, at any time by the lender, into shares of our common stock at the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

The terms of the promissory note permit repayment at any time on or before 90 days from November 13, 2013 with no interest being applied; otherwise a one-time interest charge of 12% will be applied to the principal sum.

Trend Time Development Limited

During the second quarter, we received $75,000 in respect of a promissory note dated August 1, 2013 in the principal amount of $75,000. The promissory note matures on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity. The note may be repaid at any time before maturity without notice, bonus or penalty.

Alan Aaron

On September 4, 2013 we issued a promissory note in the principal amount of $150,000 plus accrued and unpaid interest and any other fees. The promissory note is due on January 4, 2014, repayable in equal semi-monthly installments over the terms of the note. The note bears a one-time interest charge of 15% or $22,500 and may be repaid at any time before maturity without notice of penalty. We also issued 100,000 shares of our common stock to the lender as additional consideration for the loan. The proceeds of this loan were used to settle the promissory note issued to JMJ Financial, as described above.

Canfund Ventures Corporation

On October 4, 2013, we issued a convertible promissory note to one lender in the principal amount of $300,000 plus accrued and unpaid interest and any other fees. The note matures on February 9, 2014, bears a one-time interest charge of 15% and is repayable in equal semi-monthly installments over the term of the note. The note entitles the lender, at its election, at any time on or prior to maturity, to convert all or any portion of the principal amount and any interest outstanding thereon into shares of our common stock at the price of $0.25 per share. The note may be repaid at any time before maturity without notice, bonus or penalty.

We issued these notes as an interim arrangement in anticipation of completing a larger, long term financing. Subsequent to our second quarter, we entered into the Purchase with Lincoln Park Capital Fund, LLC and we repaid the June 12, 2013 promissory note issued to JMJ Financial in full.

Future Financing

Provided below is a financing table showing gross cash proceeds from share issuances over the operating life of Naked:

2011 Fiscal Year	$217,171
2012 Fiscal Year	$144,929
2013 Fiscal Year(1)	$993,299
February 1, 2013 to date	$983,250
Total cash proceeds to date	$2,338,649

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

Working Capital (Consolidated)

	October 31, 2013	Jan 31, 2013
	(unaudited)	(audited)

Current Assets	$820,960	$731,791
Current Liabilities	$1,458,776	$804,333
Working Capital (Deficit)	$(637,816)	$(72,542)

Our decrease in working capital is primarily attributable to short term promissory note issued during the current quarter. The funds raised through the issuance of these short term promissory notes were used to fund operations, production and the procurement of inventory.

We also had a decrease in accounts receivable as compared to our January 31, 2013 year end date. This is attributable to a decrease in accounts receivable from our largest customer, Nordstrom, as a result of a large initial order in the fourth quarter of fiscal 2013, for which payment was received in the current fiscal year.

We had higher levels of inventory on hand at October 31, 2013 as compared to January 31, 2013, partly as a result of t-shirt inventory and NKD product lines, which were still under development at January 31, 2013. We continue to direct funding primarily to the procurement of inventory in order to increase our ability to fulfill orders on a timely basis.

We had an increase in accounts payable balance at October 31, 2013 as compared to January 31, 2013 due to the delay in payment of vendor accounts as we have been working to secure financing.

As of October 31, 2013, we will require further financing to continue to meet ongoing operating obligations.

Cash Flows

	Nine months ended October 31,
	2013	2012

Cash Flows Used In Operating Activities	$(1,357,105)	$(1,101,830)
Cash Flows Provided By (Used In) Investing Activities	(7,513)	342,706
Cash Flows Provided By Financing Activities	1,329,107	740,784
Effect of Foreign Exchange on Cash	-	1,078
Net change in Cash During Period	$(35,511)	$(17,262)

Operating Activities

Cash flows used in our operating activities was $1,357,105 for the nine months ended October 31, 2013. The cash used in operations during the period was largely used to pay for inventory to fulfill increased sales orders and cash used to fund the general and administrative expenses.

We were partly able to manage cash flow through a decrease in accounts receivable of $296,106 and an increase in accounts payable of $273,630.

Cash used in operating activity outflows was financed through funds raised in private placement offerings and the issuance of short term promissory notes.

Investing Activities

Investing activities used cash of $7,513 during the nine months ended October 31, 2013, compared to cash provided by investing activities of $342,706 for the nine months ended October 31, 2012. Investing activities in the current period included cash outlays for a new trademark application, and the acquisition of some retail displays. We expect to incur additional costs related to patent and trademark acquisitions, maintenance and protection as we develop new products.

For the nine months ending October 31, 2012, cash provided by investing activities was primarily a result of cash acquired from Search By Headlines.com of $386,777, which was partially offset by costs incurred to develop and launch a new website.

Financing Activities

Financing activities provided cash of $1,329,107 for the nine month period ended October 31, 2013, compared to $740,784 for the nine month period ended October 31, 2013. We received proceeds of $983,250 related to private placements, net of proceeds of $150,000 related to a private placement and escrow agreement, the proceeds for which will be received in tranches over the next twelve months. We also received cash of $225,000 in connection with the issuance of two short term promissory notes and $450,000 in connection with the issuance of two convertible promissory notes during the current period.

Proceeds from financing activities during the nine months ended October 31, 2012 included advances related to the Acquisition of $328,701, and proceeds of a revolving loan facility of $400,000.

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

Going Concern

As at October 31, 2013 and as of the date of this report, we were facing serious liquidity issues and our company was at a very high risk of becoming insolvent within the immediate future. We were, and continue to be, unable to service our significant debt repayment obligations that have, and will continue to become due in the immediate short term. At October 31, 2013, we had an aggregate of $549,775 in debt repayments coming due within a period of only four months of that date, and we entered into additional debt obligations subsequent to October 31, 2013 which significantly increased these obligations. Further, subsequent to October 31, 2013, we entered into default on certain loan agreements as a result of the breach of our borrowing margins, and we were facing a serious risk of entering into default on various other loan arrangements as a result of our inability to service repayment obligations. We had not yet achieved profitable operations and expect to continue to incur significant losses from operations in the immediate future, and we therefore do not expect our financial situation to improve without a significant change in circumstances. These factors cast substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our substantial existing liabilities as well as further liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Disclosure of Outstanding Share Data

We are authorized to issue 100,000,000 shares of common stock having a par value of $0.001 per share. As of December 23, 2013, there were 34,024,804 shares of our common stock issued and outstanding. In addition, at December 23, 2013, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was 9,640,977 shares. In addition, we have issued a convertible promissory note in the principal amount of $111,111 which is convertible into shares of our common stock at the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign exchange risk

A significant portion of our revenues and the majority of our operating expenses are incurred in Canadian dollars. Therefore, operating results are impacted to the extent that they are not hedged, by the rise and fall of the relative value of the Canadian dollar to the United States dollar. During the nine months ended October 31, 2013, we incurred a net loss from foreign exchange fluctuations of $30,901.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)) as at October 31, 2013. Based upon that evaluation, our chief executive officer and chief financial officer, who is our principal executive and our principal financial officer, concluded that, as at October 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer and our chief financial officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines;

(iii)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and

(iv)	no written whistle-blower policy.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter, other than as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to October 31, 2013, Alex McAulay, our former principal financial officer, resigned from this role. He remains an independent board member.

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

We are still in the initial stages of our business plan. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. Naked commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the nine months ended October 31, 2013, our revenues were $414,877 (2012: $151,502).As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business and there is limited history upon which to base any assumption as to the likelihood that we will prove successful.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

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

For the year ended January 31, 2013, we incurred a net loss of $1,332,996 and we anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as described by our auditors with respect to the consolidated financial statements for the year ended January 31, 2013. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

We have issued convertible promissory notes which contain covenants that require us to meet or maintain certain minimum ratios for accounts receivables and inventory, and, subsequent to October 31, 2013, we entered into default of these covenant ratios. As of the date of this report we continue to be in default of these covenant ratios. As we have not met these borrowing base requirements, the lender is entitled to demand repayment of these notes at any time and, as such, we could face serious liquidity issues. If we are unable to settle these loans, the creditors may commence proceedings as are their rights under the agreements, to seize our assets. This would have a material adverse effect on our financial condition and our ability to meet other operational obligations.

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

We have a concentration of sales to two key customers and any substantial reduction in sales to these customers would have a material adverse effect on our business

In our fiscal year ended January 31, 2012 sales were heavily concentrated with Holt Renfrew which accounted for 22.8% of our sales. In fiscal 2013, we received a large initial order from Nordstrom and Nordstrom is currently of key importance to our business and our results of operations would be materially adversely affected if this relationship ceased. Nordstrom accounted for 55% of total net revenue for our fiscal year ended January 31, 2013 (2012: 0%). Although we continue to receive increasing sales orders from these customers, neither Nordstrom nor Holt Renfrew have any ongoing purchase commitment agreement with the Company therefore we cannot guarantee that the volume of sales will remain consistent going forward.

Any substantial change in purchasing decisions by one or more of these two customers, whether due to actions by our competitors, industry factors or otherwise, could have an adverse effect on our business.

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

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of January 31, 2013 and as of October 31, 2013 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, (iii) lack of independent directors and audit committee; (iv) inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and (v) no written whistle-blower policy.

We believe that these material weaknesses continue to exist and our disclosure controls and procedures and internal control over financial reporting are not effective. If such material weakness and ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such material weakness and ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock, of which 34,024,804 shares are issued and outstanding as of December 23, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTCQB operated by the OTC Markets Group. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE. Accordingly, shareholders may have difficulty reselling any of their shares.

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

The Financial Industry Regulatory Authority sales practice requirements may also limit our shareholders’ ability to buy and sell our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 6, 2013 we issued a promissory note to one lender in the amount of up to CDN$25,000 plus accrued and unpaid interest and any other fees and, on November 13, 2013, we issued 25,000 shares of our common stock to the lender who is resident in Canada relying on Regulation S promulgated under the Securities Act of 1933.

On November 7, 2013 we issued a promissory note to one lender in the amount of up to CDN$25,000 plus accrued and unpaid interest and any other fees and, on November 13, 2013, we issued 22,000 shares of our common stock to the lender who is resident in Canada relying on Regulation S promulgated under the Securities Act of 1933.

On November 13, 2013 we issued 4,304 shares of our common stock to a consultant of the Company as consideration for amounts owing to the consultant for services performed. We issued the shares of our common stock to the consultant, who is resident in Canada relying on Regulation S promulgated under the Securities Act of 1933.

On December 20, 2013 we issued a promissory note to one lender in the amount of up to $50,000 plus accrued and unpaid interest and any other fees and we agreed to 25,000 shares of our common stock to the lender who is resident in Canada relying on Regulation S promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

We have issued convertible promissory notes in the aggregate principal amount of $700,000 under Agency Agreements with Kalamalka which contain covenants that require us to meet or maintain certain minimum ratios for accounts receivables and inventory, and, subsequent to October 31, 2013, we entered into default of these covenant ratios. As of the date of this report we continue to be in default of these covenant ratios. As we have not met these borrowing base requirements, the lender is entitled to demand repayment of these notes at any time.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On December 20, 2013 we issued a promissory note to one lender. The note matures six months from the date of issuance and bears a one-time interest charge of 15%. We agreed to 25,000 shares of our common stock to the lender as additional consideration for entering into the loan.

We may prepay the note at any time, without penalty.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2, as filed with the Commission on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on August 30, 2012)
3.3	Amended Bylaws (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the Commission on January 28, 2013)
(10)	Material Contracts
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
10.31

Purchase Agreement dated September 10, 2013 with Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on September 16, 2013)

10.32	Registration Rights Agreement dated September 10, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on September 16, 2013)
10.33	Promissory Note dated October 4, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)
10.34	Guarantee dated October 4, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)
10.35	Pledge Agreement dated October 4, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)
10.36	Promissory Note dated November 13, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)
10.37	Form of Promissory Note dated November 14, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

Exhibit Number	Description of Exhibit
10.38	Agency and Interlender Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)
10.39	Amended and Restated Security Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)
10.40	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)
10.41	Form of Warrant Issuance Agreement (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)
10.42	Form of Warrant Certificate (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Madsen & Associates, CPA’s Inc. dated July 30, 2012 (incorporated by reference from Exhibit 16.1 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)
16.2	Letter from BDO USA LLP dated April 8, 2013 (incorporated by reference from Exhibit 16.2 to our current report on Form 8-K, as filed with the Commission on April 8, 2013)
(21)	Subsidiaries
21.1	Subsidiaries of Naked Brand Group Inc. Naked Inc. (incorporated in the State of Nevada)
(31 and 32)	Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:	/s/ Joel Primus
Joel Primus
President, Chief Executive Officer, and Director and Interim Chief Financial Officer, Secretary, and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: December 23, 2013