Form 10-K
period 2014-01-31
NAKED BRAND GROUP INC.
filed 2014-05-15
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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
(Address of principal executive offices)(zip code)

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

Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $23,177,418 based on a price of $0.80 per share multiplied by 28,971,773 common shares held by non-affiliates.

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

Yes [   ]      No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 35,983,674 shares of common stock as of May 15, 2014.

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

ITEM 1. BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology and include statements regarding: (1) our product line; (2) our business plan, including our plan to launch a complimentary line of women's innerwear, lounge and sleepwear products within the next 12 months and in the future extend the Naked brand to active wear, swim as well as bed and bath products; (3) our expectation that by the end of fiscal 2015, all of our primary production will be made outside of Canada; (4) the enforceability of our intellectual property rights; (5) projections of market prices and costs; (6) supply and demand for our products; (7) future capital expenditures; and (8) our need for, and our ability to raise, capital. The material assumptions supporting these forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) the enforcement of our intellectual property rights; (4) our ability to launch new product lines; (5) retention of skilled personnel; (6) continuation of current tax and regulatory regimes; (7) current exchange rate and interest rates; and (8) general economic and financial market conditions. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors” commencing on page 5, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to the development or marketing of our apparel products; (3) any adverse occurrence with respect to any of our licensing agreements; (4) our ability to successfully bring apparel products to market; (5) product development or other initiatives by our competitors; (6) fluctuations in the availability and cost of materials required to produce our products; (7) any adverse occurrence with respect to distribution of our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; (9) our ability to enforce our intellectual property rights; (10) our ability to hire and retain senior management and key employees; (11) other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with accounting principles generally accepted in the United States of America.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, the terms “we”, “us” and “our” mean our company, Naked Brand Group Inc., and our wholly-owned subsidiary Naked Inc., as applicable.

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

Our wholly owned subsidiary is Naked Inc. (“Naked”). Naked was incorporated under the federal laws of Canada on May 21, 2009 as “In Search of Solutions Inc.”, changed its corporate name to “Naked Boxer Brief Clothing Inc.” on May 17, 2010 and to “Naked Inc.” on February 20, 2013. Naked continued from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada on July 27, 2012. As part of the continuation, all classes of shares of Naked, including Class C, D, E and F common shares, were converted into one class of common shares of the Nevada corporation.

Our principal executive offices are located at #2 34346 Manufacturers Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is 604.855.4767.

General Development

On July 30, 2012, we closed an Acquisition Agreement with Naked, whereby whereby Joel Primus and Alex McAulay became our only directors and Chief Executive Officer and Chief Financial Officer, respectively, of our company and Naked stockholders exchanged their shares for a total of 13.5 million shares of our company, representing 50% of the company (the “Acquisition”).

Naked is a manufacturer and seller of direct and wholesale men’s undergarments and intimate apparel products in Canada and the United States to consumers and retailers.

As a result of the Acquisition, Naked became a wholly-owned subsidiary of our company and our business became the manufacturer and sale of direct and wholesale men’s undergarments and intimate apparel products in Canada and the United States to consumers and retailers. We operate out of Abbotsford, British Columbia, Canada.

The Company has entered into Agency and Interlender Agreements (the “Agency Agreements”) with Kalamalka Partners Ltd. (“Kalamalka”) and certain lenders (the “Lenders”) whereby we have issued convertible promissory notes (the “Notes”) in the aggregate principal amount of $775,000 under revolving loan arrangements. The Notes are secured by a general security agreement over the present and future assets of our company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under the Notes, and all accrued and unpaid interest therein, is convertible into common shares of our company at any time at the option of the Lenders. The conversion price of the Notes was $0.50 as to principal balances totaling $500,000 and $0.25 as to principal balances totaling $275,000.

Funds advanced under the Notes were restricted for inventory and accounts receivable whereby we could fund up to 90% of our accounts receivable and inventory. “Inventory” included raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables were marginable until 60 days from the invoice date, after which time such receivables had no value for margining purposes, except that up to $10,000 of receivables were marginable if such receivables were more than 60 days old but less than 90 days old.

This significant development allowed our company to fund inventory levels beyond initial purchase orders so Naked could have sufficient inventory on hand in order to fulfill orders on a timely basis. It also allowed for Naked to finance its accounts receivable in an efficient and economical way.

Our Current Business

We are Naked Brand Group, Inc. and our mission is to build a global lifestyle brand business offering innovative apparel, home and personal products We currently design, manufacture and sell men's innerwear and lounge apparel products under the "Naked" brand to consumers and retailers. We plan to launch a complimentary line of women's innerwear, lounge and sleepwear products within the next 12 months and in the future extend the Naked brand to active wear, swim as well as bed and bath products. Our core brand philosophy for Naked is to provide products that make people feel sexy and confident while being as comfortable as wearing nothing at all. Our goal is to create a new standard for how apparel products worn close to skin fit, feel and function. Our products are sold at a premium fashion stores in North America, primarily in Canada and on the West Coast of the United States including Holt & Renfrew, Hudson Bay Company and Nordstrom.

Current Principal Products

We currently offer a variety of male innerwear products including trunks, briefs, boxer briefs, undershirts, t-shirts, and lounge pants under the Naked brand as well as a sub-brand called “NKD”. Men’s Health has reviewed our innerwear as “perfect under any suit…” (February 8, 2013) and Esquire has said “Naked keeps everything well in order (down there) without cutting off circulation.” (December 14, 2012)

Our products are produced in a variety of styles using a range of the highest quality fabric: MicroModal, Microfiber, Tencel, Silver, Cotton Modal, and Pima Cotton. Our complete underwear line is available in MicroModal and Microfiber, and we sell limited styles of underwear in Tencel and Silver. We also produce t-shirts and lounge pants in both Cotton Modal and MicroModal. All of these fabrics are readily available in many countries.

MicroModal and Microfiber are smooth, lightweight Italian made fabrics engineered for supreme softness and comfort. The only material difference between the MicroModal and the Microfiber lines is the underlying composition of the fabric: MicroModal is wood-based and Microfiber is nylon-based. We have been producing our full line of underwear using these fabrics since our inception. Our cotton line is primarily made of organic high-gauge pima cotton material for a light, comfortable fit.

We introduced two new fabric lines in the fiscal year ended January 31, 2014. Our Silver collection consists of a boxer brief and V-neck t-shirt and is created with X-Static®, a high-performance fabric, which helps regulate body temperature and provides anti-odor and antimicrobial protection. X-Static® fabric contains 99.9% pure silver woven into the garment's nylon threads, which naturally deters odor-causing bacteria, wicks away moisture, is anti-chaffing and naturally cooling.

Our Tencel collection uses an innovative and premium fabric that is incredibly soft, breathable and easy to care for. Our Tencel collection is available in brief and boxer brief and features a stylish monogrammed waistband.

Production

We utilize manufacturing partners outside of the United States to produce our products. Our products are made in Canada, Turkey, and China, with primary production currently completed in Vancouver, Canada. We expect that by the end of fiscal 2015, all of our primary production will be made outside of Canada.

We have developed good relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products. We currently also work with an international agency to review the quality of our product both during and after production in advance of shipment.

Distribution

Our products are currently targeted at men who are fashion conscious and care about innovation and contemporary design, but also care about comfort, quality and fit when purchasing undergarments. We aim to provide an affordable luxury product for the affluent and aspirational customer that enjoys the qualities of a premium undergarment at a price they feel delivers excellent value.

We sell our products through wholesale relationships and through direct to consumer channels. The wholesale channel is currently our largest channel and consists of boutique apparel stores, undergarment stores and department stores. In addition to selling in key department stores in North America Naked also sells through premier online stores such as Amazon.com, hackberry.com, hisroom.com and freshpair.com.

Our direct-to-consumer channel consists of our online e-commerce store, thenakedshop.com. Thenakedshop.com provides our customers with a premium experience and access to our entire product line, including our NKD sub-line. We expect direct to consumer to become an increasingly significant part of our business as our brand awareness increases in North America and internationally. We believe that the availability of online sales is convenient for our customers and enhances the image of our brand, making our brand and products more accessible in more markets than in brick and mortar stores alone.

Having already worked with TJ MAX’s European sister store, TJ X, we plan to expand to international markets by establishing distributor relationships in key European countries.

We have contracted with a third party logistics provider to outsource our inventory receiving, warehousing and product distribution and shipping needs. We do not currently have any long term contracts relating to the distribution of our products.

Sources and Availability of Raw Materials

Raw materials, which include fabric and accessories, are sourced from all over the world, with the majority of our fabrics currently being imported from Italy, Turkey and China. We currently order from a small number of principal suppliers of fabric but we have multiple sources that could produce the exact same quality fabric.

Key Customers

In 2014 sales were heavily concentrated with Nordstrom, which accounted for 37.0% of our sales, and Holt Renfrew which accounted for 12.0% of our sales.  In fiscal 2013, Nordstrom accounted for 55.3% of our sales and Holt Renfrew accounted for 22.8%. Nordstrom is currently of key importance to our business and our results of operations would be materially adversely affected if this relationship ceased.  Although we continue to receive increasing sales orders from these customers, neither Nordstrom nor Holt Renfrew have any ongoing purchase commitment agreement with us therefore we cannot guarantee that the volume of sales will remain consistent going forward.

We have entered into sales agreements with Nordstrom, Holt Renfrew and the Hudson Bay Company which covers the material terms and conditions of purchase orders such as shipping terms, pricing policies, payment terms and cancellation policies

Marketing

We expect to significantly increase our marketing expenses in the current fiscal year, particularly in connection with some of our major sales contracts, described above under the heading “Key Customers”.

We have engaged consultants, where necessary, to provide marketing consulting services to our company, including assistance with brand management, celebrity alignment, strategic retail placement, manufacturing strategy, strategic and creative development, and financing assistance. We have also engaged in online marketing, including a new PR campaign, Exposed, which features up and coming celebrities featured in a photo shoot, video interview and testimonial, aimed at increasing brand awareness.

We intend to continue to invest in additional brand building activities, including internet and media marketing to consumers and retailers, attendance at apparel trade shows and exploration of other opportunities.

Competition

Underwear is a very competitive market with several high profile undergarment manufacturers such as Calvin Klein, 2(x)ist, Hugo Boss, Tommy John, Giorgio Armani and others. We believe there are currently 70 to 80 competitors in our market sector for men’s undergarments. The market includes increasing competition from established companies who are expanding their production and marketing of undergarments, as well as frequent new entrants to the market. We are in direct competition with such companies. Competition is principally on the basis of brand image and recognition, as well as product quality, innovation, style, distribution and price. To date, we believe that Naked has performed well against competition as a result of our branding strategy and the quality of our products. The products we have introduced to market and the products we plan to introduce come in at a high value point, which means retailing a high quality product at a lower price than our competitors’ comparable products, which has allowed us to penetrate the market successfully. Our high value point is established by using high quality fabrics and retailing the products at prices lower than our competitors’ comparable products. We base this determination on the gauge of the machines producing the fabrics, which we believe is a strong indicator of the quality of fabrics. We have also developed a sub-line, which allows us to also penetrate a broader range of the undergarment market.

Our competitive advantages include promoting that our products are comfortable as wearing nothing at all, which leverages our registered brand name, and retailing high quality products at a lower price than competitors’ comparable products. However, many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Intellectual Property

We believe that our intellectual property is a critical component of our business success. We currently own four trademarks in Canada and one trademark in the United States. We expect to incur significant expenses for intellectual property applications in key international markets in the 2015 fiscal year.

Employees

We currently employ six full-time and seven total employees, all of which are employed in Canada. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Seasonality of Business

We operate in the apparel industry which is subject to seasonality of buying which can affect revenue and cash flows. There are generally two distinct buying seasons in the apparel industry which apply to us, Fall/Winter season, which falls into the third to fourth quarters of our fiscal year and Spring/Summer season, which falls into the first to second quarters of our fiscal year, with some potential shipments at the last quarter. In our current year, the largest revenues were reported in quarters two and four for our fiscal year, arising from the release of new products, seasonal products and sales, and some extraordinary circumstances which are discussed in more detail below. As a result of significant growth and changes to our business with the introductions of t-shirts, new fabric lines, the natural seasonality of our business could potentially have a reduced effect. Furthermore, with limited operating history it is difficult to anticipate the effects of seasonality moving forward. Thus, historical quarterly operating trends may not be indicative of future performance because of new product launches and continued early stage sales growth.

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

Naked commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the year ended January 31, 2014, our revenues were $639,107 (2013: $566,508). As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business. We have a history of operating losses and negative cash flow that may continue into the foreseeable future. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

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

Our auditors’ opinion on our January 31, 2014 consolidated financial statements includes an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

For the year ended January 31, 2014, we incurred a net loss of $4,238,490. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as highlighted by our auditors with respect to the consolidated financial statements for the year ended January 31, 2014. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

We have a concentration of sales to two key customers and any substantial reduction in sales to these customers would have a material adverse effect on our business.

In 2014 sales were heavily concentrated with Nordstrom, which accounted for 37.0% of our sales, and Holt Renfrew which accounted for 12.0% of our sales. In fiscal 2013, Nordstrom accounted for 55.3% of our sales and Holt Renfrew accounted for 22.8% .. Nordstrom is currently of key importance to our business and our results of operations would be materially adversely affected if this relationship ceased. Although we continue to receive increasing sales orders from these customers, neither Nordstrom nor Holt Renfrew have any ongoing purchase commitment agreement with us; therefore, we cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in purchasing decisions by one or more of these two customers, whether due to actions by our competitors, industry factors or otherwise, could have an adverse effect on our business.

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

Our management identified material weaknesses in internal control over financial reporting as of January 31, 2014 related to the (i) inadequate segregation of duties and effective risk assessment, and (ii) insufficient staffing resources as a result of the loss of our Chief Financial Officer, resulting in inadequate review procedures, (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines (iv) inadequate security and restricted access to computer systems, including insufficient disaster recovery plans and (v) lack of a written whistle-blower policy (see “Item 9A. Controls and Procedures”). As a result of these material weaknesses, our management concluded that, as of January 31, 2014, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 35,983,674 shares are issued and outstanding as of May 15, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

The exercise of outstanding options and warrants, as well as the conversion of convertible debt instruments, may have a dilutive effect on the price of our common stock.

To the extent that outstanding stock options and warrants are exercised and convertible debt instruments are converted into shares of our common stock, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options, warrants and convertible debt instruments can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options, warrants or convertible debt instruments. At May 15, 2014, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was 16,312,658 shares.

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

The description of our intellectual property rights is under the section entitled “Business – Intellectual Property”.

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

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB for each fiscal quarter during the fiscal years ended January 31, 2014 and 2013. The market quotations were obtained from the OTCQB, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	OTCQB
	(US Dollars)
Quarter Ended	High(1)	Low(1)
April 30, 2012	N/A(2)	N/A(2)
July 31, 2012	N/A(2)	N/A(2)
October 31, 2012	1.30	1.05
January 31, 2013	1.30	0.90
April 30, 2013	1.18	0.00
July 31, 2013	1.32	0.41
October 31, 2013	0.66	0.22
January 31, 2014	0.267	0.0525

(1)	Such quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
(2)	There were no published quotes.

On May 15, 2014, the closing price for our common stock as reported by the OTCQB was $<>.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Standard Registrar and Transfer Company, Inc. Its address is 12528 South 1840 East Draper, UT 84020.

Holders of Common Stock

On May 14, 2014, the closing price for our common stock as reported by the OTCQB was $0.14.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,005,000	$0.34	2,395,000
Total	3,005,000	$0.34	2,395,000

Recent Sales of Unregistered Securities

Other than as set forth below, since the beginning of our fiscal year ended January 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis should be read in conjunction with our audited consolidated financial statements and the related notes for year the ended January 31, 2014 included in this annual report beginning at page 24 below and the factors that could affect our future financial condition and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial state date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this annual report and “Forward-Looking Statements” beginning on page 1 above.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with Accounting Principles Generally Accepted in the United States of America.

Overview of business operations

We are a manufacturer and seller of direct and wholesale men’s undergarments to consumers and retailers.

Our primary operations are conducted through our wholly-owned subsidiary, Naked. We will continue to produce men’s undergarments, t-shirts and loungewear. We are also developing a line of women’s underwear and intimate apparel.

Recent Corporate Developments

Since the commencement of our fourth quarter ended January 31, 2014, we have experienced the following significant corporate developments, not discussed elsewhere:

  On November 14, 2013, we entered into an Agency and Interlender Agreement with Kalamalka Partners Ltd. ("Kalamalka"), and two lenders whereby we agreed to borrow up to $300,000. In connection with the Agency Agreement, we have issued convertible promissory notes to four lenders in the aggregate principal amount of $200,000 and an aggregate of 125,000 share purchase warrants to the lenders and 125,000 share purchase warrants to Kalamalka.

  On November 26, 2013, we closed a second tranche of convertible promissory notes under the Agency and Interlender Agreement with Kalamalka. In connection with the closing of the second tranche, we issued: (i) three convertible promissory notes in the aggregate principal amount of $100,000 and (ii) an aggregate of 125,000 share purchase warrants to the Lenders and 125,000 share purchase warrants to Kalamalka.

  We announced the release of Naked Silver, an innovative new collection of performance products consisting of a boxer brief and v-neck t-shirt that is a high-performance fabric which helps regulate body temperature and provide anti-odor and antimicrobial protection.

  We announced a second installment in our celebrity PR campaign, Exposed, featuring Pretty Little Liars and Ravenswood actor Tyler Blackburn. Blackburn's Exposed profile followed on the heels of the campaign's successful first installment featuring Dallas' Josh Henderson.

  On December 24, 2013, we closed a third tranche of convertible promissory notes under the Agency and Interlender Agreement with Kalamalka. In connection with the closing of the second tranche, we issued: (i) one convertible promissory note in the aggregate principal amount of $75,000 and (ii) an aggregate of 115,000 share purchase warrants to lenders and 112,500 share purchase warrants to Kalamalka.

  We implemented a strategic focus to online accounts and added some top underwear accounts in the United States including, Amazon.com, and have experienced significant growth both in traffic and conversions on our ecommerce site thenakedshop.com.

  We entered into a vendor agreement with Hudsons Bay Company and have shipped an initial order of units for their Vancouver, British Columbia store for delivery on May 16, 2014. Our products will also be available on their online store.

  On April 7, 2014 we entered into a Securities Purchase Agreement (the “SPA”) with purchasers (the “Purchasers”), whereby the Purchasers agreed to purchase 6% senior secured convertible promissory notes (the “SPA Notes”). Repayment of the SPA Notes is secured against all the tangible and intangible assets of our company (the “SPA Security Agreement”). In connection with the closing of the SPA, we issued SPA Notes in the aggregate principal amount of $1,033,796. As consideration, we (i) received cash proceeds equal to $828,704; (ii) exchanged a promissory note with an outstanding amount of $76,388, being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,704, being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

Outlook

The Company will continue to operate in the underwear market and has no current plans to significantly change operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 31, 2014

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

Revenue

During the year ended January 31, 2014, we generated net sales of $639,107 compared to $566,508 for the same period in 2013, an increase of $72,599 or 12.8% . Net sales increased as a result of new customers, increased orders from existing key customers, and increased online orders both through the addition of key online accounts as well as increased revenues from our ecommerce site www.thenakedshop.com. We also saw an increase in revenues through the addition of two discount department store accounts which are channels for our subline of products and seasonal offsales. An increased volume of sales was partially offset by approximately $47,000 in vendor funded mark downs granted to our largest customer, Nordstrom, to compensate for decreased gross margins on some of our slower moving cotton product lines.

The year over year growth in sales in the current year is overshadowed by an initial bulk up order with the addition of a key account, Nordstrom, in the fourth quarter of fiscal 2013, which significantly boosted revenues in that quarter. We shipped to 172 stores during fiscal 2014, as opposed to 163 stores during fiscal 2013.

We had a 72% increase in cost of sales in the current year, due to the higher volume of sales, as well as the factors listed below. Our gross margin was 8% for the year ended January 31, 2014, compared to 40% for the year ended January 31, 2013. The significantly lower than average profit margin this year were due to a combination of several significant factors, most notably:

i)	the retailer credits granted to Nordstrom, as described above, resulted in a 6% decrease in our reported gross margin;
ii)

we incurred expenses related to a change in packaging, the direct costs of which resulted in a 1% decrease in gross margins. In addition, the change in packaging resulted in significant lost sales in our fourth quarter as a result of depleted stock levels during the changeover;

iii)	we incurred expenses related to the re-boxing of product due to a packaging error by one of our manufacturers, which resulted in a 2% decrease in our reported gross margin;
iv)	we recorded inventory write-downs related to a change in waistband and product that did not meet manufacturing specifications, which resulted in a reduction in our total gross margins of 3%;
v)	our margins were negatively impacted by 2% as a result of shipments of inventory lost in transit;
vi)	we incurred higher shipping costs on a large shipment of inventory to reduce travel time in order to fill a large order on a timely basis;
vii)	we sold inventory at a lower margin to one of our key wholesale customers as a result of a delay in our ability to fulfill orders from this customer due to low inventory levels in the first quarter
viii)	we wrote down leftover fabric to its net realizable value, resulting in a 7% decrease in our gross margins.

Lost margins relating to manufacturer error is anticipated to be reduced because of the addition of our full-time sourcing and production manager. In addition we have contracted an international agency to do onsite inspections ahead of shipments, which will prevent these types of errors going forward.

Our higher margins on our Microfiber and MicroModal undergarments were offset by lower than expected profit margins on our cotton lines and NKD lines as a result of sell offs for out of season collections.

Operating Expenses

	Year ended January 31,		Change
General and administrative	2014	2013	$	%
Bad debts	$(3,726)	$3,443	(7,169)	(208.2)%
Bank charges and interest	30,433	6,289	24,144	383.9%
Consulting	447,810	283,936	163,874	57.7%
Depreciation	22,748	11,685	11,063	94.7%
Director compensation	255,776	3,509	252,267	7189.1%
Insurance	59,281	15,330	43,951	286.7%
Investor relations	208,610	6,553	202,057	3083.4%
Marketing	285,733	225,071	60,662	27.0%
Occupancy and rent	31,468	27,230	4,238	15.6%
Office and miscellaneous	104,464	113,482	(9,018)	(7.9)%
Product development	194,266	78,758	115,508	146.7%
Professional fees	281,833	262,839	18,994	7.2%
Salaries and benefits	661,575	245,669	415,906	169.3%
Transfer agent and filing fees	28,394	19,583	8,811	45.0%
Travel	117,416	91,426	25,990	28.4%
Warehouse management	104,580	45,452	59,128	130.1%
Total	$2,830,661	$1,440,255

There was an increase in general and administrative expenses to $2,830,661 for the year ended January 31, 2014, compared to $1,440,255 for the year ended January 31, 2013, an increase of $1,390,406, or 96.5% . Of the total operating expenses, $902,403 was related to items not involving cash for the year ended January 31, 2014, as compared to $229,953 for the year ended January 31, 2013.

Included in operating expenses for the year is share based compensation of $731,615 relating to stock options issued to management, employees, directors and consultants of the company as part of incentive based compensation packages. The fair value of stock option compensation is calculated using the Black Scholes option pricing model. See the notes to our consolidated financial statements for more information.

We incurred higher consulting charges this year as compared to the prior year. Included in consulting fees in the current year is an amount of $338,179 (2013: $154,992) related to share based compensation expense as a result of stock options issued to consultants engaged for key person, product and sales alignment and event promotion. Included in consulting fees in the current year was $35,500 in monthly retainers under our brand management contract with Shark Branding and Daymond John, $15,250 in marketing consulting, $12,500 in fees associated with a customer account representative engaged during the period, and $10,825 paid for merchandising consulting in respect to our women’s collection. We also incurred $10,000 in costs related to the launch of a temporary shop at the Hudson Bay Company in Vancouver, British Columbia, to sell product, which brought us exposure resulting buyer’s meetings for Lord and Taylor and the Hudson Bay Company.

We incurred investor relations expenses of $208,610 during the year ended January 31, 2014. We engaged a couple of firms to assist in our raising capital effort by making introductions for us, which involved expenses of approximately $66,700, of which approximately $8,000 were for non-cash charges that were paid in shares of our common stock. Also included in investor relations expense is a non-cash charge of $89,250 related to shares issued to an investment company who was engaged to assist with communications with respect to the institutional and retail investment community, and charges of $56,250 related to a one year advertising campaign directed at increasing our exposure to the investment community.

Our marketing expenses increased due to the design and development of new marketing materials, and from promotional events we attended, which also resulted in higher travel expenses during the period. We spent approximately $12,500 on a celebrity “Exposed” campaign, which brought us online exposure, including an article on the homepage of WWD. We spent approximately $12,000 on new promotional materials, including new packaging, catalogues, trend books and posters and approximately $14,500 for presentation materials related to our women’s collection, which is currently under development. Marketing expenses this period also included approximately $10,000 in costs related to our appearance on The View and approximately $71,000 in sample giveaways to new and existing customers from our newer product lines, including t-shirts and our Tencel and Silver collections.

During the current period, we incurred additional expenses as compared to the comparative period to maintain our listing on the public market, including transfer agent and filing fees, increased insurance expense related to director and officer liability insurance, and professional fees associated with financing activities and new contracts with advisors and consultants. In the comparative period, we incurred significant professional fees in connection with the Acquisition and the closing of a long-term revolving loan facility.

During the current year we incurred a total of $116,750 in consulting and product development costs related to the planning, design and development of our women’s line. We engaged a women’s line design consultant at a cost of CAD$7,500 per month and in addition incurred costs of approximately $39,800 in the design and development of samples and in fabric and patterns. Product development this year also included approximately $75,000 in design consulting, patterns and samples related to a new silver men’s line product, our Spring t-shirt collection and MicroModal, Microfiber and cotton loungewear collection, and packaging designs for existing products. In the prior year, many of these new product lines was not under development and our product development costs were related to new fabric samples on existing product lines.

Salaries and benefits increased significantly due to increased corporate and operational activities which has necessitated the hiring of additional staff members to support marketing, product sourcing, finance and operations. Our number of staff increased significantly during the current fiscal year and included the addition of finance support staff, a production manager, warehouse shipper/receiver, an account manager, and a technical supervisor. This resulted in increased salary expense of approximately $188,000 in the current year. The remaining salary increases were mostly attributable to non-cash stock based compensation charges of $250,361 (2013: $63,276) related to stock options issued to employees of our company in connection with incentive based compensation packages.

Director compensation increased significantly as a result of the appointment of two new independent directors in the current year. Of the $255,776 in charges in the current year, an amount of $199,776 is related to non-cash compensation to these directors, including the issuance of shares of our common stock in accordance with the terms of their appointment as directors.

We also incurred significant costs for travel. The CEO and former CFO made several trips to meet with investment banks in conjunction with potential financings. Travel expenses also included CEO and staff trips to the United States and Canada for tradeshows, customer relations trips and product knowledge sessions.

We incurred significant expenses for warehouse management this year because we have outsourced our shipping to US customers and warehouse storage to a third party logistics company. Warehouse management costs were approximately $10,000 higher this year than anticipated as a result of additional handling expenses incurred in connection with a packaging error on product received from a vendor in the second fiscal quarter.  We also incurred significant handling costs associated with a packaging changeover completed in the third and fourth fiscal quarters. We anticipate warehouse management costs will be lower in future periods, but will increase proportionately as our sales increase.

Other income and expenses

We incurred interest expenses of $77,381 for the year ended January 31, 2014, as compared to $34,853 for the same period in fiscal 2013, an increase of $42,528. Financing and accretion charges increased to $737,595 for the year ended January 31, 2014, as compared to $57,985 for the year ended January 31, 2013. These increases are attributable to the large number of short term financings entered into during the current year, which have been arranged to bridge operations until a more significant, long-term financing could be arranged. As well, we recorded an additional write off of deferred financing fees of $56,555 in connection with the Amendment Agreement that we entered into on July 22, 2013 with Kalamalka Partners, which reduced the credit available under the Notes, therefore requiring a proportionate write off of the financing fees incurred in connection with the original issuance of the Notes.

We had a derivative expense of $170,500 during the current year due to a non-cash charges associated with the issuance of convertible promissory notes, the terms of which resulted in derivative financial instruments being recorded in our financial statements. The derivative financial instruments arose in connection with full ratchet provisions included in the notes, which provide the lender with the right to obtain amended terms under the note agreements equal to any more favourable terms provided to other lenders while the notes were outstanding.

In addition, other income and expenses for the year ended January 31, 2014 includes a $485,704 loss associated with the amendment to the Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes. This loss did not represent any cash outlay for our company.

There were no such financing charges, derivative fair value adjustments or other gain or losses during the comparative period in fiscal 2013.

Net loss and comprehensive loss

Our net loss for the year ended January 31, 2014 was $4,238,490, or $0.14 per share, as compared to a net loss of $1,332,996, or $0.07 per share, for the year ended January 31, 2013, as a result of the increased general and administrative expenses and financing expenses, as described above. Of the total net loss of $4,238,490, $2,100,962 is related to operating and non-operating charges that do not involve cash. These charges include $731,615 in share based compensation charges for shares of common stock and stock purchase options granted to employees and consultants and non-cash finance related charges of $344,073 for the amortization of non-cash financing fees and the accretion of debt discounts resulting from equity based fees attached to certain loan arrangements.

Our other comprehensive income for the year ended January 31, 2014 was $Nil, as compared to a comprehensive loss of $3,227 for the year ended January 31, 2013. Other comprehensive loss in the comparative period was a result of the translation of financial statements of foreign operations. In the current period, we did not have any translation of financial statements of foreign operations due to a change in functional currency effective during the fourth quarter of fiscal 2013.

Liquidity and Capital Resources

Agency Agreement with Kalamalka Partners

We entered into two Agency Agreement with Kalamalka Partners and certain lenders (the “Lenders”) as set out in the Agency Agreements whereby we have borrowed $775,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as the funds were required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, were convertible into common shares at any time at the option of the Lender at a price of $0.50 per share as to $500,000 and $0.25 per share as to $275,000.

This financing has allowed us to fund inventory levels beyond initial purchase orders so we could have sufficient inventory on hand. It also allowed us to finance accounts receivable in an efficient and economical way.

Under the terms of this loan arrangement, we were required to maintain a borrowing base equivalent to a discount factor of 0.90 multiplied by the value of the sum of the value of our inventory plus accounts receivable (the “Borrowing Margin Requirements”) “Inventory” included raw materials in transit to and in possession of the Company, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables were marginable until 60 days from the invoice date, after which time such receivables had no value for margining purposes, except that up to $10,000 of receivables were marginable if such receivables were more than 60 days old but less than 90 days old.

Subsequent to January 31, 2014, we entered into Amendment Agreements with Kalamalka and the Lenders. In connection with the Amendment Agreements, we amended several convertible promissory notes in the aggregate principal amount of $600,000 as follows: (i) we extended the due date of the Notes to October 1, 2016; (ii) we reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; (iv) we removed the Borrowing Margin Requirements; (iii) we reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $0.50 per share to $0.25 per share. As consideration for entering into these amendments, 500,000 share purchase warrants exercisable at a price of $0.50 until August 10, 2018 held by Kalamalka were exchanged for 600,000 warrants exercisable at a price of $0.15 for a period of 5 years from the date of issuance (“New Warrants”) and we issued an additional 1,800,000 New Warrants.

JMJ Financial

On November 13, 2013, we issued a promissory in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees and; on November 13, 2013, we received $100,000 pursuant to this new promissory note, after a 10% original issue discount.

The maturity date for the promissory note is November 13, 2015 and the principal sum, plus any accrued but unpaid interest thereon, of the promissory note was convertible, at any time by the lender, into shares of our common stock at the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

The terms of the promissory note permit repayment at any time on or before 90 days from November 13, 2013 with no interest being applied; otherwise a one-time interest charge of 12% will be applied to the principal sum. As we did not repay this note within 90 days of its issuance, a 12% one-time interest charge was applied subsequent to January 31, 2014.

Trend Time Development Limited

During the year ended January 31, 2014, we received $75,000 in respect of a promissory note dated August 1, 2013 in the principal amount of $75,000. The promissory note matured on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity.

Subsequent to January 31, 2014, we entered into a debt settlement agreement with this lender, pursuant to which we agreed to issue 796,850 common shares of our Company in full and final settlement of this note, along with accrued interest of $4,850.

Alan Aaron

On September 4, 2013 we issued a promissory note in the principal amount of $150,000 plus accrued and unpaid interest and any other fees (the “September 4 Note”). The promissory note was due on January 4, 2014, repayable in equal semi-monthly installments of $21,562 over the term of the note. The note incurred a one-time interest charge of 15% or $22,500.

On January 13, 2014, we issued a promissory note in the principal amount of $309,062 to this same lender, which was comprised of: (i) $250,000 consideration received; (ii) a one-time interest charge of $37,500, being 15% of the proceeds received (the “OID”); and (iii) an amount of $21,562, being the remaining principal balance due on the September 4 Note.

The promissory note is repayable in five monthly instalments of $41,667 over the term of the note plus one final balloon payment of $63,229 at its maturity on July 13, 2014. We may repay the promissory note at any time before maturity without notice, bonus or penalty.

The OID is convertible, at the option of the lender, at maturity of the note into shares of our common stock at a price of $0.10 per share.

Canfund Ventures Corporation

On October 4, 2013, we issued a convertible promissory note to one lender in the principal amount of $300,000 plus accrued and unpaid interest and any other fees. The note matured on February 9, 2014, incurred a one-time interest charge of 15% and was repayable in equal semi-monthly installments over the term of the note. The note entitles the lender, at its election, at any time on or prior to maturity, to convert all or any portion of the principal amount and any interest outstanding thereon into shares of our common stock at the price of $0.25 per share.

Subsequent to January 31, 2014, we entered into a debt settlement agreement with this lender pursuant to which we agreed to issue 1,716,062 shares of our common stock to the lender in full and final settlement of amounts outstanding under this note.

Future Financing

Provided below is a financing table showing gross cash proceeds from share issuances over the operating life of Naked:

2011 Fiscal Year	$217,171
2012 Fiscal Year	$144,929
2013 Fiscal Year(1)	$993,299
2014 Fiscal Year	$983,250
Total cash proceeds to date	$2,338,649

(1) Includes net working capital amounts acquired in connection with the Acquisition

In the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity and debt financings. We will need a further $3.8 million to fund our business objectives and working capital for the next twelve months.

Working Capital

	January 31,
	2014	2013
Current Assets	$861,049	$731,791
Current Liabilities	$2,300,433	$804,333
Working Capital (Deficit)	$(1,439,384)	$(72,542)

Our decrease in working capital is primarily attributable to short term promissory note issued during the year. The funds raised through the issuance of these short term promissory notes were used to fund operations, production and the procurement of inventory.

We also had a decrease in accounts receivable as compared to January 31, 2013. This is attributable to a decrease in accounts receivable from our largest customer, Nordstrom, as a result of a large initial order in the fourth quarter of fiscal 2013, for which payment was received in the current fiscal year.

We had higher levels of inventory on hand at January 31, 2014 as compared to January 31, 2013 as a result of t-shirt inventory, NKD, Tencel and Silver product lines, which were still under development at January 31, 2013.

We had an increase in accounts payable balance at January 31, 2014 as compared to January 31, 2013 due to the delay in payment of vendor accounts as we worked to secure financing.

At January 31, 2014, we were in default with respect to the Borrowing Margin Requirements under the Agency Agreement with Kalamalka Partners. Subsequent to January 31, 2014, we entered into Amendment Agreements, debt settlement agreements and conversion agreements which cured these defaults and increased our working capital position as follows;

(i)	we settled short term obligations totaling $181,553 through the issuance of 1,815,535 shares of our common stock;
(ii)	we extended the maturity date and certain other terms of other current obligations in the aggregate amount of $803,705, thus improving our working capital position; and
(iii)	we received cash proceeds of $828,704 in connection with the issuance of 6% senior secured convertible promissory notes

Cash Flows

	January 31,
	2014	2013
Cash Flows Used In Operating Activities	$(1,751,618)	$(1,466,584)
Cash Flows Provided By (Used In) Investing Activities	(11,747)	343,818
Cash Flows Provided By Financing Activities	1,787,063	1,112,379
Effect of Foreign Exchange on Cash	-	3,811
Net change in Cash During Period	$23,698	$(6,576)

Operating Activities

Cash flows used in our operating activities was $1,751,618 for the year ended January 31, 2014. The cash used in operations during the year was largely used to pay for inventory to fulfill increased sales orders and cash used to fund the general and administrative expenses.

We were partly able to manage cash flow through a decrease in accounts receivable of $339,101 and an increase in accounts payable of $356,974.

Cash used in operating activity outflows was financed through funds raised in private placement offerings and the issuance of short term promissory notes, as described below.

During the year ended January 31, 2013, cash used in operations was primarily a result of cash used to pay for inventory for the addition of Nordstrom as a customer, which accounted for large increases in inventory and accounts receivable.

Investing Activities

Investing activities used cash of $11,747 during the year ended January 31, 2014, compared to cash provided by investing activities of $343,818 for the year ended January 31, 2013. Investing activities in the current period included cash outlays for a new trademark application, and the acquisition of some retail displays. We expect to incur additional costs related to patent and trademark acquisitions, maintenance and protection as we develop new products and as funding is available.

For the year ended January 31, 2013, cash provided by investing activities was primarily a result of cash acquired from Search By Headlines.com of $386,790, which was partially offset by costs incurred to develop and launch a new website.

Financing Activities

Financing activities provided cash of $1,787,063 for the year ended January 31, 2014, compared to $1,112,379 for the year ended January 31, 2013. We received proceeds of $983,250 related to private placements. We also received cash of $571,122 in connection with the issuance of short term promissory notes and $958,500 in connection with the issuance of convertible promissory notes during the year.

Cash flows from financing activities during the year ended January 31, 2013 included proceeds of $500,000 from the issuance of the Notes under the revolving loan agreement with Kalamalka, the proceeds of which were used for inventory and accounts receivable financing. In addition, loans of $325,000 were advanced to Naked Inc. during the year, which together with additional loans of $50,000 advanced during the year ended January 31, 2012, were received as part of the consideration pursuant to the Acquisition.

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

Going Concern

As at January 31, 2014 we had a working capital deficiency, had not yet achieved profitable operations, were in default with respect to certain loan covenants and expect to continue to incur significant losses from operations in the immediate future. These factors cast substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our substantial existing liabilities as well as further liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Segment Reporting

We used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, we have determined that as of January 31, 2014 and 2013, there is only a single reportable operating segment.

We operate in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2014	2013

United States	$394,867	$410,012
Canada	244,240	156,496

	$639,107	$566,508

At January 31, 2014 and 2013 substantially all of our long-lived assets were located in Canada.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

Report of BDO Canada LLP
Consolidated Balance Sheets as at January 31, 2014 and January 31, 2013
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2014 and 2013
Consolidated Statement of Stockholders’ Equity (Capital Deficit) for the years ended January 31, 2014 and 2013
Consolidated Statement of Cash Flows for the years ended January 31, 2014 and 2013
Notes to the Consolidated Financial Statements

Naked Brand Group Inc.
Consolidated Financial Statements
As of and for the Years Ended
January 31, 2014 and 2013

Naked Brand Group Inc.

Consolidated Financial Statements
As of and for the Years Ended January 31, 2014 and 2013

Naked Brand Group Inc.
Contents

Independent Auditors’ Report	3

Consolidated Financial Statements (Expressed in US Dollars)

Consolidated Balance Sheets as of January 31, 2014 and 2013	5

Consolidated Statements of Loss and Comprehensive Loss for the Years Ended January 31, 2014 and 2013	6

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Years Ended January 31, 2014 and 2013	7

Consolidated Statements of Cash Flows for the Years Ended January 31, 2014 and 2013	8-9

Notes to Consolidated Financial Statements	10-47

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Naked Brand Group Inc.

We have audited the accompanying consolidated balance sheets of Naked Brand Group Inc. as of January 31, 2014 and 2013 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (capital deficit), and cash flows for the years ended January 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naked Brand Group Inc. at January 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended January 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO CANADA LLP

Chartered Accountants
Vancouver, Canada

May 14, 2014

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Consolidated Financial Statements

Naked Brand Group Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

As of January 31,	2014	2013

ASSETS
Current assets
Cash	$67,478	$43,780
Accounts receivable, net of allowance for doubtful accounts of $1,652 and $4,899, respectively	68,859	404,713
Advances receivable (Note 9)	50,000	-
Inventory (Note 6)	604,046	236,150
Prepaid expenses	70,666	47,148

Total current assets	861,049	731,791

Equipment, net (Note 7)	6,300	1,842
Intangible assets, net (Note 8)	39,877	55,414
Deferred financing fees (Note 11)	65,539	198,538

TOTAL ASSETS	$972,765	$987,585

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities
Accounts payable and accrued liabilities (Note 9)	$639,099	$306,467
Related party payables (Note 9)	-	13,916
Promissory notes payable (Note 10)	397,422	-
Current portion of convertible promissory notes (Note 11)	1,022,294	483,950
Derivative financial instruments (Note 12)	241,618	-
Total current liabilities	2,300,433	804,333
Convertible promissory notes (Note 11)	1,670	-

TOTAL LIABILITIES	2,302,103	804,333

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock (Note 14)
Authorized 100,000,000 common shares, par value $0.001 per share (January 31, 2013: 100,000,000 common shares, par value $0.001 per share) Issued and outstanding 34,728,139 common shares (January 31, 2013: 28,522,000)	34,728	28,522
Common stock to be issued (Note 14)	7,500	3,750
Accumulated paid-in capital	4,874,095	2,158,151
Accumulated deficit	(6,239,416)	(2,000,926)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (capital deficit)	(1,329,338)	183,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$972,765	$987,585

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

for the year ended January 31,	2014	2013

Net sales (Note 16)	$639,107	$566,508

Cost of sales	587,639	342,659

Gross profit	51,468	223,849

Operating Expenses
General and administrative expenses	2,830,661	1,440,255
Foreign exchange	14,426	23,752

Total operating expenses	2,845,087	1,464,007

Operating loss	(2,793,619)	(1,240,158)

Other income (expense)
Interest	(77,381)	(34,853)
Accretion of debt discounts and finance charges (Notes 10 and 11)	(737,595)	(57,985)
Derivative expense (Note 12)	(170,500)	-
Loss on extinguishment of debt (Note 11 (i))	(468,753)	-
Change in fair value of derivative financial instruments (Note 12)	9,358	-
Total other income (expense)	(1,444,871)	(92,838)
Net loss for the period	$(4,238,490)	$(1,332,996)

Other comprehensive income (expense)
Foreign currency translation adjustments, net of tax	-	3,227

Comprehensive loss	$(4,238,490)	$(1,329,769)

Basic and diluted net loss per share (Note 3)	$(0.14)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	31,418,517	20,363,483

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

						Accumulated		Total
			Accumulated			Other		Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive		Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)		(Deficiency)
Balance - January 31, 2012	6,069,251	$638,972	$-	$-	$(667,930)	$(9,472	) $	(38,430)
Issuance of common stock for services, Class E, net	161,068	42,206	-	-	-	-		42,206
Issuance of common stock for extinguishment of debt, Class E, net	63,321	15,486						15,486
Exchange of shares	7,206,360	(683,164)	683,164	-	-	-		-
Acquisition of Search by Headlines.com Corp.	13,508,000	13,508	602,783	-	-	-		616,291
Modification of share purchase warrants	-	-	20,000	-	-	-		20,000
Finders fee	-	-	(34,951)	-	-	-		(34,951)
Private placement - at $0.50 (Note 14 (i) and (ii))	214,000	214	106,786	-	-	-		107,000
Private placement - at $0.25 (Note 14 (iii), (iv), (v) and (vi))	1,300,000	1,300	324,716	-	-	-		326,016
Offering costs	-	-	(21,055)	-	-	-		(21,055)
Issuance of detachable warrants (Note 11 (i))	-	-	20,940	-	-	-		20,940
Agent's warrants - convertible promissory notes (Note 11 (i))	-	-	237,500	-	-	-		237,500
Stock based compensation (Note 14)	-	-	218,268	3,750	-	-		222,018
Changes in foreign currency translation gains and losses	-	-	-	-	-	3,227		3,227
Net loss	-	-	-	-	(1,332,996)	-		(1,332,996)
Balance - January 31, 2013	28,522,000	$28,522	$2,158,151	$3,750	$(2,000,926)	$(6,245	) $	183,252
Shares issued pursuant to private placement repricing (Note 14 (i))	214,000	214	239,466	-	-	-		239,680
Shareholder dividend (Note 14 (i))	-	-	(239,680)	-	-	-		(239,680)
Private placements (Notes 14 (ii), (iii) and (v))	3,333,000	3,333	679,917	-	-	-		683,250
Offering costs (Note 14 (ii))	-	-	(26,610)	-	-	-		(26,610)
Shares issued/to be issued in exchange for services rendered (Note 14 (iv), (vi), (ix), (xii) and (xiii))	644,843	645	143,644	3,750	-	-		148,039
Modification of convertible debt terms and warrants (Note 11 (i))	-	-	485,704	-	-	-		485,704
Shares issued/to be issued in connection with promissory notes (Notes 10 (ii), (iv), (v), 11 (ii), and 14 (vii))	402,000	402	132,118	-	-	-		132,520
Warrants issued in connection with promissory notes (Note 11 (ii))			18,400					18,400
Shares issued under equity line with Lincoln Park (Note 13)	1,519,500	1,520	298,480	-	-	-		300,000
Less: issuance costs (Note 13)	-	-	(58,656)	-	-	-		(58,656)
Shares issued in settlement of debt (Notes 14 (vi), (x) and (xi))	92,796	92	7,221					7,313
Issuance of detachable warrants (Note 11 (i))	-	-	41,225	-	-	-		41,225
Beneficial conversion feature (Note 11 (i))	-	-	17,600	-	-	-		17,600
Agent's warrants - convertible promissory notes (Note 11 (i))	-	-	67,600	-	-	-		67,600
Derivative financial instrument reclassification (Note 12)	-	-	177,900	-	-	-		177,900
Stock based compensation (Note 14)	-	-	731,615	-	-	-		731,615
Net loss for the period	-	-	-	-	(4,238,490)	-		(4,238,490)
Balance, January 31, 2014	34,728,139	$34,728	$4,874,095	$7,500	$(6,239,416)	$(6,245)		$(1,329,338)

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

For the year ended January 31,	2014	2013

Cash flows from operating activities
Net loss	$(4,238,490)	$(1,332,996)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	(3,247)	3,443
Depreciation and amortization	22,748	11,685
Other items not involving cash (Schedule 1)	2,218,214	336,209
Unrealized foreign exchange	(2,984)	-
Increase (decrease) in cash resulting from change in:
Accounts receivable	339,101	(335,933)
Advances receivable	(50,000)	-
Prepaid expenses	(23,518)	(42,837)
Inventory	(367,896)	(166,456)
Accounts payable	356,974	60,301
Finance fees paid in connection with debt extinguishment	(2,520)	-
Net cash used in operating activities	(1,751,618)	(1,466,584)

Cash flows from investing activities
Acquisition of intangible assets	(5,517)	(40,004)
Purchase of equipment	(6,230)	(2,968)
Cash acquired from Search By Headlines.com Corp.	-	386,790
Net cash provided by (used in) investing activities	(11,747)	343,818

Cash flows from financing activities
Proceeds from share issuances	983,250	433,016
Less: Offering costs	(85,266)	(21,055)
Advances from Search by Headlines.com Corp prior to the merger	-	325,000
Acquisition costs	-	(34,951)
Proceeds from the issuance of promissory notes	571,122	-
Repayments of promissory notes	(199,897)	(9,193)
Proceeds from convertible promissory notes	958,500	500,000
Repayments of convertible promissory notes	(381,177)	-
Less: Debt offering costs	(45,553)	-
Repayments on debt factoring arrangements	-	(31,555)
Repayments of related party payables	(13,916)	(48,883)
Net cash provided by financing activities	1,787,063	1,112,379

Effect of exchange rate changes on cash	-	3,811

Net increase (decrease) in cash	23,698	(6,576)
Cash at beginning of the period	43,780	50,356
Cash at end of the period	$67,478	$43,780

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$65,148	$24,517
Taxes	-	-
Non-cash financing activities:
Extinguishment of accounts payable with equity	$39,820	$15,486
Conversion of related party payable to equity	-	375,000
Accounts payable - Search By Headlines.com Corp	-	153,632
Discount on debt financing	127,220	20,940
Deferred financing costs	88,400	237,500
Repayment of promissory note through issuance of new promissory note	21,562	-

Schedule 1 to the Statements of Cash Flows

Year ended January 31,	2014	2013

Profit and loss items not involving cash consists of:
Shares issued for services	$140,539	$-
Shares to be issued in exchange for services	7,500	45,956
Loss on extinguishment of debt	468,753	-
Stock based compensation	731,615	238,268
Derivative expense	170,500	-
Change in fair value of derivative	(9,358)	-
Amortization of deferred financing fees	269,472	38,962
Interest capitalized to convertible debt	1,365	-
Shares issued as penalty under debt agreements	2,900	-
Interest on Search by Headlines.com Corp loan forgiven	-	8,133
Accretion of debt discount	434,928	4,890

	$2,218,214	$336,209

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

2.        Ability to Continue as a Going Concern

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

As at January 31, 2014, the Company had not yet achieved profitable operations, had a working capital deficiency, was in default with respect to certain loan agreements (Note 11 (i)) and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity or debt to existing shareholders. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

3.        Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Accounting

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Naked. All inter-company transactions and balances were eliminated.

Reporting Currency and Foreign Currency

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

These financial statements have been presented in US dollars, which is the Company’s reporting currency. Prior to the change in functional currency during the year ended January 31, 2013, financial statements of foreign operations for which the functional currency is the local currency are translated into US dollars with assets and liabilities translated at the current rate on the balance sheet date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of January 31, 2014 and 2013, there is only a single reportable operating segment.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2014	2013

United States	$394,867	$410,012
Canada	244,240	156,496

	$639,107	$566,508

At January 31, 2014 and 2013 substantially all of the Company’s long-lived assets were located in Canada.

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

Equipment

E equipment is recorded at cost. Equipment is depreciated using the straight-line method over the estimated useful lives.

The estimated useful lives for each asset group are as follows:

Years

Furniture and equipment	4
Computer equipment	2

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

Website Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350–40. Relating to website development costs, the Company follows the guidance pursuant to ASC Topic 350–50.

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

Impairment of Long-Lived Assets

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

(i)

Shipping costs associated with marketing related promotions are included as a component of general and administrative expenses as office and miscellaneous expense. These shipping costs were $41,696 for the year ended January 31, 2014 ($36,142 for the year ended January 31, 2013).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(ii)	Shipping costs billed to customers are recorded as revenues and related out-bound shipping costs incurred by the Company are recorded as cost of sales.

(iii)

Warehousing and handling costs, and shipping costs associated with transfers of inventory to and from third party warehouses to the Company’s warehouse are included in general and administrative expense as warehouse management. These warehousing, shipping and handling costs were $104,580 for the year ended January 31, 2014 ($45,452 for the year ended January 31, 2013).

Advertising Expense

The Company expenses advertising costs to operations during the year in which they were incurred. The Company expensed $60,011 and $68,122 related to advertising for the years ended January 31, 2014 and 2013, respectively.

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

The Company recognizes the impact of a tax position in the consolidated financial statements if the position is more likely than not to be sustained upon examination on the technical merits of the position. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of January 31, 2014 and 2013, respectively; consequently no interest or penalties have been accrued by the Company.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, related party payables and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of notes payable outstanding at January 31, 2014, based on Level 2 inputs in the fair value hierarch, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

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

	2014	2013
Risk-free interest rate	0.05%	0.21%
Expected life (years)	0.36	1.54
Expected volatility(1)	212.64%	219.86%
Stock price	$0.08	$0.25
Dividend yields	0.00%	0.00%

(1) Where the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

The Company determined that the fair value of the convertible promissory notes at January 31, 2014 was $1,209,300 (2013: $596,000) based on a market interest rate of 18%.

Derivative Financial Instruments

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the years ended January 31, 2014 and 2013, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Net loss per share was determined as follows:

	2013	2012
Numerator
Net loss	$(4,238,490)	$(1,332,996)
Less: Shareholder dividend – Note 14(i)	(239,680)	-
	$(4,478,170)	$(1,332,996)
Denominator
Weighted average common shares outstanding	31,418,517	20,363,483
Basic and diluted net loss per share	$(0.14)	$(0.07)

Anti-dilutive securities not included in diluted
loss per share relating to:
Warrants and options outstanding	6,775,446	4,047,506
Convertible debt	9,651,379	666,667
	16,426,825	4,714,173

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

New Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Naked Brand Group Inc.
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

On July 26, 2012, the Company terminated the factoring agreement and bought back all amounts outstanding under the factoring agreement. An amount of $31,555 has been presented as a financing activity in the consolidated statement of cash flow during the year ended January 31, 2013. Also, during the year ended January 31, 2013, the Company recorded $6,395 in finance charges related to factor expense under the terms of this agreement. Pursuant to the termination of the factoring agreement, the Company was released from the corresponding general security agreement.

As of January 31, 2014 and 2013, the amount of the factored receivables was $Nil,.

6.        Inventory

Inventory of the Company consisted of the following at January 31, 2014 and 2013:

January 31,	2014	2013

Finished goods - Underwear	$528,461	$115,709
Raw materials	75,585	120,441

Total inventory	$604,046	$236,150

Balances at January 31, 2014 and 2013 are recorded at historical cost, less amounts for potential declines in value. During the year ended January 31, 2014, management recorded write-downs of $18,322 (2013: $Nil) to reduce inventory to its net realizable value.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

7.        Equipment

Property and equipment of the Company consisted of the following at January 31, 2014 and 2013:

January 31,	2014	2013

Furniture & equipment	$6,630	$1,380
Computer equipment	4,534	3,554

Less: Accumulated depreciation	(4,864)	(3,092)

	$6,300	$1,842

Depreciation expense for the years ended January 31, 2014 and 2013 was $1,694 and $1,962, respectively.

8.        Intangible Assets

Intangible assets of the Company consisted of the following at January 31, 2014 and 2013:

			Useful life
	2014	2013	(Years)

Trade Names/Trademarks	$24,874	$23,212	Indefinite
Website	44,512	40,657	2

	69,386	63,869
Less: accumulated amortization	(29,509)	(8,455)

	$39,877	$55,414

Amortization expense for each of the years ended January 31, 2014 and 2013 was $21,054 and $9,723, respectively.

9.        Related Party Payables

At January 31, 2013, the Company had advances from shareholders in the amount of $13,916. All shareholder advances were unsecured and payable on demand. At January 31, 2014, all advances from shareholders had been repaid. The table below summarizes the balance and interest rate of each advance at January 31, 2014 and 2013:

January 31,	2014	2013

Advance, bearing interest at 19.50% per annum	$-	$9,603
Advance, non-interest bearing	-	4,313
	-	13,916
Less: current portion	-	(13,916)

	$-	$-

During the years ended January 31, 2014 and 2013, the Company incurred interest expense on the shareholder advances of $Nil and $1,309, respectively.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

At January 31, 2014, included in advances receivable is an amount of $50,000 (2013:$Nil) paid to a director of the Company as an advance for expenses to be incurred on behalf of the Company in the January, 2015 fiscal year. At January 31, 2014, included in accounts payable and accrued liabilities is $24,682 (2013: $Nil) owing to directors and officers of the Company for reimbursable expenses and for unpaid directors fees. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

10.      Promissory Notes Payable

	2014	2013

Promissory note bearing interest at 10% per annum payable at maturity, unsecured, maturing on February 1, 2014(i)	$75,000	$-

Promissory note in the principal amount of $309,062, non- interest bearing, unsecured, repayable in five equal semi- monthly instalments of $41,667 plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The one-time interest charge of 15%, or $37,500 is convertible at maturity, at the option of the holder, into shares of common stock of the Company at a price of $0.10 per share (iii)	309,062
		-
Promissory note in the principal amount of CDN$16,250, non-interest bearing, repayable in equal instalments of CDN$3,125 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty. The final CDN$3,750, representing a 15% original issue discount (“OID”) is repayable upon the company reporting net income from operations in a single month (iv)	14,668	-

Promissory note in the principal amount of CDN$47,917, non-interest bearing, repayable in equal instalments of CDN$9,583 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty (v)	43,250	-
Less: debt discounts	(44,558)	-
	397,422	-
Less: current portion	(397,422)	-
	$-	$-

(i)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matures on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity. During the year ended January 31, 2014, the Company recorded $3,750 (2013: $Nil) in respect of interest on this note.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Subsequent to January 31, 2014, the Company entered into a debt settlement agreement with this lender, pursuant to which the Company agreed to issue 796,850 common shares of the Company in full and final settlement of this note, along with accrued interest of $4,850.

(ii)

On September 4, 2013, the Company issued a promissory note in the amount of $172,500 (the “September 4 Note”). The purchase price for this note was $150,000. The note matured on January 6, 2014 and was repayable in eight equal instalments of $21,563 over the term of the note (each a “Regular Repayment”).

As additional consideration for entering into the note, the Company issued 100,000 common shares to the lender. The fair value at issuance of these shares of $64,000, determined with reference to the quoted market price of these shares at the date of issuance, together with an original issue discount (“OID”) of $22,500 resulted in a debt discount at issuance of $86,500, was amortized using the effective interest method over the term of the note.

In addition, the lender was entitled to 5,000 common shares in the event the Company did not make a Regular Repayment when due and payable under the terms of the note. During the year ended January 31, 2014, the Company requested an extension on the seventh Regular Repayment and, consequently the lender was issued 5,000 common shares. The fair value of these shares of $800, which was determined with reference to the quoted market price of the Company’s stock on the commitment date, was recorded as a charge to general and administrative expense in the consolidated statement of operations for the year ended January 31, 2014.

During the year ended January 31, 2014, the Company recorded accretion expense of $86,500 (2013: $Nil) in respect of the accretion of the discount on this note.

On January 13, 2014, the eighth and final Regular Repayment due under the terms of this note was repaid through the issuance of a new promissory note to the same lender.

(iii)

On January 13, 2014, the Company issued a promissory note in the principal amount of $309,062, which was comprised of: (i) $250,000 consideration received; (ii) a one-time interest charge of $37,500, being 15% of the proceeds received (the “OID”); and (iii) an amount of $21,562, being the remaining principal balance due on the September 4 Note.

The promissory note is repayable in five monthly instalments of $41,667 over the term of the note plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The Company may repay the promissory note at any time before maturity without notice, bonus or penalty.

The OID is convertible, at the option of the lender, at maturity of the note into shares of common stock of the Company at a price of $0.10 per share.

The issuance of this promissory note as consideration of the remaining balance due and payable under the September 4 Note was recorded at the redemption amount pursuant to the applicable guidance under ASC 470-20.

(iv)

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received 24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The note matures eight months from the date of issuance and is repayable in eight equal monthly instalments over the term of the note. The OID is repayable upon the Company recognizing net income from operations in any given month during the term of the note.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

As additional consideration for entering into the loan, the Company issued 22,000 common shares of the Company to the lender. The fair value at issuance of these shares of $5,720, determined with reference to the quoted market price of these shares at the date of issuance, together with the OID of $3,670 resulted in a debt discount at issuance of $9,390, which is being amortized using the effective interest method over the term of the note.

During the year ended January 31, 2014, the Company recorded accretion expense of $6,110 (2013: $Nil) in respect of the accretion of the discount on this note.

(v)

On December 20, 2013, the Company issued a promissory note in the principal amount of CDN$57,500. The Company received $47,660 (CDN$50,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,149 (CDN$7,500). The note matures six months from the date of issuance and is repayable in six equal monthly instalments over the term of the note.

As additional consideration for entering into the loan, the Company issued 25,000 common shares of the Company to the lender. The fair value at issuance of these shares of $3,000, determined with reference to the quoted market price of these shares at the date of issuance, together with the OID of $7,149 resulted in a debt discount at issuance of $10,149, which is being amortized using the effective interest method over the term of the note.

During the year ended January 31, 2014, the Company recorded accretion expense of $2,164 (2013: $Nil) in respect of the accretion of the discount on this note.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

11.      Convertible Promissory Notes Payable

	2014	2013

Revolving Credit Facility, bearing interest at 12% per annum, due August 16, 2014(i)	$500,000	$500,000

Revolving Credit Facility, bearing interest at 12% per annum, due January 31, 2014(i)	275,000	-

Convertible promissory note payable, non-interest bearing, due February 9, 2014(ii)	128,704	-

Convertible promissory note payable, non-interest bearing, due November 13, 2014(iv) (Note 12)	124,444	-

Convertible promissory notes, bearing interest at 8% per annum, due September 23, 2014 (v)	91,688	-

Convertible promissory notes, bearing interest at 8% per annum, due September 17, 2014 (vi)	84,085	-

Less: debt discounts	(179,957)	(16,050)
	1,023,964	483,950
Less: current portion	(1,022,294)	(483,950)
	$1,670	$-

(i)	Revolving Credit Facilities with Kalamalka Partners

August, 2012 Credit Facility

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which is being amortized using the effective interest method over the term of the Notes. During the year ended January 31, 2014, the Company recorded accretion expense of $10,462 (2013: $4,890) in respect of the accretion of this discount and $59,618 (2013: $23,208), in interest in respect of these Notes.

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-lenders as follows: (i) 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”), of which 448,000 were exercisable into common shares of the Company at $0.25 per share for a period of two years and 500,000 were exercisable into common shares of the Company at $0.50 per share for a period of two years; and (ii) 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”), of which 125,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.25 per share for a period of three years and 75,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.50 per share for a period of three years. The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and is being amortized to income over the term of the Notes using the effective interest method. During the year ended January 31, 2014, the Company had recorded financing expense of $99,694 (2013: $38,962) in respect of the amortization of these charges. Accumulated amortization as at January 31, 2014 was $138,656 (2013: $38,962).

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
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

Funds advanced under the loan were restricted for inventory and accounts receivable whereby we could fund up to 90% of the Company’s accounts receivable and inventory (the “Borrowing Margin Requirements”). “Inventory” includes raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables were marginable until 60 days from the invoice date, after which time such receivables had no value for margining purposes, except that up to $10,000 of receivables were marginable if such receivables were more than 60 days old but less than 90 days old.

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

Risk-free interest rate	0.10%
Expected life (years)	1.07
Expected volatility(1)	151.47%
Stock price	$0.52
Dividend yields	0.00%

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

Risk-free interest rate	1.03%
Expected life (years)	4.25
Expected volatility(1)	249.92%
Stock price at date of issuance	$0.52
Dividend yields	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The loss was recorded on the consolidated statement of operations during the year ended January 31, 2014, with a corresponding credit to additional paid in capital. In connection with the reduction in borrowing capacity, the Company wrote off $56,555 of unamortized deferred finance charges in proportion to the decrease in the borrowing capacity, and incurred $2,520 in deferred financing fees in connection with the amendments. This cost was recognized as finance charges on the consolidated statement of operations during the year ended January 31, 2014.

Subsequent to January 31, 2014, the Company entered into an Amendment Agreement dated April 4, 2014 (the “First Kalamalka Amendment Agreement”) with Kalamalka and certain of the Lenders as set out in the Amendment Agreement (collectively, the “First Tranche Lenders”) amending the Agency and Interlender Agreement dated August 10, 2012 (the “First Agency Agreement”). In connection with the First Agency Agreement, the Company amended several of the Notes in the aggregate principal amount of $400,000 (the “First Tranche Kalamalka Notes”) as follows; (i) the Company extended the due date of the First Tranche Kalamalka Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the First Tranche Kalamalka Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; (iv) the Company removed the Borrowing Margin Requirements; (iii) the Company amended the First Tranche Kalamalka Notes to reduce the conversion price from $0.50 per share to $0.25 per share; and (v) 500,000 share purchase warrants exercisable at a price of $0.50 until August 10, 2018 held by Kalamalka were exchanged for 600,000 New Warrants, as defined and described below.

As consideration for facilitating such amendments, the Company granted 1,200,000 share purchase warrants to the First Tranche Lenders and Kalamalka (the “New Warrants”).

Each New Warrant is exercisable into one common share at a price of $0.15 per share until April 4, 2019. The Company has the right to call the New Warrants if the volume weighted average closing price of the Company’s shares exceeds $0.30 per share for more than 20 consecutive trading days following the closing date. In that event, the New Warrants will expire 30 days following the date the Company delivers notice in writing to the warrant holders announcing the call of the New Warrants. In addition, the New Warrants contain piggyback registration rights on any subsequent registration statement filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, any registration statement that may be required to be filed with the SEC in connection with the Subsequent Financing (Note 18).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Also in connection with the First Kalamalka Amendment Agreement, one First Tranche Lender was granted the right to exchange 100,000 share purchase warrants exercisable at a price of $0.50 until August 10, 2018 for 100,000 New Warrants.

Also subsequent to January 31, 2014, pursuant to a Conversion Agreement dated April 4, 2014, the remaining Notes in the aggregate principal amount of $100,000 plus $1,868 in accrued interest therein were settled by the issuance of 1,018,685 common shares of the Company at a conversion price of $0.10 per share.

November, 2013 Credit Facility

On November 14, 2013, the Company entered into an Agency and Interlender Agreement dated November 14, 2013 (the “Agency Agreement”) with Kalamalka, and certain lenders as set out in the Agency Agreement (the “Lenders”), whereby the Company agreed to borrow up to $300,000 from the Lenders from time to time (the “Loan”). In connection with the closing of the Agency Agreement, the Company issued: (i) two convertible promissory notes (collectively, the “Notes”) in the aggregate principal amount of $100,000 and (ii) an aggregate of 125,000 share purchase warrants (each, a “Lender Warrant”) to the Lenders. On November 26, 2013, the Company issued (i) additional Notes in the principal amounts totaling $100,000 and (ii) 125,000 additional Lender Warrants and on December 24, 2013 the Company issued (i) an additional Note in the principal amount of $75,000 and (ii) 115,000 additional Lender Warrants.

Each Lender Warrant is exercisable into one Share at a price of $0.10 per Share for a period of two years from the date of issuance.

Each Note was due on January 31, 2014 (the “Due Date”) and bears interest at the rate of 12% per annum, calculated daily and payable on the Due Date. The principal amount outstanding under any Note, and all accrued but unpaid interest thereon, may be converted into shares of common stock of the Company at a price of $0.25 per share at any time at the option of the respective Lender. Repayment of the Notes is secured by general security agreements dated November 14, 2013, as amended and restated, made by each of the Company and its wholly owned subsidiary in favour of Kalamalka, as agent for the Lenders.

As consideration for facilitating the Loans, the Company issued an aggregate of 362,500 warrants (the “Kalamalka Warrants”) to Kalamalka, each Kalamalka Warrant exercisable into Shares at a price of $0.10 per Share for two years from the date of issuance.

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Notes between the Notes and the detachable Lender warrants using the relative fair value method.

The Company recorded a beneficial conversion feature in the amount of $17,600 in respect of first tranche of $100,000 issued in connection with the closing of the Agency Agreement. The beneficial conversion feature was calculated based on a comparison of the proceeds of the Notes allocated to the Notes and the fair value of the common stock at the commitment date of the Notes.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The fair value of the Lender Warrants of $58,600 at issuance resulted in a debt discount of $41,225, and along with a beneficial conversion feature of $17,600, resulted in a total debt discount at issuance of $58,825, which was amortized using the effective interest method over the term of the Notes to January 31, 2014. During the year ended January 31, 2014, the Company recorded accretion expense of $58,825 (2013: $Nil) in respect of the accretion of this discount and $5,531 (2013: $Nil), in interest in respect of these Notes.

The fair value of the Agent’s Warrants of $67,600 was recorded as a deferred financing charge and was amortized to income over the term of the Notes to January 31, 2014 using the effective interest method.

The fair value of the Agents Warrants and the Lender Warrants at issuance was determined using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	0.63%
Expected life (years)	3.00
Expected volatility(1)	144.71%
Stock price at date of issuance	$0.20
Dividend yields	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

On January 31, 2014, the Company did not repay the Notes at maturity. Subsequent to January 31, 2014; the Company entered into an Amendment Agreement dated April 4, 2014 (the “Second Kalamalka Amendment Agreement”) with Kalamalka and certain lenders as set out in the Agreement (collectively, the “Second Tranche Lenders”) amending the Agency and Interlender Agreement dated November 14, 2013 (the “Second Agency Agreement”). In connection with the Second Agency Agreement, the Company amended certain convertible term promissory notes in the aggregate principal amount of $200,000 (the “Second Tranche Notes”) as follows; (i) the Company extended the due date of the Second Tranche Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the Second Tranche Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; and (iii) the Company removed the Borrowing Margin Requirements.

As consideration for facilitating such amendments, the Company granted 600,000 New Warrants to the Second Tranche Lenders and to Kalamalka.

Repayment of the First Tranche Notes and the Second Tranche Notes is collateralized by a general security agreement dated November 14, 2013, as amended on April 4, 2014 (the “Kalamalka Security Agreement”), made by the Company in favour of Kalamalka, as agent for the First Tranche Lenders and Second Tranche Lenders, which Kalamalka Security Agreement ranks pari passu with a Security Agreement entered into subsequent to January 31, 2014 (Note 18) as evidenced by an Interlender Agreement dated April 4, 2014 between CSD Holdings LLC, as Agent for the Purchasers (see Note 18), Kalamalka, First Tranche Lenders, Second Tranche Lenders, and the Company.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

In addition, subsequent to January 31, 2014, the Company exchanged a Note with an outstanding amount of $76,388, including accrued interest of $1,388, for the issuance of a SPA Note in the same amount (Note 18).

(ii)

On October 4, 2013, the Company issued an OID (Original Issue Discount) convertible promissory note in the amount of $343,212. The purchase price for this note was $300,000. The note was to mature on February 9, 2014, and was repayable in eight equal instalments of $42,902 over the term of the note (each a “Regular Repayment”).

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

In addition, the lender is entitled to 5,000 common shares in the event the Company does not make a Regular Repayment when due and payable under the terms of the note. During the year ended January 31, 2014, the Company requested an extension on the third, fourth and fifth Regular Repayments and, consequently Company issued 15,000 common shares to the lender. The fair value of these shares of $2,100, which was determined with reference to the quoted market price of the Company’s stock on the commitment date, was recorded as a charge to general and administrative expense in the consolidated statement of operations for the year ended January 31, 2014.

The Company granted piggyback registration rights to the lender in respect of the Fee Shares pursuant to which the Company agreed to include such Fee Shares with the next registration statement to be filed with the Securities and Exchange Commission (the “SEC”). During the year ended January 31, 2014, the Company included these Fee Shares in a registration statement filed with the SEC pursuant to a registration rights agreement (Note 13).

During the year ended January 31, 2014, the Company recorded accretion expense of $83,458 (2013: $Nil) in respect of the accretion of this discount on this note.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(b)

In addition, the Company paid a finder’s fee of $11,429 and 120,000 share purchase warrants. The share purchase warrants are exercisable into common shares of the Company at $0.2799 per share for a period of two years from the date of issuance. The fair value of the finder’s warrants of $18,400 was determined using an option pricing model under the following assumptions:

Risk-free interest rate	0.33%
Expected life (years)	2.00
Expected volatility(1)	211.16%
Stock price at issuance	$0.24
Dividend yields	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The deferred finance fees were recorded as a deferred finance charge and are being amortized to income over the term of the note using the effective interest method. During the year ended January 31, 2014, the Company recorded financing expense of $48,916 (2013: $Nil) in respect of the amortization of these charges. Accumulated amortization as at January 31, 2014 was $48,916 (2013: $Nil).

Subsequent to January 31, 2014, the Company did not make the sixth, seventh and eights Regular Repayments as due and the Company was required to issue 15,000 common shares to the Lender. In addition, the Company entered into a debt settlement agreement with this lender pursuant to which the Company agreed to exchange the remaining outstanding amount of $128,704 for the issuance of a new SPA note (Note 18).

(iii)

On June 12, 2013, the Company issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On June 13, 2013, the Company received $150,000, after a 10% OID, with the remaining balance of the promissory note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

In connection with the issuance of this promissory note, the Company had agreed that the terms of the promissory note will be amended if any securities are issued, while the promissory note is outstanding, at terms more favourable to the terms contained in the promissory note, such that the more favourable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 12).

The Company allocated the proceeds from the issuance of the promissory note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the promissory note. The fair value of the derivative financial instrument of $265,000 at issuance resulted in a debt discount at issuance of $166,667, the entire principal balance of the promissory note. The remaining derivative financial instrument value over the proceeds of the debt at issuance of $115,000 was immediately expensed on the consolidated statement of comprehensive loss as derivative expense, for the year ended January 31, 2014. This discount was being amortized using the effective interest method over the term of the promissory note.

During the year ended January 31, 2014, the Company recorded accretion expense of $166,667 (2013: $Nil) in accretion of this discount.

(iv)

On November 13, 2013, the Company issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On November 13, 2013, the Company received $100,000, after an OID of 10%, with the remaining balance of the note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion

The maturity date for the note is November 13, 2015. The principal sum, plus any accrued but unpaid interest thereon, of the note may be converted, at any time by lender, into shares of common stock of the Company at a price which is the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion (the “Conversion Price”).

The Company was permitted to repay the promissory note at any time on or before 90 days from November 13, 2013 with 0% interest. If the Company did not repay the promissory note within the 90 days then a one-time interest charge of 12% will be applied to the principal sum. The Company did not repay the note subsequent to January 31, 2014 and consequently, a one-time interest charge of 12% was applied to the principal balance outstanding. This one- time interest charge of $13,333 was accrued in the financial statements for the year ended January 31, 2014.

The Company granted piggyback registration rights to the lender in connection with the next registration statement to be filed with the Securities and Exchange Commission. The Company also agreed that the terms of the note will be amended if the Company issues any securities with terms more favourable than the terms contained in the note.

In connection with the issuance of this promissory note, the Company had agreed that the terms of the promissory note will be amended if any securities are issued, while the promissory note is outstanding, at terms more favourable to the terms contained in the promissory note, such that the more favourable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 12).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company allocated the proceeds from the issuance of the promissory note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the promissory note. The fair value of the derivative financial instrument of $155,500 at issuance resulted in a debt discount at issuance of $111,111, the entire principal balance of the promissory note. The remaining derivative financial instrument value over the proceeds of the debt at issuance of $55,500 was immediately expensed on the consolidated statement of comprehensive loss as derivative expense, for the year ended January 31, 2014. This discount was being amortized using the effective interest method over the term of the promissory note.

During the year ended January 31, 2014, the Company recorded accretion expense of $670 (2013: $Nil) in accretion of this discount.

(v)

On December 23, 2013, the Company entered into two securities purchase agreements (the “Securities Purchase Agreements”) dated December 23, 2013 with two lenders, whereby the Company issued six convertible notes, each in the aggregate principal amount of $25,000 (each, a “Note”). The first two of the Notes were paid for by the lenders in cash (the “Cash Notes”) and the third, fourth, fifth and sixth of the Notes (the “Back End Notes”) were initially be paid for by the issuance of four offsetting $25,000 secured notes receivable issued to the Company by the lenders (each, a “Offsetting Note”), provided that prior to conversion of the four Back End Notes as described below, the lenders must have paid off the applicable Offsetting Note in cash.

The Cash Notes mature on September 23, 2014 and are accruing interest at the rate of 8% per annum. The principal sum and any accrued and unpaid interest of the Notes are convertible, at the option of the holder, at any time after 180 days after issuance, and after full cash payment for the shares convertible thereunder, at a price per share equal to 55% of the average of the two lowest closing bid prices as reported on the OTCQB for the ten prior trading days.

The Notes may be redeemed at any time on or before 180 after issuance, subject to redemption premiums of 20-40%. The notes may not be redeemed after 180 days.

The Cash Notes have been recorded as stock settled debt in accordance with ASC 480 whereby a put premium of $20,455 was recorded on each Cash Note and is being amortized using the effective interest method over the term of the respective Cash Note.

The Back End Notes have been presented net of their respecting Offsetting Note as these Notes have no substance until the applicable Offsetting Note has been paid for in cash by the Lender.

During the year ended January 31, 2014, the Company recorded accretion expense of $4,456 (2013: $Nil) in accretion of these discounts.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

In connection with the issuance of the Cash Notes, the Company incurred deferred finance fees of $8,000. The deferred finance fees were recorded as a deferred finance charge and are being amortized to income over the term of the Cash Notes using the effective interest method. During the year ended January 31, 2014, the Company recorded financing expense of $1,056 (2013: $Nil) in respect of the amortization of these charges. Accumulated amortization as at January 31, 2014 was $1,056 (2013: $Nil).

(vi)

The Company entered into a securities purchase agreement dated December 30, 2013 (the “SPA”) with a lender, whereby the Company issued a convertible note in the aggregate principal amount of $83,500.00 (the “Note”).

The Note matures on September 17, 2014 and is accruing interest at a rate of 8% per annum. Any amount of principal or interest on the Note which is not paid when due will bear interest at the rate of 22% per annum from the due date until the same is paid.

The principal sum and any accrued and unpaid interest of the Note is convertible, at the option of the holder, at any time after 180 days after issuance, at a price for each share equal to 61% of the average of the three lowest closing bid prices as reported on the OTCQB for the ten prior trading days.

The Note may be redeemed at any time on or before 180 after issuance, subject to redemption premiums of 15-40%. The notes may not be redeemed after 180 days.

In connection with the issuance of this Note, the Company had agreed that the terms of the Note will be amended if any securities are issued, while the Note is outstanding, at terms more favourable to the terms contained in the Note, such that the more favourable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 12).

The Company allocated the proceeds from the issuance of the Note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the Note. The fair value of the derivative financial instrument of $8,376 at issuance resulted in a debt discount, which is being amortized using the effective interest method over the term of the Note.

During the year ended January 31, 2014, the Company recorded accretion expense of $989 (2013: $Nil) in accretion of this discount.

In connection with the issuance of the Note, the Company incurred deferred finance fees of $11,500. The deferred finance fees were recorded as a deferred finance charge and are being amortized to income over the term of the Note using the effective interest method. During the year ended January 31, 2014, the Company recorded financing expense of $1,320 (2013: $Nil) in respect of the amortization of these charges. Accumulated amortization as at January 31, 2014 was $1,320 (2013: $Nil).

12.      Derivative financial instruments

During the year ended January 31, 2014, the Company had derivative financial instruments associated with convertible promissory notes (Notes 11 (iii), (iv) and (vi)).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments at their fair value as follows:

Derivative financial instruments, January 31, 2013	$-
Fair values at commitment dates	428,876
Fair value mark to market adjustments	(9,358)
Reclassification of fair value to additional paid-in capital upon extinguishment of host contract	(177,900)

Derivative financial instruments, January 31, 2014	$241,618

On the commitment date of the related convertible promissory notes, the Company recorded a debt discount to the extent of the gross proceeds of the promissory note, and immediately expensed the remaining derivative value as a derivative expense on the consolidated statement of comprehensive loss. During the year ended January 31, 2014, the Company recorded derivative expenses of $170,500 (2013: $Nil) in respect of the excess of the fair value of derivative financial instruments at the commitment date over consideration received under the corresponding host contracts.

The Company determined fair value of the derivative financial instruments at January 31, 2014 and as at the commitment dates, and the extinguishment date based on the following weighted average management assumptions:

	January 31,	Extinguishment	Commitment
	2014	date	date
Risk-free interest rate	0.34%	0.08%	0.27%
Expected life (years)	1.78	0.76	1.73
Expected volatility(1)	132.09%	137.74%	157.41%
Stock price at date of issuance	$0.08	$0.53	$0.51
Dividend yields	0.00%	0.00%	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

During the year ended January 31, 2014, the Company repaid a promissory note which contained a derivative financial instrument and this derivative financial instrument was extinguished. Upon extinguishment, the fair value of the derivative financial instrument of $177,900 was recorded as a credit to additional paid in capital.

13.      Securities Purchase Agreement

On September 10, 2013, the Company entered into an $8,300,000 securities purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) an Illinois limited liability company (the “Financing”) pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $8,300,000 in value of its shares of common stock from time to time over a 24 month period. In connection with the Financing, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

The Company incurred $58,656 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital during the year ended January 31, 2014. The shares of common stock issued a commitment fee are being recorded as a share issuance cost at par value with a corresponding charge against additional paid in capital in the period they are issued.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

14.      Stockholders’ Equity

Equity Transactions

Disclosure in respect of share issuances made before July 30, 2012 has not been retrospectively restated to reflect the exchange ratio of 2.14506 in relation to the reverse acquisition.

During the year ended January 31, 2014:

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

ii)

On April 19, 2013, the Company issued 1,993,000 shares of common stock at a price of $0.25 per share and 100,000 units of the Company at $0.25 per unit for gross proceeds of $523,250. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.25 per share for a period of two years. In connection with the foregoing private placement, the Company issued 104,440 warrants to four finders. Each warrant is exercisable into one share of common stock of the Company at an exercise price of $0.75 per share for a period of two years. The Company paid finder’s fees of $26,610 in connection with this private placement.

iii)	On May 6, 2013, the Company issued 1,000,000 shares of common stock at a price of $0.25 per share for gross proceeds of $250,000 to be received in four tranches as follows:

(i)	$50,000 payable on closing of the Financing (the “Closing”)(received);

(ii)	$50,000 payable on or before the date which is five months from the Closing (the “First Tranche”)(received);

(iii)	$50,000 payable on or before the date which is ten months from the Closing (the “Second Tranche”); and

(iv)	the remaining $100,000 payable on or before the date which is one year from the Closing (the “Final Tranche”)

In connection with the 800,000 common shares issuable in connection with the First Tranche, the Second Tranche and the Final Tranche, the Company entered into an escrow agreement pursuant to which these shares were placed in escrow to be released when the Company received full payment for such shares.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company paid a finders’ fee of 20,000 warrants in connection with this private placement. These warrants are exercisable at $0.25 per share for a period of two years.

Subsequent to January 31, 2014, the Company did not receive payment for the Second Tranche and the remaining 600,000 common shares held in escrow were returned to the Company’s treasury for cancellation.

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

vi)

On November 21, 2013, the Company issued 4,304 common shares pursuant to a debt settlement agreement dated July 8, 2013, as payment to a vendor of $4,820 owing. This resulted in a gain on extinguishment of debt of $3,701. The fair value of $0.26 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

vii)

On November 21, 2013, the Company issued 25,000 common shares as additional consideration to a lender under a promissory note agreement in the principal amount of $23,992 (CDN$25,000). This loan was issued and repaid during the year ended January 31, 2014. The fair value at issuance of these shares of $6,500, determined with reference to the quoted market price of these shares at the date of issuance. In connection with the issuance of this loan, the Company incurred aggregate financing fees of $10,099, which included the fair value of the shares issued.

viii)

On January 13, 2014, the Company issued 15,000 common shares in exchange for services rendered pursuant to an investor relations agreement dated December 6, 2012. The Company determined that the fair value on the grant date of these shares was $3,750 and recorded the entire amount as compensation expense in the financial statements for the year ended January 31, 2013. The fair value of $0.25 per share was determined by reference to the price at which common shares were being sold in private placement offerings at or around the transaction date.

ix)

On January 13, 2014, the Company issued 29,843 common shares pursuant to a consulting agreement dated February 15, 2013 (the “Consulting Agreement”), whereby the Company agreed to issue shares in exchange for services to be rendered during the term of the Consulting Agreement, to September 30, 2013. The consultant was entitled to receive a monthly fee of $4,500 payable in shares, based on the average closing price of the Company’s shares for the first month of trading commencing on the date of the Consulting Agreement. As a result, the Company issued 3,979 shares per month for the term of the agreement. During the year ended January 31, 2014, the Company recorded $2,089 (2013: $nil) in fees paid in shares pursuant to this Consulting Agreement.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

x)

On January 13, 2014, the Company issued 25,000 common shares as payment to a vendor of $15,000 owing for consulting fees rendered, pursuant to a debt settlement agreement dated July 18, 2013. This resulted in a gain on extinguishment of debt of $13,250. The fair value of $0.07 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

xi)

On January 13, 2014, the Company issued 63,492 common shares as payment to a vendor for consulting fees rendered, pursuant to a debt settlement agreement dated September 18, 2013 whereby the Company has agreed to settle an aggregate of $40,000 in amounts owing to the vendor, along with cash payments totaling $20,000. The Company recorded a reduction in amounts owing to the vendor of $4,444 in connection with the issuance of the shares. The fair value of $0.07 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

xii)

On January 13, 2014, the Company issued 75,000 common shares pursuant to a board agreement dated September 24, 2013, whereby the Company has agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the year ended January 31, 2014, the Company recorded directors fees of $18,000 (2013: $Nil) in respect of the first 75,000 common shares that have been earned under this agreement. The fair value of $0.24 per share was determined with reference to the quoted market price of the shares on the date of issuance.

xiii)

On January 31, 2014, the Company issued 450,000 common shares in exchange for the cancellation of an aggregate of 450,000 stock options pursuant to an Amendment Agreement dated January 6, 2014 with a director of the Company, whereby the Company agreed to amend the terms of the directors’ compensation in connection with a board agreement dated July 19, 2013. During the year ended January 31, 2014, the Company recorded directors fees of $31,200 (2013: $Nil) in respect of the issuance of these shares. The fair value of the grant was determined as the difference between the quoted market price of the shares on the date of issuance of $45,000, less the fair value of the stock options cancelled of $13,800, as exchange for their issuance. The fair value of the stock options cancelled was determined based on the Black Scholes option pricing model using the following weighted average assumptions: Estimated volatility 138.17%, stock price $0.10, risk-free interest rate 0.40%, expected term 1.53 years, estimated dividends 0%.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the years ended January 31, 2014 and 2013 is presented below:

			Weighted
		Weighted	Average Grant
	Number	Average	Date
	of Options	Exercise Price	Fair Value
Outstanding at January 31, 2012	-
Granted	1,885,000	$0.25	$0.24

Outstanding at January 31, 2013	1,885,000	$0.25
Granted	1,570,000	$0.50	$0.44
Cancelled	(450,000)	$0.50

Outstanding at January 31, 2014	3,005,000	$0.34

Exercisable at January 31, 2014	2,246,184	$0.38	$0.27

Exercisable at January 31, 2013	668,728	$0.25	$0.24

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

At January 31, 2014, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry	Remaining
Number	Price	Date	Contractual Life
285,000	$0.25	July 30, 2014	0.49
20,000	$0.25	February 1, 2015	1.00
90,000	$0.25	February 14, 2015	1.04
15,000	$0.25	July 25, 2015	1.48
250,000	$0.75	October 1, 2015	1.67
15,000	$0.25	December 19, 2015	1.88
150,000	$0.35	January 6, 2016	1.93
150,000	$0.55	January 6, 2016	1.93
200,000	$0.75	January 6, 2016	1.93
30,000	$0.25	April 1, 2016	2.17
600,000	$0.25	October 9, 2017	3.69
50,000	$0.25	February 1, 2018	4.01
150,000	$0.25	May 1, 2018	4.25
1,000,000	$0.25	July 30, 2022	8.50

3,005,000

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At January 31, 2014, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (2013: $Nil and $Nil, respectively).

The following table summarizes information regarding non-vested stock options outstanding during the years ended January 31, 2014 and 2013

Number of
Options
Non-vested options at January 31, 2012	-
Granted	1,885,000
Vested	(668,728)

Non-vested options at January 31, 2013	1,216,272
Granted	1,570,000
Vested	(1,802,456)
Cancelled	(225,000)

Non-vested options at January 31, 2014	758,816

During the year ended January 31, 2014, the Company recognized a total fair value of $715,915 (2013: $218,268) of stock based compensation expense relating to the issuance of stock options in exchange for services.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

	2014	2013
Expected term of stock option (years) (1)	1.48	4.28
Expected volatility (2)	184.40%	260.50%
Estimated stock price at date of issuance(3)	$0.71	$0.25
Risk-free interest rate	0.18%	0.55%
Dividend yields	0.00%	0.00%

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

During the year ended January 31, 2014, the Company amended the terms of 500,000 stock options issued to a consultant of the Company as follows:

(i)	150,000 options were re-priced from $1.25 to $0.35;
(ii)	150,000 options were re-priced from $1.75 to $0.55;
(iii)	200,000 options were re-priced from $2.25 to $0.75; and
(iv)	The expiry of all 500,000 options was extended from June 18, 2015 to January 6, 2016.

The Company recognized stock based compensation expense of $15,700 in connection with this modification. The fair value of the modification was determined using the Black Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.40%, expected life: 1.72 years, expected volatility: 141.53%, dividend rate: 0.00% .

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Share Purchase Warrants

At January 31, 2014, the Company had 3,770,446 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
24,000*	$0.75	April 19, 2014
214,506	$0.75	July 30, 2014
400,000	$0.75	September 24, 2014
400,000	$0.50	November 26, 2014
100,000	$0.50	December 10, 2014
72,000	$0.75	December 31, 2014
240,000	$0.25	April 7, 2015
120,000	$0.25	April 19, 2015
104,440	$0.75	April 19, 2015
120,000	$0.28	October 4, 2015
498,000	$0.25	August 10, 2017
500,000	$0.50	August 10, 2017
250,000	$0.10	November 14, 2016
250,000	$0.10	November 26, 2016
227,500	$0.10	December 24, 2016
150,000	$0.25	August 10, 2018
100,000	$0.50	August 10, 2018

3,770,446

*Subsequent to January 31, 2014, these warrants expired unexercised.

A summary of the Company’s share purchase warrants outstanding is presented below:

			Weighted
	Number of		Average
	Warrants		Exercise Price
Outstanding at January 31, 2012	100,000	CADS	0.75
Cancelled	(100,000)	CAD$	0.75
Re-issued pursuant to the Acquisition (Note 4)	214,506	USD$	0.75
Issued	1,948,000	USD$	0.44
Outstanding at January 31, 2013	2,162,506	USDS	0.47
Issued	1,609,940	USD$	0.31

Outstanding at January 31, 2014	3,770,446	USD$	0.40

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

15.      Income Taxes

The reconciliation of income tax provision computed at statutory rates to reported income tax provision is as follows:

January 31,	2014	2013
	34%	34%
Loss for the year	$(4,238,490)	$(1,332,996)

Expected income tax recovery	(1,441,100)	(453,200)
Effect of change in tax rates	-	(132,800)
Non-deductible expenses	394,100	84,700
Impact of reverse acquisition and emigration on tax assets	-	300,200
Effect of foreign exchange and other adjustments	(19,700)	-
Change in valuation allowance	1,066,700	201,100

Total income tax expense	$-	$-

Significant components of the Company’s net deferred tax assets at January 31, 2014 and 2013:

January 31,	2014	2013

Temporary differences relating to:
Net operating loss carry forwards	$1,049,300	$309,800
Incorporation costs and Intangible assets	(7,600)	(15,100)
Stock based compensation	318,300	-
	1,360,500	294,700
Valuation allowance	(1,360,500)	(294,700)

Net deferred taxes	$-	$-

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting. The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets. Since the Company has had cumulative net operating losses since inception, the ability to use forecasted future earnings is diminished. As a result, the Company concluded a full valuation allowance against the net deferred tax asset was appropriate. At January 31, 2014 and 2013 the total change in valuation allowance was $1,066,700 and $201,100, respectively.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

At January 31, 2014, the Company had accumulated net operating losses in Canada totaling approximately $1,666,000 (2013: $528,000), which may be available to reduce taxable income in Canada in future taxation years. At January 31, 2014, the Company had accumulated net operating losses in USA totaling approximately $1,419,000 (2013: $385,000), which may be available to reduce taxable income in the United States in future taxation years. Unless previously utilized, these net operating losses will begin to expire in 2025.

The Company files income tax returns in the United States and Canada. All of the Company’s tax returns are subject to tax examinations until the respective statute of limitations. The Company currently has no tax years under examination. The Company’s tax filings for the years 2010 to 2013 remain open to examination.

Based on management’s assessment of ASC Topic 740 Income Taxes, the Company does not have an accrual for uncertain tax positions as of January 31, 2014 and 2013. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

16.      Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the year ended January 31, 2014, the Company had concentrations of sales with a customer equal to 37.0% (2013: 55.3%) of the Company’s net sales. As at January 31, 2013 the accounts receivable balance for this customer was $15,462 (2013: $325,530).

For the year ended January 31, 2014, the Company had concentrations of sales with another customer equal to 12.0% (2013: 22.8%) of the Company’s net sales. As at January 31, 2014 the accounts receivable balance from this customer was $3,821 (2013: Nil).

17.      Related Party Transactions

During the year ended January 31, 2014, the Company recorded directors fees of $56,000 (2013: $Nil) for cash compensation paid to directors of the Company, $56,700 (2013: $Nil) in common stock compensation for shares of common stock issued to directors of the Company related to services provided as directors, and $267,918 (2013: $63,276) in stock option compensation expense related to the vesting of stock options issued the directors and officers of the Company. These amounts are included as a component of general and administrative expenses on the consolidated statement of comprehensive loss.

On January 6, 2014, the Company entered into an Amendment Agreement with a director of the Company whereby the Company amended the terms of the director’s compensation in connection with a board agreement dated July 19, 2013. Under the terms of the Amendment Agreement, the Company issued an aggregate of 450,000 shares of common stock to the director in exchange for the cancellation of an aggregate of 450,000 stock options issued to the director in connection with his appointment as a director. See note 14 (xiii).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

During the year ended January 31, 2014, the Company issued 75,000 common shares pursuant to a board agreement dated September 24, 2013, whereby the Company has agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the year ended January 31, 2014, the Company recorded directors fees of $18,000 (2013: $Nil) in respect of the first 75,000 common shares that have been earned under this agreement. At January 31, 2014, an amount of $7,500 relating to an additional 75,000 common shares issuable under the terms of this agreement were included in common stock to be issued. The fair value of $0.10 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

18.      Subsequent Events

On April 7, 2014 the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers (the “Purchasers”), whereby the Purchasers agreed to purchase 6% senior secured convertible promissory notes (the “SPA Notes”). Repayment of the SPA Notes are secured against all the tangible and intangible assets of the Company (the “SPA Security Agreement”).

On April 7, 2014, in connection with the SPA, the Company issued seven SPA Notes to the Purchasers, including one director of the Company, in the aggregate principal amount of $1,033,796. As consideration, the Company (i) received cash proceeds equal to $828,704 (the “Cash Proceeds”); (ii) exchanged a promissory note with an outstanding amount of $76,388, being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,704, being the remaining principal amount due under a convertible promissory note dated October 2, 2013 (Note 10) for the issuance of a SPA Note in the same amount.

The principal amount of $1,033,796 matures on April 7, 2015 (the “Maturity Date”) and bears interest at the rate of 6% per annum, payable on the Maturity Date. In addition, the principal amount of the SPA Notes and all acquired and unpaid interest thereon will be exchanged for any other securities issued by the Company in connection with any subsequent financing approved by the majority of the Purchasers which results in gross proceeds to the Company of at least $3,000,000 (the “Subsequent Financing”), at an exchange rate equal to ninety percent (90%) of the aggregate purchase price paid in the Subsequent Financing.

The SPA Notes are covered by an Agency and Interlender Agreement dated April 7, 2014 between the Purchasers and CSD Holdings LLC, as agent (the “Agent”) whereby the Purchasers have appointed the Agent to act on their behalf with respect to certain rights and obligations provided for in the SPA, SPA Notes and the SPA Security Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, who is our principal executive officer and our principal financial officer, concluded that, as at January 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient staffing resources as a result of the loss of our Chief Financial Officer, resulting in inadequate review procedures;

(iii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines;

(iv)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and

(v)	lack of a written whistle-blower policy.

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

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-K. Such remediation activities include the following:

(i)	we intend to recruit and hire a qualified Chief Financial Officer;

(ii)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(iii)	we intend to establish a formal whistlerblower policy.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of January 31, 2014 due to the above-noted material weaknesses. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this annual report, Alexander McAulay, our former principal financial officer, resigned from this role. He remains as a director of our company. This change had a material effect on our internal controls over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at May 15, 2014, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joel Primus	President, CEO, Interim CFO, Treasurer, Secretary and Director	27	July 30, 2012
Alexander McAulay	Director	30	July 30, 2012
Andrew Kaplan	Director	46	July 19, 2013
Christopher Heyn	Director	54	October 7, 2013

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

Joel Primus

Joel Primus is the President, CEO and a director of our company and was previously the President, CEO, founder and a director of Naked. Mr. Primus is also currently serving as interim CFO, Treasurer and Secretary of our company. While only 26, Mr. Primus preceded his business activities with a successful athletic career. During his amateur running career, Mr. Primus was selected for three national teams and represented Canada at the World Youth Championships. Mr. Primus was also an Athlete Liaison to Canadian Sport Centre Pacific in addition to sitting in on the board with Volunteer Abbotsford. He was awarded a full scholarship to High Point University in North Carolina where he made the Dean’s list and won the student athlete award. When an unfortunate accident ended Mr. Primus’ running career, international travel in Central and South America inspired Mr. Primus to form the Project World Citizen Society, a non-profit society that aims to assist communities in the developing world that are struggling with social injustices. The organization currently works out of Ghana and Mr. Primus sits as the Co-Chair on its board of directors. His travels in South America also inspired Mr. Primus to found Naked. During the start-up phase for Naked, which started in September 2008, Mr. Primus worked as an advertising consultant for the Black Press Group Ltd. (the Abbotsford News), a Canadian privately owned publisher of newspapers, from November 2009 to April 2010. From April 2010 to June 2010, Mr. Primus was employed at Altitude Search Marketing where he handled business development. From September 2008 to October 2009, Mr. Primus operated the Sapera magazine. In promotion of Naked, Mr. Primus has appeared on CBC’s Dragons Den three times in addition to Entertainment Tonight Canada, E Talk Daily Canada, Urban Rush, Shaw’s The Express and The Fanny Kiefer Show.

We believe Mr. Primus is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

Alexander McAulay, C.A.

Alexander McAulay is a director of our company and served asthe CFO, Treasury, Secretary of our company from 2010 until his resignation on November 29, 2013. Prior to this, Mr. McAulay worked at MNP LLP, a chartered accountancy firm, for approximately four years, two of which were summer internships (2006 and 2007). He worked at MNP LLP as an articled student prior to receiving his designation as a Chartered Accountant. Mr. McAulay became a registered Chartered Accountant with the British Columbia Institute of Chartered Accountants in 2011. He received his Bachelors of Business Administration from the University of the Fraser Valley in 2008. At MNP LLP, Mr. McAulay practiced in a wide variety of areas including advisory, tax, and assurance work.

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

We believe Mr. McAulay is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

Andrew Kaplan

Mr. Kaplan is a Vice President of Barry Kaplan Associates, a 25-year-old investor relations firm that works with small and medium sized public and private companies. He has been with the firm since 1995. Prior to this Mr. Kaplan had been with major investment firms and a boutique investment bank specializing in the financing of companies going public through IPO’s or reverse mergers. Mr. Kaplan received his BSBA in Finance and Insurance from the University of Hartford in 1989.

Mr. Kaplan has been a director of Avino Silver and Gold Mines Ltd. since September, 2011 and a director of Coral Gold Resources Ltd. since July, 2012.

We believe Mr. Kaplan is qualified to serve on our board of directors because of his extensive business experiences in the area of finance as described above.

Christopher Heyn

Mr. Heyn is currently Chief Executive Officer and Chairman of Summit Golf Brands and has extensive experience in the apparel merchandizing industry, including experience as Chief Operating Officer and Managing Director of D.C. Management Group, President of Nautica Sportswear and Nautica Jeans Company and Nautical Apparel, Inc., and Senior Vice President of the National Basketball Association’s Global Merchandising Group.

We believe Mr. Heyn is qualified to serve on our board of directors because of his extensive business experiences in the apparel merchandising industries, as described above.

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

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for re-election or re-appointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied withAudit Committee Disclosure

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its audit committee, which is our entire board of directors.

Audit Committee Charter

We have not adopted an audit committee charter.

Composition of Audit Committee

We do not have a standing audit committee at the present time. Our entire board of directors acts as our audit committee. Our board considers Alexander McAulay an “audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. However, Mr. McAulay is not considered “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2) because Mr. McAulay was employed by our company within the past three years. Joel Primus is not independent because Mr. Primus is our president and chief executive officer. We consider Andrew Kaplan and Christopher Heyn as independent directors. All of our directors are financially literate. An individual is financially literate if he has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by our financial statements.

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

Relevant Education and Experience

For a description of each directors’ relevant education and experience, please see the discussion under “Directors and Executive Officers, Promoters and Control Persons — Business Experience.”

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation to nominate or compensate an external auditor not adopted by our board of directors.

Reliance on Certain Exemptions

At no time since the commencement of our most recently completed financial year have we relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110.

Pre-Approval Policies and Procedures

Our board of directors reviews the performance of our external auditors and approve in advance provision of services other than auditing and considers the independence of the external auditors, including a review of the range of services provided in the context of all consulting services bought by us.

Exemption

We are relying on the exemption provided by section 6.1 of NI 52-110 which provides that we, as a venture issuer, are not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

Corporate Governance

General

Our board of directors believes that good corporate governance improves corporate performance and benefits all shareholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as the Company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure by our company of its corporate governance practices. This disclosure is presented below.

Board of Directors

We currently act with four directors consisting of Joel Primus, Alexander McAulay, Andrew Kaplan and Christopher Heyn. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Joel Primus and Alexander McAulay are not independent because Mr. Primus is our president and chief executive officer and Mr. McAulay was employed as our chief financial officer until November 29, 2013. Under this rule, Andrew Kaplan and Christopher Heyn are independent.

Directorships

Mr. Kaplan has been a director of Avino Silver and Gold Mines Ltd. since September, 2011 and a director of Coral Gold Resources Ltd. since July, 2012.

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

Ethical Business Conduct

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

We have found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the board of directors in which the director has an interest have been sufficient to ensure that the board of directors operates in the best interests of our company.

Nomination of Directors

As of May 15, 2014, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Compensation

Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We have no committees.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the two years ended January 31, 2014 and January 31, 2013. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Joel Primus (3) President, CEO and Director	2014 2013	62,660 50,163	Nil Nil	Nil Nil	Nil 74,904	Nil Nil	Nil Nil	1,486 1,570	64,146 126,637
Alexander McAulay (3) Treasurer, CFO, Secretary and Director	2014 2013	52,217 53,242	12,000 Nil	Nil Nil	Nil 174,779	Nil Nil	Nil Nil	794 Nil	65,011 228,021

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended January 31, 2014 and 2013, please review Note 14 to the consolidated financial statements included herein.  Option awards shown here represent the aggregate grant date fair value of all options granted.

(2)	All salaries are paid in Canadian dollars.
(3)	Compensation paid in Canadian dollars is stated in United States dollars based on an exchange rate of 0.9640 (2013: 1.0022) US dollars for each Canadian dollar.

Compensation Discussion and Analysis

In connection with the closing of the acquisition agreement, we entered into employment agreements with each of Joel Primus and Alexander McAulay.

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

Pursuant to the employment agreement with Mr. McAulay, we have agreed to employ Mr. McAulay as CFO of the company in consideration for compensation of CDN$65,000 per year, to be reviewed annually. We agreed to reimburse Mr. McAulay for expenses he incurred in connection with his employment with our company, including for fashion industry related expenses and payment of annual fees necessary to maintain his Chartered Accountant designation. Mr. McAulay was entitled to remuneration by equity awards, including stock option grants and was eligible for a bonus annually based on criteria set out in the employment agreement. Mr. McAulay was entitled to participate in any benefit plans, including those that provide medical and dental benefits, disability benefits and life insurance benefits, which benefits would terminate on the date Mr. McAulay’s employment with our company ceased for any reason.

Effective November 29, 2013, Alex McAulay resigned as CFO of our company and this employment agreement was terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2014:

	Option awards						Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joel Primus President, CEO, Secretary, Treasurer and Director	150,000	150,000	Nil	$0.25	July 30, 2022	Nil	Nil	Nil	Nil

(1) These stock options will vest on July 30, 2014.

Retirement or Similar Benefit Plans

We do not currently have any plans in place that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

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

Directors Compensation

The following table provides information concerning the compensation of directors of our company for our last completed fiscal year, for whom information has not been disclosed above under the heading “Summary Compensation Table”:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (6)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Kaplan(3)	56,000	31,200(1)	194,862(2)	Nil	Nil	Nil	282,062
Christopher Heyn(4)	Nil	25,500(7)	Nil	Nil	Nil	Nil	25,500
Alexander McAulay(5)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Kaplan was granted 450,000 shares of common stock of our company pursuant to an Amendment Agreement dated January 6, 2014

(2)

Mr. Kaplan was granted 450,000 stock options exercisable into shares of our common stock upon his appointment to our board of directors on July 19, 2013. Pursuant to an Amendment Agreement dated January 6, 2014, these stock options were cancelled in consideration of our company granting Mr. Kaplan 450,000 shares of our common stock, as described above.

(3)	At January 31, 2014, Mr. Kaplan held 450,000 shares of common stock and had been granted Nil stock options

(4)	At January 31, 2014, Mr. Heyn was the beneficial owner of 160,000 shares of common stock and had been granted Nil stock options

(5)	At January 31, 2014, Mr. McAulay was the beneficial owner of 967,288 shares of common stock and had been granted 700,000 stock options exercisable at $0.25 per share until July 30, 2022.

(6)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended January 31, 2014 and 2013, please review Note 14 to the consolidated financial statements included herein. Option awards shown here represent the aggregate grant date fair value of all options granted.

(7)

Pursuant to a board agreement dated October 7, 2013, we agreed to issue Mr. Heyn 75,000 shares of common stock each quarter as compensation for serving as a member of our board of directors. During the year ended January 31, 2014, we issued Mr. Heyn 75,000 shares of common stock and recorded a further amount of 75,000 shares of common stock issuable at January 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at May 15, 2014, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Joel Primus President, CEO, Treasurer, Secretary, Interim CFO and Director #2 - 1315 W. 15th Ave Vancouver, BC V6H 1S2 Canada	Common Stock	5,009,613 (3)	13.9
Alexander McAulay Former Treasurer, Former Secretary, Former CFO and Director 36412 Country Place Abbotsford, BC V3G 1M2 Canada	Common Stock	1,317,288 (4)	3.6%
Andrew Kaplan Director 8 Crenshaw Ct Marlboro, NJ 07746 USA	Common Stock	450,000	1.3%
Christopher Heyn Director 912 Hulls Farm Road Southport, CT 06490 USA	Common Stock	235,000(5)	0.7%
Directors and Officers as a group (4 individuals)	Common Stock	7,011,901(6)	19.2%

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

(2)	Based on 35,983,674 shares of our common stock issued and outstanding as of May 15, 2014.

(3)	Includes 150,000 options to acquire shares of our common stock at a price of $0.25 per share, which are currently exercisable.

(4)	Includes 300,000 options to acquire shares of our common stock at a price of $0.25 per share, which are currently exercisable.

(5)	Includes 150,000 shares of common stock that have not yet been issued as of the date of this report but are committed to be issued to Mr. Heyn in connection with his appointment as a director

(6)	Includes an aggregate of 450,000 options to acquire shares of our common stock at a price of $0.25 per share, which are exercisable within 60 days of the date of this report.

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

Director Independence

We currently act with four directors consisting of Joel Primus, Alexander McAulay, Andrew Kaplan and Christopher Heyn. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Joel Primus and Alexander McAulay are not independent because Mr. Primus is our president and chief executive officer and Mr. McAulay was employed as our chief financial officer until November 29, 2013. Under this rule, Andrew Kaplan and Christopher Heyn are independent.

We did not enter into any transactions with independent directors of the Company, other than as disclosed under Item 11 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2014 and for fiscal year ended January 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

BDO Canada LLP

	Year Ended January 31,
	2014	2013
Audit Fees	$122,760	$69,226
Audit Related Fees	$24,900	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$147,660	$69,226

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Canada LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP’s independence

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

10.32	Registration Rights Agreement dated September 10, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on September 16, 2013)

10.33	Promissory Note dated October 4, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)

10.34	Guarantee dated October 4, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)

10.35	Pledge Agreement dated October 4, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)

10.36	Promissory Note dated November 13, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.37	Form of Promissory Note dated November 14, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.38	Agency and Interlender Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.39	Amended and Restated Security Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.40	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.41	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on December 31, 2013)

10.42

Securities Purchase Agreement dated December 23, 2013 with LG Capital Funding, LLC (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.43

Securities Purchase Agreement dated December 23, 2013 with GEL Properties, LLC(incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.44

Form of 8% Convertible Redeemable Note dated December 23, 2013 in the amount of $25,000.00(incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.45

Form of 8% Convertible Redeemable Back End Note dated December 23, 2013 in the amount of $25,000.00(incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.46

Form of Collateralized Secured Offsetting Note Dated December 23, 2013 in the amount of $25,000.00(incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.47

Securities Purchase Agreement dated December 17, 2013 with Asher Enterprises, Inc. (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.48

Convertible Promissory Note dated December 13, 2013 in the amount of $83,500.00 with Asher Enterprises, Inc. (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.49

Amendment Agreement between our company and Mr. Andrew Kaplan dated January 6, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.50	Promissory Note dated January 13, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 17, 2014)

10.51	Promissory Note dated February 11, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on February 18, 2014)

10.52	Form of Securities Purchase Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.53	Form of 6% Convertible Note dated April 7, 2014 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.54	Form of Security Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.55	Note Exchange Agreement with CSD Holdings LLC dated April 4, 2014 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.56	Conversion Agreement with Bryce Stephens dated April 4, 2014 (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.57

Debt Settlement Agreement with Canfund Ventures Corporation dated April 7, 2014 (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.58	Amendment to Security Agreements dated April 4, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.59	Amendment to Amended and Restated Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.60	Amendment to Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.61	Inter-lender Agreement dated April 4, 2014 (incorporated by reference from Exhibit 10.10 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.62

Debt Settlement Agreement with Trend Time Development dated April 3, 2014 (incorporated by reference from Exhibit 10.11 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.63	Warrant Agreement with Kalamalka Partners Ltd. (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

(16)	Letter re Change in Certifying Accountant

16.1	Letter from Madsen & Associates, CPA’s Inc. dated July 30, 2012 (incorporated by reference from Exhibit 16.1 to our current report on Form 8-K, as filed with the Commission on July 31, 2012)

16.2	Letter from BDO USA LLP dated April 8, 2013 (incorporated by reference from Exhibit 16.2 to our current report on Form 8-K, as filed with the Commission on April 8, 2013)

(21)	Subsidiaries

21.1	Subsidiaries of Naked Brand Group Inc.

Naked Inc. (incorporated under the federal laws of Canada)

(31 and 32)	Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:

/s/Joel Primus
Joel Primus, President, Chief Executive Officer and Director and Interim Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: May 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Joel Primus
Joel Primus, President, Chief Executive Officer and Director and Interim Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: May 15, 2014

/s/ Alexander McAulay
Alexander McAulay
Director
Dated: May 15, 2014

/s/ Andrew Kaplan
Andrew Kaplan
Director
Dated: May 15, 2014

/s/ Christopher Heyn
Christopher Heyn
Director
Dated: May 15, 2014