Form 10-Q
period 2014-04-30
NAKED BRAND GROUP INC.
filed 2014-06-23
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2014

or

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,373,884 common shares issued and outstanding as of June 23, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim condensed consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

These condensed consolidated interim financial statements have been prepared by our management and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of the interim periods presented. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with our annual audited consolidated financial statements for the year ended January 31, 2014.

Naked Brand Group Inc.
Interim Condensed Consolidated Financial
Statements
For the Quarterly Period Ended April 30, 2014 and
2013
(Unaudited)

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	April 30	January 31,
	2014	2014

ASSETS
Current assets
Cash	$369,061	$67,478
Accounts receivable, net of allowance	107,413	68,859
Advances receivable (Note 6)	50,000	50,000
Inventory (Note 3)	623,457	604,046
Prepaid expenses and deposits	47,471	70,666

Total current assets	1,197,402	861,049

Equipment, net (Note 4)	10,567	6,300
Intangible assets, net (Note 5)	34,313	39,877
Deferred financing fees (Notes 7 and 8)	157,729	65,539

TOTAL ASSETS	$1,400,011	$972,765

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 6)	$702,310	$639,099
Promissory notes payable (Note 7)	1,356,285	397,422
Current portion of convertible promissory notes (Note 8)	250,000	1,022,294
Derivative financial instruments (Note 9)	268,600	241,618
Total current liabilities	2,577,195	2,300,433
Convertible promissory notes (Note 8)	603,041	1,670

TOTAL LIABILITIES	3,180,236	2,302,103

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock (Note 11) Authorized 100,000,000 common shares, par value $0.001 per share Issued and outstanding 34,168,139 common shares (January 31, 2014: 34,728,139)	34,168	34,728
Common stock to be issued (Note 13)	22,500	7,500
Accumulated paid-in capital	5,642,628	4,874,095
Accumulated deficit	(7,473,276)	(6,239,416)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (capital deficit)	(1,780,225)	(1,329,338)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,400,011	$972,765

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

for the three months ended April 30,	2014	2013
Net sales (Note 12)	$119,814	$93,566
Cost of sales	74,105	61,900
Gross profit	45,709	31,666
Operating Expenses
General and administrative expenses	425,645	623,589
Foreign exchange	4,022	9,419
Total operating expenses	429,667	633,008
Operating loss	(383,958)	(601,342)
Other income (expense)
Interest	(24,429)	(17,243)
Accretion of debt discounts and finance charges (Notes 7 and 8)	(101,091)	(24,849)
Loss on extinguishment of debt (Note 8 (i))	(697,400)	-
Change in fair value of derivative financial instruments (Note 9)	(26,982)	-
Total other income (expense)	(849,902)	(42,092)
Net loss and comprehensive loss for the period	$(1,233,860)	$(643,434)
Basic and diluted net loss per share (Note 2)	$(0.04)	$(0.03)
Weighted average shares used in computing basic and diluted net loss per share	34,151,397	28,944,191

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
(Unaudited)

						Accumulated		Total
			Accumulated			Other		Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive		Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)		(Deficiency)
Balance - January 31, 2013	28,522,000	$28,522	$2,158,151	$3,750	$(2,000,926)	$(6,245	) $	183,252
Shares issued pursuant to private placement repricing	214,000	214	239,466	-	-	-		239,680
Shareholder dividend	-	-	(239,680)	-	-	-		(239,680)
Private placements	3,333,000	3,333	679,917	-	-	-		683,250
Offering costs	-	-	(26,610)	-	-	-		(26,610)
Shares issued/to be issued in exchange for services rendered	644,843	645	143,644	3,750	-	-		148,039
Modification of convertible debt terms and warrants	-	-	485,704	-	-	-		485,704
Shares issued/to be issued in connection with promissory notes	402,000	402	132,118	-	-	-		132,520
Warrants issued in connection with promissory notes			18,400					18,400
Shares issued under equity line with Lincoln Park	1,519,500	1,520	298,480	-	-	-		300,000
Less: issuance costs	-	-	(58,656)	-	-	-		(58,656)
Shares issued in settlement of debt	92,796	92	7,221					7,313
Issuance of detachable warrants	-	-	41,225	-	-	-		41,225
Beneficial conversion feature	-	-	17,600	-	-	-		17,600
Agent's warrants - convertible promissory notes	-	-	67,600	-	-	-		67,600
Derivative financial instrument relcassification	-	-	177,900	-	-	-		177,900
Stock based compensation	-	-	731,615	-	-	-		731,615
Net loss for the period	-	-	-	-	(4,238,490)	-		(4,238,490)
Balance, January 31, 2014	34,728,139	$34,728	$4,874,095	$7,500	$(6,239,416)	$(6,245	) $	(1,329,338)
Shares issued in connection with promissory notes (Note 7(vi) and 8(ii))	40,000	40	2,710	-	-	-		2,750
Modification of convertible debt terms and warrants (Note 8 (i))	-	-	697,400	-	-	-		697,400
Return to treasury pursuant to private placement escrow agreement (Note 11 (iii))	(600,000)	(600)	600	-	-	-		-
Shares to be issued in exchange for services rendered (Note 13)	-	-	-	15,000	-	-		15,000
Stock based compensation (Note 11)	-	-	67,823	-	-	-		67,823
Net loss for the period	-	-	-	-	(1,233,860)	-		(1,233,860)
Balance, April 30, 2014	34,168,139	$34,168	$5,642,628	$22,500	$(7,473,276)	$(6,245	) $	(1,780,225)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the three months ended April 30,	2014	2013

Cash flows from operating activities
Net loss	$(1,233,860)	$(643,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(722)	760
Depreciation and amortization	6,297	5,241
Other items not involving cash (Schedule 1)	903,395	199,673
Unrealized foreign exchange	1,592	5,896
Increase (decrease) in cash resulting from change in:
Accounts receivable	(37,832)	288,653
Prepaid expenses and deposits	23,195	(79,212)
Inventory	(19,411)	(243,976)
Accounts payable	63,211	(3,258)
Finance fees paid in connection with debt extinguishment	(35,040)	-
Net cash used in operating activities	(329,175)	(469,657)

Cash flows from investing activities
Purchase of equipment	(5,000)	(505)
Net cash provided by (used in) investing activities	(5,000)	(505)

Cash flows from financing activities
Proceeds from share issuances	-	523,250
Less: Offering costs	-	(26,610)
Proceeds from share subscriptions received	-	50,000
Proceeds from the issuance of promissory notes	877,167	-
Repayments of promissory notes	(151,559)	-
Less: Debt offering costs	(89,850)	-
Repayments of related party payables	-	(13,710)
Net cash provided by financing activities	635,758	532,930

Net increase (decrease) in cash	301,583	62,768
Cash at beginning of the period	67,478	43,780
Cash at end of the period	$369,061	$106,548

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the three months ended April 30,	2014	2013

Cash paid during the period for:
Interest	$-	$14,247
Taxes	-	-
Non-cash financing activities:
Discount on debt financing	$8,770	$-
Repayment of promissory note through issuance of new promissory note	205,083	-

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares to be issued in exchange for services	$15,000	$100,412
Loss on extinguishment of debt	697,400	-
Stock based compensation	67,823	73,351
Change in fair value of derivative	26,982	-
Amortization of deferred financing fees	32,702	23,385
Interest capitalized to convertible debt	3,579	-
Shares issued as penalty under debt agreements	1,250	-
Accretion of debt discount	58,659	2,525

	$903,395	$199,673

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
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

Going Concern

These unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these condensed consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As at April 30, 2014, the Company had not yet achieved profitable operations, had a working capital deficiency, and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequent to April 30, 2014, the Company secured financing which resulted in gross cash proceeds to the Company of $4,943,750, before deducting agent fees and other transaction-related expenses (Note 14) and negotiated settlements and concessions with certain creditors (Notes 7(ii), 8(i) and 8(iii)) to provide for working capital and to provide for ongoing development of the Company’s business.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ended January 31, 2015.

The consolidated balance sheet at January 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its annual report on Form 10-K for the year ended January 31, 2014.

Loss per share

Net loss per share was determined as follows:

Three months ended April 30,	2014	2013
Numerator
Net loss	$(1,233,860)	$(643,434)
Less: shareholder dividend	-	(239,680)
	(1,233,860)	$(883,114)
Denominator
Weighted average common shares outstanding	34,151,397	28,944,191
Basic and diluted net loss per share	$(0.04)	$(0.03)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	8,656,446	4,661,946
Convertible debt	6,899,431	666,667
	15,555,877	5,328,613

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of April 30, 2014 and 2013, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2014	2013
United States	$85,300	$51,221
Canada	34,514	42,345
	$119,814	$93,566

At April 30, 2014 and January 31, 2014 substantially all of the Company’s long-lived assets were located in Canada.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

3.	Inventory

Inventory of the Company consisted of the following:

	April 30,	January 31,
	2014	2014

Finished goods - Underwear	$536,529	$528,461
Raw materials	86,928	75,585

Total inventory	$623,457	$604,046

Balances at April 30, 2014 and January 31, 2014 are recorded at historical cost, less amounts for potential declines in value. At April 30, 2014, management has recorded reserves of $18,322 (2014: $18,322) to reduce inventory to its net realizable value.

4.	Equipment

Property and equipment of the Company consisted of the following at April 30, 2014 and January 31, 2014:

	April 30,	January 31,
January 31,	2014	2014

Furniture & equipment	$11,630	$6,630
Computer equipment	4,534	4,534

	16,164	11,164
Less: Accumulated depreciation	(5,597)	(4,864

	$10,567	$6,300

Depreciation expense for the three months ended April 30, 2014 and 2013 was $733 and $147, respectively.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

5.	Intangible Assets

Intangible assets of the Company consisted of the following at April 30, 2014 and January 31, 2014:

	April 30,	January 31,	Useful life
	2014	2013	(Years)

Trade Names/Trademarks	$24,874	$24,874	Indefinite
Website	44,512	44,512	2

	69,386	69,386
Less: accumulated amortization	(35,073)	(29,509)

	$34,313	$39,877

Amortization expense for each of the three months ended April 30, 2014 and 2013 was $5,564 and $5,094, respectively.

6.	Related Party Balances

At April 30, 2014, included in advances receivable is an amount of $50,000 (January 31, 2014: $50,000) paid to a director of the Company as an advance for expenses to be incurred on behalf of the Company in the January, 2015 fiscal year.

At April 30, 2014, included in accounts payable and accrued liabilities is $30,334 (January 31, 2014: $24,682) owing to directors and officers of the Company for reimbursable expenses and for unpaid directors fees. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At April 30, 2014, included in promissory notes payable is a $100,000 (January 31, 2014: $Nil) note payable to a director of the Company (Note 7(i)).

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

7.	Promissory Notes Payable

	April 30, 2014	January 31, 2014

Promissory notes, accruing interest at 6% per annum payable at maturity, maturing one year from the date of issuance. The notes are collateralized by a priority general security agreement ranked pari passu to Kalamalka security agreement (Note 8(i)) over all of the present and future assets of the company (i)	$1,033,787	$-

Promissory note bearing interest at 10% per annum payable at maturity, unsecured, matured on February 1, 2014(ii)	75,000	75,000

Promissory note in the principal amount of $309,062, non-interest bearing, unsecured, repayable in five equal semi-monthly instalments of $41,667 plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The one-time interest charge of 15%, or $37,500 is convertible at maturity, at the option of the holder, into shares of common stock of the Company at a price of $0.10 per share (iii)	184,062	309,062

Promissory note in the principal amount of CDN$6,875, non-interest bearing, repayable in equal instalments of CDN$3,125 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty. The final CDN$3,750, representing a 15% original issue discount (“OID”) is repayable upon the company reporting net income from operations in a single month (iv)	6,274	14,668

Promissory note in the principal amount of CDN$38,334, non-interest bearing, repayable in equal instalments of CDN$9,583 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty (v)	34,985	43,250

Promissory note in the principal amount of CDN$51,078, non-interest bearing, repayable in equal instalments of CDN$9,583 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty (vi)	46,615	-
Less: debt discounts	(24,438)	(44,558)
	1,356,285	397,422
Less: current portion	(1,356,285)	(397,422)
	$-	$-

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(i)

On April 7, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company agreed to issue 6% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate principal amount of $1,083,797. As consideration, the Company (i) received cash proceeds equal to $878,704 (the “Cash Proceeds”), of which $50,000 was received subsequent to April 30, 2014; (ii) exchanged a promissory note with an outstanding amount of $76,388 (Note 8(i)), being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,705 (Note 8(ii)), being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

The principal amount of $1,033,797 matures on April 7, 2015 (the “Maturity Date”) and bears interest at the rate of 6% per annum, payable on the Maturity Date. In addition, the principal amount of the SPA Notes and all accrued and unpaid interest thereon will be exchanged for any other securities issued by the Company in connection with any subsequent financing approved by the majority of the purchasers which results in gross proceeds to the company of at least $3,000,000 (the “Subsequent Financing”), at an exchange rate equal to ninety percent (90%) of the aggregate purchase price paid in the Subsequent Financing.

Repayment of the SPA Notes is collateralized against all the tangible and intangible assets of the Company.

During the three months ended April 30, 2014, the Company recorded $5,428 (2013: $Nil) in respect of interest on this note.

In connection with the issuance of the SPA Notes, the Company has agreed to pay a cash commission of eight percent (8%) of the gross proceeds raised from certain of the Purchasers. During the three months ended April 30, 2014, the Company recorded $56,600 in deferred financing fees in respect of this commission. Further, in the event the SPA Notes are exchanged for any other securities issued by the Company in connection with the Subsequent Financing, the Company has agreed to issue warrants to acquire common shares equal to eight percent (8%) of the aggregate number of shares of the Company issued or issuable upon conversion or exercise of such securities.

(ii)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matured on February 1, 2014 and was bearing interest at a rate of 10% per annum payable at maturity.

Subsequent to April 30, 2014, the Company issued 796,850 common shares of the Company in full and final settlement of this note, along with accrued interest of $4,850.

During the three months ended April 30, 2014, the Company recorded $935 (2013: $Nil) in respect of interest on this note, up to the date of settlement of this note.

(iii)

On January 13, 2014, the Company issued a promissory note in the principal amount of $309,062, which was comprised of: (i) $250,000 consideration received; (ii) a one-time interest charge of $37,500, being 15% of the proceeds received (the “OID”); and (iii) an amount of $21,562, being the remaining principal balance due under a separate note agreement with the same lender.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

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

During the three months ended April 30, 2014, the Company recorded accretion expense of $18,051 (2013: $Nil) in respect of the accretion of the discount on this note.

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

During the three months ended April 30, 2014, the Company recorded accretion expense of $3,280 (2013: $Nil) in respect of the accretion of the discount on this note.

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

During the three months ended April 30, 2014, the Company recorded accretion expense of $4,927 (2013: $Nil) in respect of the accretion of the discount on this note.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(vi)

On February 12, 2014, the Company issued a promissory note in the principal amount of CDN$61,295. The Company received $48,463 (CDN$53,300) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,269 (CDN$7,995). The note matures six months from the date of issuance and is repayable in six equal monthly instalments over the term of the note.

As additional consideration for entering into the loan, the Company issued 25,000 common shares of the Company to the lender. The fair value at issuance of these shares of $1,500, determined with reference to the quoted market price of these shares at the date of issuance, together with the OID of $7,269 resulted in a debt discount at issuance of $8,769, which is being amortized using the effective interest method over the term of the note.

During the three months ended April 30, 2014, the Company recorded accretion expense of $3,203 (2013: $Nil) in respect of the accretion of the discount on this note.

8.	Convertible Promissory Notes Payable

	April 30, 2014	January 31, 2014

Revolving Credit Facility, bearing interest at 12% per annum, due August 16, 2014(i)	$100,000	$500,000

Revolving Credit Facility, bearing interest at 12% per annum, due January 31, 2014 (i)	-	275,000

First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to promissory notes (Note 7(i)), due October 1, 2016 (i)	600,000	-

Convertible promissory note payable, non-interest bearing due, February 9, 2014 (ii)	-	128,704

Convertible promissory note payable, non-interest bearing, due November 13, 2014 (iii)	124,444	124,444

Convertible promissory notes, bearing interest at 8% per annum, due September 23, 2014 (iv)	93,622	91,688

Convertible promissory notes, bearing interest at 8% per annum, due September 17, 2014 (v)	85,733	84,085
Less: debt discounts	(150,758)	(179,957)
	853,041	1,023,964
Less: current portion	(250,000)	(1,022,294)
	$603,041	$1,670

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

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

During the year ended January 31, 2013, the Company issued convertible promissory notes in the aggregate principal amount of $500,000 and an aggregate of 100,000 share purchase warrants to the Lenders (the “Lender Warrants”) exercisable into one common share of the Company as follows: 25,000 Lender Warrants exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants exercisable at $0.25 until August 10, 2014.

The Notes were initially bearing interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, were initially convertible into common shares of the Company at $0.75 per share at any time at the option of the Lender. These terms were later amended, as set forth below.

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

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which is being amortized using the effective interest method over the term of the Notes. During the three months ended April 30, 2014, the Company recorded accretion expense of $5,587 (2013: $2,525) in respect of the accretion of this discount and $10,356 (2013: $14,247), in interest in respect of these Notes.

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-lenders as follows: (i) 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”), of which 448,000 were exercisable into common shares of the Company at $0.25 per share for a period of two years and 500,000 were exercisable into common shares of the Company at $0.50 per share for a period of two years; and (ii) 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”), of which 125,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.25 per share for a period of three years and 75,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.50 per share for a period of three years. The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and is being amortized to income over the term of the Notes using the effective interest method. During the three months ended April 30, 2014, the Company had recorded financing expense of $15,332 (2013: $23,385) in respect of the amortization of these charges. Accumulated amortization as at January 31, 2014 was $153,988 (January 31, 2014: $138,656).

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
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

First Amendments

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

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

The loss was recorded on the consolidated statement of operations during the year ended January 31, 2014, with a corresponding credit to additional paid in capital. In connection with the reduction in borrowing capacity, the Company wrote off $56,555 of unamortized deferred finance charges in proportion to the decrease in the borrowing capacity, and incurred $2,520 in deferred financing fees in connection with the amendments. This cost was recognized as finance charges on the consolidated statement of operations during the year ended January 31, 2014. On April 4, 2014, $400,000 of the $500,000 principle balance was further amended and included in the First Kalamalka Amended Agreement below.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Second Amendments

On April 4, 2014, the Company entered into another Amendment Agreement (the “First Kalamalka Amendment Agreement”) with Kalamalka and certain of the Lenders as set out in the Amendment Agreement (collectively, the “First Tranche Lenders”) amending the Agency and Interlender Agreement dated August 10, 2012 (the “First Agency Agreement”). In connection with the First Agency Agreement, the Company amended several of the Notes in the aggregate principal amount of $400,000 (the “First Tranche Kalamalka Notes”) as follows; (i) the Company extended the due date of the First Tranche Kalamalka Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the First Tranche Kalamalka Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; (iv) the Company removed the Borrowing Margin Requirements; (iii) the Company amended the First Tranche Kalamalka Notes to reduce the conversion price from $0.50 per share to $0.25 per share; and (v) 500,000 share purchase warrants exercisable at a strike price of $0.50 until August 10, 2017 held by Kalamalka and 100,000 share purchase warrants at a strike price of $0.50 until August 10, 2018 (the “Existing Warrants”) were exchanged for 600,000 New Warrants, as defined and described below (the “Exchanged Warrants”).

As consideration for facilitating such amendments, the Company granted 1,200,000 share purchase warrants to the First Tranche Lenders and Kalamalka (the “New Warrants”).

Each New Warrant is exercisable into one common share at a price of $0.15 per share for a period of five years from the closing date of the Subsequent Financing (Note 14). The Company has the right to call the New Warrants if the volume weighted average closing price of the Company’s shares exceeds $0.40 per share for more than 20 consecutive trading days at any time after twenty four months following the closing date. In that event, the New Warrants will expire 30 days following the date the Company delivers notice in writing to the warrant holders announcing the call of the New Warrants. In addition, the New Warrants contain piggyback registration rights on any subsequent registration statement filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, any registration statement that may be required to be filed with the SEC in connection with the Subsequent Financing (Note 14).

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the amendments. The amendments were considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting and calculated a loss on extinguishment of debt of $480,900 as the premium of the aggregate fair value of the amended notes and New Warrants and Exchanged Warrants of $857,300 over their carrying values of $376,400 immediately prior to the amendments. The Company calculated the fair value of the amended Notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features, using the following assumptions:

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Risk-free interest rate	0.66%
Expected life (years)	2.50
Expected volatility(1)	141.72%
Stock price	$0.23
Dividend yields	0.00%

The fair value of the New Warrants of $256,400 was determined using the Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.71%
Expected life (years)	5.00
Expected volatility(1)	149.76%
Stock price at date of issuance	$0.23
Dividend yields	0.00%

The fair value of the Exchanged Warrants of $23,300 was determined as the difference between the fair value of these warrants exchanged and the fair value of the New Warrants received. The fair values were determined using the Black Scholes option pricing model with the following weighted average assumptions:

	Existing	Exchanged
	Warrants	Warrants
Risk-free interest rate	0.96%	1.71%
Expected life (years)	3.52	5.00
Expected volatility(1)	146.70%	149.76%
Stock price at date of issuance	$0.23	$0.23
Dividend yields	0.00%	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The loss was recorded on the condensed consolidated interim statement of operations during the three months ended April 30, 2014, with a corresponding credit to additional paid in capital. In connection with the First Kalamalka Amendment Agreement and the Second Kalamalka Amendment Agreement (as defined and described below), the Company incurred $35,040 in deferred financing fees in connection with the amendments. These cost have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the Notes. During the three months ended April 30, 2014, the Company recorded financing expense of $2,027 (2013: $Nil) in respect of the amortization of these charges.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Subsequent to April 30, 2014, the remaining Note in the aggregate principal amount of $100,000 plus $1,868 in accrued interest therein was settled by the issuance of 1,018,685 common shares of the Company at a conversion price of $0.10 per share.

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

Each Note was due on January 31, 2014 (the “Due Date”) and was bearing interest at the rate of 12% per annum, calculated daily and payable on the Due Date. The principal amount outstanding under any Note, and all accrued but unpaid interest thereon, may be converted into shares of common stock of the Company at a price of $0.25 per share at any time at the option of the respective Lender. Repayment of the Notes is secured by general security agreements dated November 14, 2013, as amended and restated, made by each of the Company and its wholly owned subsidiary in favor of Kalamalka, as agent for the Lenders.

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

The fair value of the Lender Warrants of $58,600 at issuance resulted in a debt discount of $41,225, and along with a beneficial conversion feature of $17,600, resulted in a total debt discount at issuance of $58,825, which was amortized using the effective interest method over the term of the Notes to January 31, 2014. During the three months ended April 30, 2014, the Company recorded accretion expense of $Nil (2013: $Nil) in respect of the accretion of this discount and $5,696 (2013: $Nil), in interest in respect of these Notes.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

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

On January 31, 2014, the Company did not repay the Notes at maturity. On April 4, 2014; the Company entered into an Amendment Agreement (the “Second Kalamalka Amendment Agreement”) with Kalamalka and certain lenders as set out in the Agreement (collectively, the “Second Tranche Lenders”) amending the Agency and Interlender Agreement dated November 14, 2013 (the “Second Agency Agreement”). In connection with the Second Agency Agreement, the Company amended certain convertible term promissory notes in the aggregate principal amount of $200,000 (the “Second Tranche Notes”) as follows; (i) the Company extended the due date of the Second Tranche Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the Second Tranche Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; and (iii) the Company removed the Borrowing Margin Requirements.

As consideration for facilitating such amendments, the Company granted 600,000 New Warrants to the Second Tranche Lenders and to Kalamalka.

Repayment of the First Tranche Notes and the Second Tranche Notes is collateralized by a general security agreement dated November 14, 2013, as amended on April 4, 2014 (the “Kalamalka Security Agreement”), made by the Company in favour of Kalamalka, as agent for the First Tranche Lenders and Second Tranche Lenders, which Kalamalka Security Agreement ranks pari passu with a Security Agreement April 4, 2014 between CSD Holdings LLC, as agent for the certain lenders, Kalamalka, First Tranche Lenders, Second Tranche Lenders, and the Company.

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the amendments. The amendments were considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting and calculated a loss on extinguishment of debt of $216,500 as the premium of the aggregate fair value of the amended notes and New Warrants of $416,500 over their carrying values of $200,000 immediately prior to the amendments. The Company calculated the fair value of the amended Notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features, using the following assumptions:

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Risk-free interest rate	0.66%
Expected life (years)	2.50
Expected volatility(1)	141.72%
Stock price	$0.23
Dividend yields	0.00%

The fair value of the New Warrants of $127,700 was determined using the Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.71%
Expected life (years)	5.00
Expected volatility(1)	149.76%
Stock price at date of issuance	$0.23
Dividend yields	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The loss was recorded on the condensed consolidated interim statement of operations during the three months ended April 30, 2014, with a corresponding credit to additional paid in capital.

In addition, during the three months ended April 30, 2014, the Company exchanged a Note with an outstanding amount of $76,388, including accrued interest of $1,388, for the issuance of a SPA Note in the same amount (Note 7(i)). The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the exchange of debt instruments. Under the guidance of ASC 470-50, the exchange was considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting. The Company calculated the fair value of the amended Note by discounting future cash flows using a discount rate representative of current borrowing rates for debt instruments and valuing the discount included in the amended Note with respect to its conversion into a Subsequent Financing (Note 7(i)). There was a trivial gain on settlement which was not recorded in these condensed consolidated interim financial statements.

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

The amounts due under the note were collateralized by a personal guarantee of a director and officer of the Company, who also pledged 4,859,613 shares of his common stock to the lender as collateral.

As additional consideration for entering into the note, the Company issued 200,000 common shares to the lender (the “Fee Shares”). The fair value at issuance of the Fee Shares of $48,000, determined with reference to the quoted market price of these shares at the date of issuance, was recorded as a debt discount at issuance, which was being amortized using the effective interest method over the term of the note.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

In addition, the lender was entitled to 5,000 common shares in the event the Company did not make a Regular Repayment when due and payable under the terms of the note. During the three months ended April 30, 2014, the Company requested an extension on the sixth, seventh and eighth Regular Repayments and, consequently Company issued 15,000 common shares to the lender. The fair value of these shares of $1,250, which was determined with reference to the quoted market price of the Company’s stock on the commitment date, was recorded as a charge to general and administrative expense in the consolidated statement of operations for the three months ended April 30, 2014.

During the three months ended April 30, 2014, the Company recorded accretion expense of $7,754 (2013: $Nil) in respect of the accretion of this discount on this note.

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

The deferred finance fees were recorded as a deferred finance charge and were being amortized to income over the term of the note using the effective interest method. During the three months ended April 30, 2014, the Company recorded financing expense of $3,607 (2013: $Nil) in respect of the amortization of these charges.

On April 7, 2014, the Company entered into a debt settlement agreement with this lender pursuant to which the Company agreed to exchange the remaining outstanding amount of $128,705 for the issuance of a new SPA note (Note 7(i)). The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the exchange of debt instruments. Under the guidance of ASC 470-50, the exchange was considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting. The Company calculated the fair value of the amended Note by discounting future cash flows using a discount rate representative of current borrowing rates for debt instruments and valuing the discount included in the amended Note with respect to its conversion into a Subsequent Financing (Note 7(i)). There was a trivial gain on settlement which was not recorded in these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(iii)

On November 13, 2013, the Company issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees. On November 13, 2013, the Company received $100,000, after an OID of 10%, with the remaining balance of the note payable by the lender in such amounts and at such dates as the lender may choose in its sole discretion

The maturity date for the note was November 13, 2015. The principal sum, plus any accrued but unpaid interest thereon, of the note may be converted, at any time by lender, into shares of common stock of the Company at a price which is the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion (the “Conversion Price”).

The Company was permitted to repay the promissory note at any time on or before 90 days from November 13, 2013 with 0% interest. If the Company did not repay the promissory note within the 90 days then a one-time interest charge of 12% will be applied to the principal sum. The Company did not repay the note on or before 90 days from November 13, 2013 and consequently, a one-time interest charge of 12%, of $13,333, was applied to the principal balance outstanding. This one-time interest charge of $13,333 was accrued in the financial statements for the year ended January 31, 2014.

The Company granted piggyback registration rights to the lender in connection with the next registration statement to be filed with the Securities and Exchange Commission. The Company also agreed that the terms of the note will be amended if the Company issues any securities with terms more favorable than the terms contained in the note.

In connection with the issuance of this promissory note, the Company had agreed that the terms of the promissory note will be amended if any securities are issued, while the promissory note is outstanding, at terms more favorable to the terms contained in the promissory note, such that the more favorable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 9).

The Company allocated the proceeds from the issuance of the promissory note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the promissory note. The fair value of the derivative financial instrument of $155,500 at issuance resulted in a debt discount at issuance of $111,111, the entire principal balance of the promissory note. The remaining derivative financial instrument value over the proceeds of the debt at issuance of $55,500 was immediately expensed on the consolidated statement of comprehensive loss as derivative expense, during the year ended January 31, 2014. This discount was being amortized using the effective interest method over the term of the promissory note.

During the three months ended April 30, 2014, the Company recorded accretion expense of $1,375 (2013: $Nil) in accretion of this discount.

Subsequent to April 30, 2014, the Company entered into a Note Termination Agreement pursuant to which the Company agreed to settle the full amount outstanding under the Note in exchange for (i) a one-time cash payment of $175,000 and (ii) 330,000 common shares of the Company.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(iv)

On December 23, 2013, the Company entered into two securities purchase agreements (the “Securities Purchase Agreements”) dated December 23, 2013 with two lenders, whereby the Company could issue six convertible notes, each in the aggregate principal amount of $25,000 (each, a “Note”). The first two of the Notes were paid for by the lenders in cash (the “Cash Notes”) and the third, fourth, fifth and sixth of the Notes (the “Back End Notes”) were initially be paid for by the issuance of four offsetting $25,000 secured notes receivable issued to the Company by the lenders (each, a “Offsetting Note”), provided that prior to conversion of the four Back End Notes as described below, the lenders must have paid off the applicable Offsetting Note in cash.

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

During the three months ended April 30, 2014, the Company recorded accretion expense of $11,662 (2013: $Nil) in accretion of these discounts.

In connection with the issuance of the Cash Notes, the Company incurred deferred finance fees of $8,000. The deferred finance fees were recorded as a deferred finance charge and are being amortized to income over the term of the Cash Notes using the effective interest method. During the three months ended April 30, 2014, the Company recorded financing expense of $2,508 (2013: $Nil) in respect of the amortization of these charges. Accumulated amortization as at April 30, 2014 was $3,564 (January 31, 2014: $1,056).

(v)

The Company entered into a securities purchase agreement dated December 30, 2013 (the “SPA”) with a lender, whereby the Company issued a convertible note in the aggregate principal amount of $83,500 (the “Note”).

The Note matures on September 17, 2014 and is accruing interest at a rate of 8% per annum. Any amount of principal or interest on the Note which is not paid when due will bear interest at the rate of 22% per annum from the due date until the same is paid.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

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

In connection with the issuance of this Note, the Company had agreed that the terms of the Note will be amended if any securities are issued, while the Note is outstanding, at terms more favorable to the terms contained in the Note, such that the more favorable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 9).

The Company allocated the proceeds from the issuance of the Note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the Note. The fair value of the derivative financial instrument of $8,376 at issuance resulted in a debt discount, which is being amortized using the effective interest method over the term of the Note.

During the three months ended April 30, 2014, the Company recorded accretion expense of $2,820 (2013: $Nil) in accretion of this discount.

In connection with the issuance of the Note, the Company incurred deferred finance fees of $11,500. The deferred finance fees were recorded as a deferred finance charge and are being amortized to income over the term of the Note using the effective interest method. During the three months ended April 30, 2014, the Company recorded financing expense of $3,800 (2013: $Nil) in respect of the amortization of these charges. Accumulated amortization as at April 30, 2014 was $5,120 (January 31, 2014: $1,320).

9.	Derivative financial instruments

At April 30, 2014 and January 31, 2014, the Company had derivative financial instruments associated with convertible promissory notes (Notes 11 (iii) and (v)).

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the three months ended April 30, 2014 and for the year ended January 31, 2014 at their fair value as follows:

	April 30,	January 31,
	2014	2014
Derivative financial instruments, beginning of the period	$241,618	$-
Fair values at commitment dates	-	428,876
Fair value mark to market adjustments	26,982	(9,358)
Reclassification of fair value to additional paid-in capital upon extinguishment of host contract	-	(177,900)

Derivative financial instruments, end of the period	$268,600	$241,618

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company determined fair value of the derivative financial instruments at April 30, 2014 and January 31, 2014 based on the following weighted average management assumptions:

	April 30,	January 31,
	2014	2014
Risk-free interest rate	0.19%	0.34%
Expected life (years)	1.15	1.78
Expected volatility(1)	165.49%	132.09%
Stock price	$0.14	$0.08
Dividend yields	0.00%	0.00%

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

10.	Securities Purchase Agreement

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

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

11.	Stockholders’ Equity

Other Equity Transactions

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company paid a finders’ fee of 20,000 warrants in connection with this private placement. These warrants are exercisable at $0.25 per share for a period of two years.

On April 7, 2014, the Company did not receive payment for the Second Tranche and the remaining 600,000 common shares held in escrow were returned to the Company’s treasury for cancellation.

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

i)

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

iii)

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

iv)

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

v)

On January 13, 2014, the Company issued 25,000 common shares as payment to a vendor of $15,000 owing for consulting fees rendered, pursuant to a debt settlement agreement dated July 18, 2013. This resulted in a gain on extinguishment of debt of $13,250. The fair value of $0.07 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

vi)

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

vii)

On January 13, 2014, the Company issued 75,000 common shares pursuant to a board agreement dated September 24, 2013, whereby the Company has agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the three months ended April 30, 2014, the Company recorded directors fees of $15,000 (2013: $Nil) in respect of the third 75,000 common shares that have been earned under this agreement. The fair value of $0.24 per share was determined with reference to the quoted market price of the shares on the date of issuance.

viii)

On January 31, 2014, the Company issued 450,000 common shares in exchange for the cancellation of an aggregate of 450,000 stock options pursuant to an Amendment Agreement dated January 6, 2014 with a director of the Company, whereby the Company agreed to amend the terms of the directors’ compensation in connection with a board agreement dated July 19, 2013.

Stock Option Plan

The Company has adopted the 2012 Stock Option Plan (the “Plan”), pursuant to which the Company may grant stock options to directors, officers, employees and consultants. The maximum number of shares reserved for issue under the plan is 5,400,000 shares.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended April 30, 2014 and January 31, 2014 is presented below:

			Weighted
		Weighted	Average Grant
	Number	Average	Date
	of Options	Exercise Price	Fair Value
Outstanding at January 31, 2013	1,885,000	$0.25
Granted	1,570,000	$0.50	$0.44
Cancelled	(450,000)	$0.50

Outstanding at January 31, 2014	3,005,000	$0.34
Granted	105,000	$0.25	$0.08

Outstanding at April 30, 2014	3,110,000	$0.34	$0.31

Exercisable at April 30, 2014	2,415,548	$0.36

Exercisable at January 31, 2014	2,246,184	$0.38

At April 30, 2014, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry
Number	Price	Date
285,000	$ 0.25	July 30, 2014
20,000	$ 0.25	February 1, 2015
90,000	$ 0.25	February 14, 2015
15,000	$ 0.25	July 25, 2015
250,000	$ 0.75	October 1, 2015
15,000	$ 0.25	December 19, 2015
150,000	$ 0.35	January 6, 2016
150,000	$ 0.55	January 6, 2016
200,000	$ 0.75	January 6, 2016
55,000	$ 0.25	April 1, 2016
600,000	$ 0.25	October 9, 2017
50,000	$ 0.25	February 1, 2018
150,000	$ 0.25	May 1, 2018
80,000	$ 0.25	April 1, 2019
1,000,000	$ 0.25	July 30, 2022

3,110,000

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At April 30, 2014, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2014: $Nil and $Nil, respectively).

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The following table summarizes information regarding non-vested stock options outstanding during the three months ended April 30, 2014 and for the year ended January 31, 2014

Number of
Options
Non-vested options at January 31, 2013	1,216,272
Granted	1,570,000
Vested	(1,802,456)
Cancelled	(225,000)

Non-vested options at January 31, 2014	758,816
Granted	105,000
Vested	(169,364)

Non-vested options at April 30, 2014	694,452

During the three months ended April 30, 2014, the Company recognized a total fair value of $67,823 (2013: $73,351) of stock based compensation expense relating to the issuance of stock options in exchange for services.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2014	2013
Expected term of stock option (years) (1)	2.14	1.79
Expected volatility (2)	142.13%	215.88%
Stock price at date of issuance	$0.14	$0.39
Risk-free interest rate	0.53%	0.24%
Dividend yields	0.00%	0.00%

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Share Purchase Warrants

At April 30, 2014, the Company had 5,546,446 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
214,506	$ 0.75	July 30, 2014
400,000	$ 0.75	September 24, 2014
400,000	$ 0.50	November 26, 2014
100,000	$ 0.50	December 10, 2014
72,000	$ 0.75	December 31, 2014
240,000	$ 0.25	April 7, 2015
120,000	$ 0.25	April 19, 2015
104,440	$ 0.75	April 19, 2015
120,000	$ 0.28	October 4, 2015
498,000	$ 0.25	August 10, 2017
250,000	$ 0.10	November 14, 2016
250,000	$ 0.10	November 26, 2016
227,500	$ 0.10	December 24, 2016
150,000	$ 0.25	August 10, 2018
2,400,000	$ 0.15	April 4, 2019

5,546,446

During the three months ended April 30, 2014, 24,000 share purchase warrants exercisable at $0.25 per share expired unexercised.

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 31, 2013	2,162,506	$0.47
Issued	1,609,940	$0.31
Outstanding at January 31, 2014	3,770,446	$0.40
Cancelled	(600,000)	$0.50
Issued	2,400,000	$0.15
Expired	(24,000)	$0.25

Outstanding at April 30, 2014	5,546,446	$0.28

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

12.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three months ended April 30, 2014, the Company had concentrations of sales with a customer equal to 38.4% (2013: 44.1%) of the Company’s net sales. As at April 30, 2014 the accounts receivable balance for this customer was $59,062 (January 31, 2014: $15,462).

For the three months ended April 30, 2014, the Company had concentrations of sales with another customer equal to 5.0% (2013: 26.7%) of the Company’s net sales. As at April 30, 2014 the accounts receivable balance from this customer was $2,113 (January 31, 2014: $3,821).

13.	Related Party Transactions

During the three months ended April 30, 2014, the Company recorded general and administrative expenses – wages and salaries of $30,441 (2013: $30,441) in stock option compensation expense related to the vesting of stock options issued the directors and officers of the Company. These amounts are included as a component of general and administrative expenses on the consolidated statement of comprehensive loss.

Pursuant to a board agreement dated September 24, 2013, the Company has agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the three months ended April 30, 2014, the Company recorded directors fees of $15,000 (2013: $Nil) in respect of the third tranche of 75,000 common shares that have been earned under this agreement. This amount is included in common stock to be issued at April 30, 2014. The fair value of $0.20 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

14.	Subsequent Events

Subsequent to April 30, 2014;

(i)

the Company completed a private placement offering (the “Offering”) whereby a total of $6,159,482 in gross proceeds were raised through the sale of 246 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (the “Convertible Debentures”) and (ii) a warrant to purchase 166,667 common shares of the Company at an exercise price of $0.15 per share, subject to adjustment (the “Warrants”).

As consideration, the Company (i) received gross cash proceeds equal to $4,943,750, before deducting agent fees and other transaction-related expenses; and (ii) exchanged the SPA Notes (Note 7(i)) in the aggregate amount of $1,094,159, being the principal and accrued interest due under such notes, for the issuance of Convertible Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to ninety percent (90%) of the purchase price paid in the Offering.

The Convertible Debentures are convertible into common stock at a conversion price of $0.075 per share, subject to adjustment, and have a term of three years from the date of issuance. Interest of 6% per annum is payable quarterly in cash or in kind at the option of the Company.

Each warrant will be exercisable to acquire one additional common share at $0.15 per share, subject to adjustment, for a period of five years from the date of issue. If, during any time after 24 months after the closing, the volume weighted average price for the Company's common shares is greater than $0.40 per share for a period of twenty (20) consecutive trading days, then the Company may deliver a notice (the "Notice") to the Warrant holder notifying such holder that the Warrants must be exercised within thirty (30) days from the date of delivery of such Notice, otherwise the Warrants will expire on the thirty-first (31st) day after the date of delivery of the Notice.

In connection with the Offering, the Company has agreed to pay a cash commission of eight percent (8%) of the gross proceeds raised from certain of the Purchasers, and warrants to acquire common shares equal to eight percent (8%) of the aggregate number of shares issuable upon conversion of the Convertible Debentures and exercise of the Warrants with respect to certain of the Purchasers (the “Agent Warrants”), on the same terms as the Warrants, except that the Agent Warrants will (i) be exercisable at 100% of the conversion or exercise price of the Debentures and Warrants issued to the Purchasers in the Offering and (ii) contain a cashless exercise provision.

(ii)

the Company entered into an employment agreement with a new Chief Executive Officer (the “CEO”) of the Company. The employment agreement is for a term of three years whereby the Company shall pay the CEO a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary; (b) the CEO shall receive a sign-on stock option grant to purchase 50,400,000 of the Company’s common shares, equal to 20% of the issued common shares on a fully-diluted basis following the final closing of the Offering, with each option exercisable at $0.128 per share and vesting in equal monthly instalments over a period of three years from the date of grant; (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors; (d) the CEO will be entitled to participate in the Company’s employee benefit plans; and (e) the CEO will be entitled to an annual expense allowance.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(iii)

the Company granted an aggregate of 10,820,000 stock options exercisable at $0.128 to directors of the Company and an aggregate of 1,000,000 stock options exercisable at $0.15 to consultants of the Company. These options are vesting over periods of one to three year from the date of grant.

(iv)	the Company issued 60,210 common shares as payment to a vendor of $5,000 owing for consulting fees rendered, pursuant to a debt settlement agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: (1) our product line; (2) our business plan, including our plan to launch a complimentary line of women's innerwear, lounge and sleepwear products within the next 12 months and in the future extend the Naked brand to active wear, swim as well as bed and bath products; (3) our expectation that by the end of fiscal 2015, all of our primary production will be made outside of Canada; (4) the enforceability of our intellectual property rights; (5) projections of market prices and costs; (6) supply and demand for our products; (7) future capital expenditures; and (8) our need for, and our ability to raise, capital. The material assumptions supporting these forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) the enforcement of our intellectual property rights; (4) our ability to launch new product lines; (5) retention of skilled personnel; (6) continuation of current tax and regulatory regimes; (7) current exchange rate and interest rates; and (8) general economic and financial market conditions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to the development or marketing of our apparel products; (3) any adverse occurrence with respect to any of our licensing agreements; (4) our ability to successfully bring apparel products to market; (5) product development or other initiatives by our competitors; (6) fluctuations in the availability and cost of materials required to produce our products; (7) any adverse occurrence with respect to distribution of our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; (9) our ability to enforce our intellectual property rights; (10) our ability to hire and retain senior management and key employees; (11) other factors beyond our control.

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

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the with reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

Our unaudited condensed consolidated interim financial statements are stated in United States dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

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

As a result of the Acquisition, Naked became a wholly-owned subsidiary of our company and our business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. We operate out of Abbotsford, British Columbia, Canada. Subsequent to April 30, 2014, the company opened a secondary office in New York.

Our mission is to build a global lifestyle brand business offering innovative apparel, home and personal products. We currently design, manufacture and sell men's innerwear and lounge apparel products under the "Naked" brand to consumers and retailers. We plan to launch a complimentary line of women's innerwear, lounge and sleepwear products, and in the future extend the Naked brand to active wear, swim as well as bed and bath products. Our core brand philosophy for Naked is to provide products that make people feel sexy and confident while being as comfortable as wearing nothing at all. Our goal is to create a new standard for how apparel products worn close to skin fit, feel and function. Our products are sold at a premium fashion stores in North America, primarily in Canada and on the West Coast of the United States including Holt & Renfrew, Hudson Bay Company and Nordstrom.

Recent Corporate Developments

Since the commencement of our first quarter ended April 30, 2014, we have experienced the following significant corporate developments:

1.

We closed an over $6 million private placement financing of convertible debentures and warrants (the “Offering”). The gross proceeds were raised through the sale of 246 units (the “Units”) at a price of $25,000 per Unit. Each Unit consists of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) a warrant to purchase 166,667 common shares of the Company at an exercise price of $0.15 per share, subject to adjustment.

The funds raised from the sale of the Units will be used for marketing and new product development and design, as well as general working capital requirements.

2.

On June 6, 2014 Ms. Carole Hochman accepted the appointment by the board of directors of the company to serve as the Company Chief Executive Officer and Chief Creative Officer, and to serve as a director of the Company, with each appointment effective June 10, 2014 upon the closing of the Offering, as described above. Carole Hochman is a renowned designer and sleepwear pioneer. She is considered one of the single most influential women in the intimate apparel and sleepwear business in the United States and has been creating intimate apparel for more than 30 years.

3.

On June 6, 2014 Mr. Michael Flanagan accepted the appointment by the board of directors of the company to serve as the Company Chief Financial Officer and Chief Operating Officer effective June 9, 2014. Mr. Flanagan brings more than 30 years of very successful apparel experience in both finance and operations.

4.

On June 6, 2014, we appointed Mr. Carlos Serra, age 45, as our company’s VP Sales and Merchandising, effective June 23, 2014. Mr. Serra is a senior sales, merchandising and marketing executive with over 18 years of experience in the intimate apparel industry.

5.

On June 9, 2014, our board of directors approved a 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees and consultants of our Company. The maximum number of shares of common stock reserved for issue under the plan is 110,000,000 shares. Stockholder approval will be necessary under the provisions of the Plan to ensure that awards qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

6.

We entered into a vendor agreement with Hudsons Bay Company and have supplied an initial order of units for their Vancouver, British Columbia store which were delivered on May 16, 2014. Our products are also now available on their online store.

Outlook

We will continue to operate in the men’s undergarment market and have no current plans to change significantly change operations. However, we do plan to launch a complimentary line of women’s innerwear, loungewear and sleepwear products and in the future extend the Naked brand to other products.

Subsequent to April 30, 2014, we were able to secure financing which will enable management to actively pursue planned business objectives and growth strategies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2014

Revenue

During the three months ended April 30, 2014, we generated net sales of $119,814 compared to $93,566 for the same period in 2013, an increase of $26,248, or 28.1% . Net sales increased as a result of increased seasonal and promotional sales to key wholesale customers, department stores and boutique customer accounts, and from lower than average sales in the comparable period as a result of low inventory levels. We expect our sales will increase in subsequent quarters as a result of financing securing subsequent to April 30, 2014 which will allow our company to implement its business strategies.

We had a 19.7% increase in cost of sales in the current quarter, year over year, due to the higher volume of sales. Our gross margin was 38% in the quarter ended April 30, 2014 compared to 34% in the quarter ended April 30, 2013. The increase in gross margin is partially the result of the recovery of inventory which had been previously written off during the year ended January 31, 2014.

Operating Expenses
	Three months ended April 30,			Change
General and administrative	2014	2013	$	%
Bad debts	$(722)	4,923		(5,645)	(114.7)
Bank charges and interest	1,494	1,403		91	6.5
Consulting	5,032	60,282		(55,250)	(91.7)
Depreciation	6,297	5,241		1,056	20.1
Directors fees	15,000	-		15,000	N/A
Insurance	10,506	14,079		(3,573)	(25.4)
Investor relations	16,205	133,862		(117,657)	(87.9)
Marketing	20,006	76,738		(56,732)	(73.9)
Occupancy and rent	9,213	7,810		1,403	18.0
Office and miscellaneous	16,584	28,786		(12,202)	(42.4)
Product development	5,708	29,603		(23,895)	(80.7)
Professional fees	95,586	79,295		16,291	20.5
Salaries and benefits	163,693	143,054		20,639	14.4
Transfer agent and filing fees	3,955	2,168		1,787	82.4
Travel	17,976	30,901		(12,925)	(41.8)
Warehouse management	39,112	5,444		33,668	618.4
Total	$425,645$	623,589		(197,944)	(31.7)

There was a decrease in general and administrative expenses to $425,645 for the three months ended April 30, 2014, from $623,589 for the three months ended April 30, 2013.

Our consulting fees decreased as a result of higher than normal consulting fees incurred in the comparative period due to contracts with a branding company, merchandising consulting, and other consultants engaged in special projects in that period.

Directors’ fees in the current period are related to the issuance of stock to a board member appointed in the third quarter of the prior fiscal year. In the comparative period, we did not have any independent board members.

Our investor relations expenses was significantly reduced this quarter as a result of the termination of contractual relationships with investor relations firms who had been assisting in capital raising efforts through introductions to the institutional and retail investment community. These capital raising efforts were continued internally within the company and, as described above, are reflected in the successful securing of a significant financing subsequent to April 30, 2014.

Our marketing expenses decreased in the current quarter as a result of the design and development of new product packaging, marketing materials and tradeshow displays in the comparative period. In the current period, marketing costs consisted primarily of merchandising consulting, online advertising and product sample giveaways.

Professional fees increased year over year, as a result of higher audit fees associated with new debt contracts.

Salaries and benefits increased due to increased staffing levels to support marketing, product sourcing, finance and operations.

We continue to incur significant costs for travel. The former CEO spent a significant amount of time travelling to meet with investment banks in conjunction with potential financings. Travel expenses also included former CEO and staff trips to the United States and Canada for tradeshows, customer relations trips and product knowledge sessions.

We incurred significant expenses for warehouse management this quarter because we have outsourced our shipping to US customers and warehouse storage to a third party logistics company. Warehouse management costs this quarter were higher than in prior quarters as a result of third party handling costs associated with a product box changeover.

Other income and expenses

We incurred interest expenses of $24,429 for the three months ended April 30, 2014 as compared to $17,243 for the same period in 2013, an increase of $7,186. This increase in interest is attributable to additional loans advanced under the revolving loan agreement with Kalamalka, as well as other short term interim financings entered into during subsequent to the comparative period, which were arranged to bridge operations until a more significant, long-term financing was arranged subsequent to April 30, 2014.

Financing and accretion charges increased to $101,091 for the three months ended April 30, 2014 from $24,849 for the three months ended April 30, 2013. This was mostly the result of the amortization of a significant debt discounts associated with short term unsecured promissory notes that were issued subsequent to the comparative period.

In addition, other income and expenses for the three months ended April 30, 2014 includes a $697,400 loss associated with amendments made to certain convertible notes. This loss is the result of providing reducing the conversion price of certain of the notes and issuing share purchase warrants to the lenders as consideration for the lenders agreeing to (i) extend the maturity dates of these notes; (ii) reduce the interest rate accruing under the terms of the notes from 12% to 6%; and (iii) remove borrowing margins and amend certain security provisions. This loss did not represent any cash outlay for our company and, as a result of the amendments we have greater borrowing flexibility.

We have a mark to market derivative expense of $26,982 during the current quarter which arose in connection with a derivative financial instrument that was being recognized in our financial statements because of a full ratchet provision included in a convertible promissory note. Accounting rules required this derivative financial instrument to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These are non-cash income and expense items of our company.

Net loss and comprehensive loss

Our net loss for the three months ended April 30, 2014 was $1,233,860, or $0.04 per share, as compared to a net loss of $643,434, or $0.02 per share, for the three months ended April 30, 2013. The most significant factor for the increase in net loss in the current period is the non-cash loss associated with the extinguishment of debt, as described above.

LIQUIDITY AND FINANCIAL CONDITION

Private Placement Offering

Subsequent to April 30, 2014, we entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a brokered private placement offering (the “Offering”) for aggregate gross proceeds of $6,159,482 through the sale of 246 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

In connection with the close of the Offering, we issued Debentures in the aggregate principal amount of $6,159,482. As consideration, we (i) received gross cash proceeds equal to $4,943,750, before deducting agent fees and other transaction-related expenses; and (ii) exchanged our 6% senior secured convertible notes in the aggregate amount of $1,094,159, being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to ninety percent (90%) of the purchase price paid in the Offering.

The Debentures are secured against all the tangible and intangible assets of the Company.

The funds raised from the sale of the Units will be used for marketing and new product development and design, as well as general working capital requirements.

Other Financing

On April 7, 2014, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we agreed to issue 6% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate principal amount of $1,083,797. As consideration, the Company (i) received cash proceeds equal to $878,704 (the “Cash Proceeds”), of which $50,000 was received subsequent to April 30, 2014; (ii) exchanged a promissory note with an outstanding amount of $76,388, being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,705, being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

The principal amount of $1,083,797 were to mature on April 7, 2015 (the “Maturity Date”) and bears interest at the rate of 6% per annum, payable on the Maturity Date. The principal amount of the SPA Notes and all acquired and unpaid interest thereon were contractually exchanged for securities issued by the Company in connection with the Offering, as defined and described above, at an exchange rate equal to ninety percent (90%) of the aggregate purchase price paid in the Offering.

Agency Agreement with Kalamalka Partners

On August 10, 2012, we entered into the Agency Agreement with Kalamalka Partners and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, were convertible into common shares at $0.75 per share at any time at the option of the Lender. These terms were later amended, as described below.

During the year ended January 31, 2013, we issued Notes in the aggregate principal amount of $500,000 and an aggregate of 100,000 share purchase warrants to the Lenders. Each of the Lender Warrants were exercisable into one common share as follows: 25,000 Lender Warrants are exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants are exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants are exercisable at $0.25 until August 10, 2014.

This financing allowed us to fund inventory levels beyond initial purchase orders so we could have sufficient inventory on hand. It also allowed us to finance accounts receivable in an efficient and economical way.

Funds advanced under the loan were initially restricted for inventory and accounts receivable whereby we could fund up to 90% of the Company’s accounts receivable and inventory (the “Borrowing Margin Requirements”). “Inventory” included raw materials in transit and in our possession, materials in the course of production, work in progress and unsold finished goods, all valued at cost. Receivables were marginable until 60 days from the invoice date, after which time such receivables had no value for margining purposes, except that up to $10,000 of receivables were marginable if such receivables were more than 60 days old but less than 90 days old.

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

During the year ended January 31, 2014, we entered into another Agency and Interlender Agreement with Kalamalka, and certain lenders whereby we agreed to borrow up to an additional $300,000. On November 14, 2013, we made an initial drawdown of $100,000 under the loan and, on November 26, 2013, we drew down a second tranche of $100,000. In connection with these drawdowns, we issued an aggregate of 250,000 share purchase warrants to the lenders and an aggregate of 250,000 share purchase warrants to Kalamalka as consideration for facilitating the loans. Each warrant is exercisable into one common share of our stock at a price of $0.10 per share for a period of three years.

These notes were initially bearing interest at a rate of 12% per annum, calculated and payable at maturity on January 31, 2014. The principal amount outstanding under these notes may be converted into shares of our common stock at a price of $0.25 per share at any time at the option of the lenders. Repayment of the notes is secured by general security agreements in favour of Kalamalka, as agent for the lenders.

During the three months ended April 30, 2014, we entered into Amendment Agreements with Kalamalka and the Lenders. In connection with the Amendment Agreements, we amended several convertible promissory notes in the aggregate principal amount of $600,000 as follows: (i) we extended the due date of the Notes to October 1, 2016; (ii) we reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; (iii) we removed the Borrowing Margin Requirements; (iv) we reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $0.50 per share to $0.25 per share. As consideration for entering into these amendments, 500,000 share purchase warrants exercisable at a price of $0.50 until August 10, 2018 held by Kalamalka were exchanged for 600,000 warrants exercisable at a price of $0.15 for a period of 5 years from the date of issuance (“New Warrants”) and we issued an additional 1,800,000 New Warrants.

Also during the three months ended April 30, 2014, we entered into a Conversion Agreement with an additional Lender, pursuant to which we agreed to issue an aggregate of 1,018,685 shares, at a conversion price of $0.10 per share, to settle a Note in the amount of $100,000 plus accrued and unpaid interest thereon of $1,868. These shares were issued subsequent to April 30, 2014 and consequently will be recorded in our financial statements on the date the shares were issued in satisfaction of the indebtedness.

Further, during the three months ended April 30, 2014, the other remaining principal balance of $75,000 plus accrued interest was converted into a SPA Note, as defined and described above.

JMJ Financial

On November 13, 2013, we issued a promissory note in the principal amount of up to $500,000 plus accrued and unpaid interest and any other fees and; on November 13, 2013, we received $100,000 pursuant to this new promissory note, after a 10% original issue discount.

The maturity date for the promissory note is November 13, 2015 and the principal sum, plus any accrued but unpaid interest thereon, of the promissory note was convertible, at any time by the lender, into shares of our common stock at the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion. In addition, a one-time interest charge of 12% was applied to the principal sum.

Subsequent to April 30, 2014, we entered into a Note Termination Agreement, pursuant to which we agreed to settle all amounts due under the promissory note by (i) issuing an aggregate of 330,000 shares to the lender, at a conversion price of $0.12 per share, in connection with the conversion of the principal amount of $40,000 of such note; and (ii) making a cash payment of $175,000.

Trend Time Development Limited

During the second quarter, we received $75,000 in respect of a promissory note dated August 1, 2013 in the principal amount of $75,000. The promissory note matures on February 1, 2014 and bears interest at a rate of 10% per annum payable at maturity. The note may be repaid at any time before maturity without notice, bonus or penalty.

During the three months ended April 30, 2014, we entered into a debt settlement agreement with this lender, pursuant to which we agreed to issue 796,850 common shares of our Company in full and final settlement of this note, along with accrued interest of $4,850. These shares were issued subsequent to April 30, 2014 and consequently will be recorded in our financial statements on the date the shares were issued in satisfaction of the indebtedness.

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

During the three months ended April 30, 2014, the remaining principal balance due under this note of $128,704 was converted into a SPA Note, as defined and described above.

Future Financing

At April 30, 2014, we required further financing to implement our proposed business plan.

Working Capital (Consolidated)	April 30, 2014	Jan 31, 2014
	(unaudited)	(audited)
Current Assets	$1,197,402	$861,049
Current Liabilities	$2,577,195	$2,300,433
Working Capital (Deficit)	$(1,379,793)	$(1,439,384)

During the three months ended April 30, 2014, we increased our working capital position as follows;

(i)	we extended the maturity date and certain other terms of other current obligations in the aggregate amount of $600,000, thus improving our working capital position; and

(ii)	we received cash proceeds of $828,704 in connection with the issuance of 6% senior secured convertible promissory notes

Subsequent to April 30, 2014, in connection with a private placement offering, we raised aggregate gross proceeds of $6,159,482 through the issuance of units consisting of convertible debentures and share purchase warrants. Further, we settled short terms obligations totaling $221,554 through the issuance of 2,145,535 shares of our common stock. As a result of these significant events, management of the company believes we have sufficient working capital to implement our business plan over the next twelve months.

Cash Flows

	Three months ended April 30,
	2014	2013

Cash Flows Used In Operating Activities	$(329,175)	$(469,657)
Cash Flows Provided By (Used In) Investing Activities	(5,000)	(505)
Cash Flows Provided By Financing Activities	635,758	532,930
Net change in Cash During Period	$301,583	$62,768

Operating Activities

Cash flows used in our operating activities was $329,175 for the three months ended April 30, 2014. The cash used in operations during the period was largely the result of a net loss for the period.

Cash used in operating activity outflows was financed through funds raised in the issuance of short term promissory notes.

Investing Activities

Investing activities used cash of $5,000 during the three months ended April 30, 2014, compared to $505 for the comparative period. Investing activities in the current period included cash outlays for some retail displays. We expect to incur significant costs related to patent and trademark acquisitions, maintenance and protection as we develop new products.

Financing Activities

Financing activities provided cash of $635,758 for the three month period ended April 30, 2014, compared to $532,930 for the comparative period. We received cash of $877,167 in connection with the issuance of short term promissory notes during the current period, which were offset by repayments of short term promissory notes in the amount of $151,559.

Proceeds from financing activities during the three months ended April 30, 2013 mostly included funds received related to private placements.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of June 23, 2014, there were 36,373,884 shares of our common stock issued and outstanding. In addition, at June 23, 2014, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 207,000,000 shares.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our management, with the participation of our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on May 15, 2014.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to April 30, 2014;

(1)

Ms. Carole Hochman accepted the appointment by the board of directors of the company to serve as the Company Chief Executive Officer and Chief Creative Officer, and to serve as a director of the Company.

(2)	Mr. Michael Flanagan accepted the appointment by the board of directors of the company to serve as the Company Chief Financial Officer and Chief Operating Officer.

These changes will have a material effect on our internal control over financial reporting as it introduces new oversight roles in the process.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2014, we issued 60,210 shares of common stock to a consultant of the Company as consideration for amounts owing to the consultant for services performed. We issued the shares of our common stock to the consultant, who is resident in Canada relying on Regulation S promulgated under the Securities Act of 1933.

On June 10, 2014, we issued stock options to purchase an aggregate of 1,000,000 shares of common stock to two consultants of the Company as consideration for services to be rendered. We granted the stock options to two U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated pursuant to the Securities Act of 1933.

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

(10)	Material Contracts
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

10.64

Form of Subscription Agreement by and among the company and the Purchasers (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.65	Form of Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.66	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.67	Form of Warrant (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.68	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.69	2014 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.70	Note Termination Agreement between the company and JMJ Financial (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.71	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.72	Employment Agreement between the company and Carole Hochman (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

(31 and 32)	Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Joel Primus

(101)	Interactive Data File

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:	/s/ Joel Primus
Joel Primus
President and Director
(Principal Executive Officer and Principal Accounting Officer)
Dated: June 23, 2014