Form 10-Q
period 2014-07-31
NAKED BRAND GROUP INC.
filed 2014-09-15
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 000-52381

NAKED BRAND GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10th Floor - 95 Madison Avenue, New York, New York 10016
(Address of principal executive offices) (zip code)

(212) 851-8050
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

Yes  [ X ]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  [  ]   No  [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,373,884 common shares issued and outstanding as of September 15, 2014.

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

Naked Brand Group Inc.
Interim Condensed Consolidated Financial Statements
For the Quarterly Period Ended July 31, 2014 and 2013
(Unaudited)

Naked Brand Group Inc.
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	July 31,	January 31,
	2014	2014

ASSETS
Current assets
Cash	$4,389,400	$67,478
Accounts receivable, net of allowances	97,789	68,859
Advances receivable, net of allowances (Note 6)	2,500	50,000
Inventory (Note 3)	286,232	604,046
Prepaid expenses and deposits	98,275	70,666

Total current assets	4,874,196	861,049

Equipment, net (Note 4)	16,253	6,300
Intangible assets, net (Note 5)	36,352	39,877
Deferred financing fees (Notes 7 and 8)	57,341	65,539

TOTAL ASSETS	$4,984,142	$972,765

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 6)	$585,948	$639,099
Promissory notes payable (Note 7)	3,450	397,422
Current portion of convertible promissory notes (Note 8)	-	1,022,294
Derivative financial instruments (Note 9)	-	241,618
Total current liabilities	589,398	2,300,433
Deferred compensation (Note 6)	37,037	-
Convertible promissory notes (Notes 6 and 8)	656,508	1,670
Derivative financial instruments (Note 9)	33,897,700	-

TOTAL LIABILITIES	35,180,643	2,302,103

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock (Note 11) Authorized 100,000,000 common shares, par value $0.001 per share Issued and outstanding 36,373,884 common shares (January 31, 2014: 34,728,139)	36,374	34,728
Common stock to be issued (Note 6)	47,400	7,500
Accumulated paid-in capital	6,232,619	4,874,095
Accumulated deficit	(36,506,649)	(6,239,416)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (capital deficit)	(30,196,501)	(1,329,338)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,984,142	$972,765

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013

Net sales (Note 12)	$164,986	$203,785	$284,800	$297,351

Cost of sales	461,701	183,695	535,806	245,595

Gross profit (loss)	(296,715)	20,090	(251,006)	51,756

Operating Expenses
General and administrative expenses	1,025,369	996,240	1,451,014	1,619,829
Foreign exchange	7,952	12,389	11,974	21,808

Total operating expenses	1,033,321	1,008,629	1,462,988	1,641,637

Operating loss	(1,330,036)	(988,539)	(1,713,994)	(1,589,881)

Other income (expense)
Interest	(76,929)	(12,831)	(101,358)	(30,074)
Accretion of debt discounts and finance charges (Notes 7 and 8)	(2,181,894)	(96,912)	(2,282,985)	(121,761)
Derivative expense (Note 9 and 8(i), (iv))	(12,028,383)	(115,000)	(12,028,383)	(115,000)
Loss on extinguishment of debt (Notes 7(ii), 8 (ii), (iv), (vi), 11)	(128,920)	(485,704)	(826,320)	(485,704)
Debt Conversion expense (Notes 7(i) and 8(ii))	(309,011)	-	(309,011)	-
Change in fair value of derivative financial instruments (Note 9)	(12,978,200)	(338,300)	(13,005,182)	(338,300)

Total other income (expense)	(27,703,337)	(1,048,747)	(28,553,239)	(1,090,839)

Net loss and comprehensive loss for the period	$(29,033,373)	$(2,037,286)	$(30,267,233)	$(2,680,720)

Net loss and comprehensive loss for the period	$(29,033,373)	$(2,037,286)	$(30,267,233)	$(2,680,720)

Basic and diluted net loss per share (Note 2)	$(0.81)	$(0.07)	$(0.86)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	35,904,691	31,063,239	35,042,574	30,021,276

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changesin Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
(Unaudited)

						Accumulated	Total
			Accumulated	Common		Other	Stockholders'
	Common Stock		Paid-in	stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)	(Deficiency)
Balance - January 31, 2013	28,522,000	$28,522	$2,158,151	$3,750	$(2,000,926)	$(6,245)	$183,252
Shares issued pursuant to private placement repricing	214,000	214	239,466	-	-	-	239,680
Shareholder dividend	-	-	(239,680)	-	-	-	(239,680)
Private placements	3,093,000	3,093	620,157	-	-	-	623,250
Offering costs	-	-	(26,610)	-	-	-	(26,610)
Shares issued/to be issued in exchange for services rendered	75,000	75	89,175	-	-	-	89,250
Modification of convertible debt terms and warrants	-	-	485,704	-	-	-	485,704
Stock based compensation	-	-	479,473			-	479,473
Net loss for the period	-	-	-		(2,680,720)	-	(2,680,720)
Balance, July 31, 2013	31,904,000	$31,904	$3,805,836	$3,750	$(4,681,646)	$(6,245)	$(846,401)

Balance, January 31, 2014	34,728,139	$34,728	$4,874,095	$7,500	$(6,239,416)	$(6,245)	$(1,329,338)
Shares issued in connection with promissory notes (Note 7(vi) and 8(ii))	40,000	40	2,710	-	-	-	2,750
Modification of convertible debt terms and warrants (Note 8 (ii))	-	-	697,400	-	-	-	697,400
Return to treasury pursuant to private placement escrow agreement (Note 11 (iii))	(600,000)	(600)	600	-	-	-	-
Shares issued in settlement of debt (Note 11)	2,205,745	2,206	537,103	-	-	-	539,309
Shares to be issued in exchange for services rendered (Note 6)	-	-	-	39,900	-	-	39,900
Stock based compensation (Note 11)	-	-	120,711	-	-	-	120,711
Net loss for the period	-	-	-	-	(30,267,233)	-	(30,267,233)
Balance, July 31, 2014	36,373,884	$36,374	$6,232,619	$47,400	$(36,506,649)	$(6,245)	$(30,196,501)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the six months ended July 31,	2014	2013

Cash flows from operating activities
Net loss	$(30,267,233)	$(2,680,720)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	30,839	2,963
Provision for obsolete inventory	290,000	-
Depreciation and amortization	13,153	10,723
Other items not involving cash (Schedule 1)	28,180,553	1,621,589
Unrealized foreign exchange	2,761	220
Increase (decrease) in cash resulting from change in:
Accounts receivable	(26,269)	251,130
Advances receivable	14,000	-
Prepaid expenses and deposits	(27,609)	(65,217)
Inventory	27,814	(139,104)
Accounts payable	(41,997)	281,692
Deferred compensation	37,037	-
Finance fees paid in connection with long term debt offering	553,705	-
Finance fees paid in connection with debt extinguishment	(38,008)	(2,520)
Net cash used in operating activities	(1,251,254)	(719,244)

Cash flows from investing activities
Acquisition of intangible assets	(7,604)	(1,662)
Purchase of equipment	(11,977)	(973)
Net cash used in investing activities	(19,581)	(2,635)

Cash flows from financing activities
Proceeds from share issuances	-	573,250
Share issuance offering costs	-	(26,610)
Proceeds from the issuance of promissory notes	927,168	75,000
Repayments of promissory notes	(416,998)	-
Proceeds from convertible promissory notes	6,094,100	150,000
Repayments of convertible promissory notes	(364,640)	-
Debt offering costs	(646,873)	-
Repayments of related party payables	-	(13,916)
Net cash provided by financing activities	5,592,757	757,724

Net increase in cash	4,321,922	35,845
Cash at beginning of the period	67,478	43,780
Cash at end of the period	$4,389,400	$79,625

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the six months ended July 31,	2014	2013

Cash paid during the period for:
Interest	$-	$14,247
Taxes	-	-
Non-cash financing activities:
Extinguishment of accounts payable with equity	$11,158	$-
Settlement of notes through the issuance of shares	299,444	-
Repayment of promissory note through issuance of new promissory note	205,083	-

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares to be issued in exchange for services	$39,900	$89,250
Loss on extinguishment of debt	826,320	485,704
Stock based compensation	120,711	479,473
Derivative expense	12,028,383	115,000
Change in fair value of derivative financial instruments	13,005,182	338,300
Debt issuance costs paid in warrants	1,552,700	-
Debt conversion expense	309,011	-
Amortization of deferred financing fees	135,037	106,719
Interest capitalized to convertible debt	72,016	-
Shares issued as penalty under debt agreements	1,250	-
Accretion of debt discount	90,043	7,143

	$28,180,553	$1,621,589

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

As a result of the Acquisition, Naked became a wholly-owned subsidiary of the Company and the Company’s business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. The Company operates out of New York, New York and Abbotsford, British Columbia, Canada.

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

As at July 31, 2014, the Company had not yet achieved profitable operations and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company may be required to obtain the necessary financing to pursue its plan of operation. Management plans to fund operations over the next twelve months using current working capital on hand. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes or Adoptions in Significant Accounting Policies

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections ofASC815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification underASC815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts. In this case, the Company utilizes the latest inception date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived or the authorized share capital has been amended to accommodate settlement of these contracts. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants and embedded conversion features and derivative liabilities due to insufficient authorized shares to settle outstanding contracts using the binomial option pricing model (see Note 9).

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the six months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ended January 31, 2015.

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

Loss per share

Net loss per share was determined as follows:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Numerator
Net loss	$(29,033,373)	$(2,037,286)	$(30,267,233)	$(2,680,720)
Less: Shareholder dividend	-	-	-	(239,680)
	$(29,033,373)	$(2,037,286)	$(30,267,233)	$(2,920,400)
Denominator
Weighted average common shares outstanding	35,904,691	31,063,239	35,042,574	30,021,276
Basic and diluted net loss per share	$(0.81)	$(0.07)	$(0.86)	$(0.10)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	136,922,946	5,776,946	136,922,946	5,776,946
Convertible debt	99,864,427	1,925,928	99,864,427	1,925,928
	236,787,373	7,702,874	236,787,373	7,702,874

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of July 31, 2014 and 2013, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2014	2013	2014	2013

United States	$105,862	$142,305	$191,162	$193,235
Canada	59,124	61,480	93,638	104,116

	$164,986	$203,785	$284,800	$297,351

At July 31, 2014, the net book value of long-lived assets were located within North America as follows:

		Intangible
	Equipment	assets

United States	$6,390	$7,603
Canada	9,863	28,749

	$16,253	$36,352

At January 31, 2014 substantially all of the Company’s long-lived assets were located in Canada.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

3.	Inventory

Inventory of the Company consisted of the following:

	July 31,	January 31,
	2014	2014

Finished goods	$507,364	$528,461
Raw materials	68,868	75,585
	576,232	604,046
Less; allowance for obsolete inventory	(290,000)	-

Total inventory	$286,232	$604,046

Balances at July 31, 2014 and January 31, 2014 are recorded at historical cost, less amounts for potential declines in value. At July 31, 2014, management has recorded an allowance for obsolescence of $290,000 (2014: $Nil) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

4.	Equipment

Property and equipment of the Company consisted of the following at July 31, 2014 and January 31, 2014:

	July 31,	January 31,
	2014	2014

Furniture & equipment	$11,630	$6,630
Computer equipment	11,511	4,534

	23,141	11,164
Less: Accumulated depreciation	(6,888)	(4,864)

	$16,253	$6,300

Depreciation expense for the three and six months ended July 31, 2014 was $1,291 and $2,024, respectively (2013: $412 and $559, respectively).

5.	Intangible Assets

Intangible assets of the Company consisted of the following at July 31, 2014 and January 31, 2014:

	July 31,	January 31,	Useful life
	2014	2013	(Years)

Trade Names/Trademarks	$32,478	$24,874	Indefinite
Website	44,512	44,512	2

	76,990	69,386
Less: accumulated amortization	(40,638)	(29,509)

	$36,352	$39,877

Amortization expense for each of the three and six months ended July 31, 2014was $5,564 and$11,129, respectively (2013: $5,070 and $10,165, respectively).

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

6.	Related Party Transactions and Balances (Note 13)

Related Party Balances

At July 31, 2014, included in advances receivable is an amount of $Nil (January 31, 2014: $50,000) paid to a director of the Company as an advance for expenses to be incurred on behalf of the Company in the January, 2015 fiscal year.

At July 31, 2014, included in accounts payable and accrued liabilities is $2,348 (January 31, 2014: $24,682) owing to directors and officers of the Company for reimbursable expenses. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At July 31, 2014, an amount of $986,870 (January 31, 2014: $Nil) in convertible notes payable, including principal and accrued interest, was owing to directors and officers of the Company (Note 8(i)). Included in convertible notes payable at July 31, 2014 is an amount of $7,629 (January 31, 2014: $Nil) in respect of these amounts owing, after applicable unamortized debt discounts.

At July 31, 2014, included in deferred compensation is $37,037 related to the amortization of salaries payable to a director and officer of the Company over the term of the director and officer’s related CEO employment contract, as described below.

Related party transactions

During the three and six months ended July 31, 2014, included in general and administrative expenses is $120,024 and $165,465, respectively (2013: $132,100 and $162,541, respectively) in respect of directors fees, investor relations fees, marketing fees and share based compensation expense for the vesting of stock options granted in prior periods to directors and officers of the Company, and to a marketing firm of which a direct family member of a director and officer of the Company is a principal.

Pursuant to a board agreement dated September 24, 2013, the Company has agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the three and six months ended July 31, 2014, the Company recorded directors fees of $9,900 and $24,900, respectively (2013: $Nil and $Nil, respectively) in respect of the third and fourth tranche of 75,000 common shares that have been earned under this agreement. These amounts, along with $7,500 related to the second tranche of 75,000 common shares earned under this agreement, are included in common stock to be issued at July 31, 2014. The fair values per share were determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and Director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 57,150,000 shares of common stock of the Company (the “CEO Options”), with each option exercisable at $0.128 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company has agreed to issue 100,000 common shares to a consultant of the Company. An amount of $15,000 is included in common stock to be issued at July 31, 2014. The fair value of $0.15 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.At July 31, 2014, 1,587,500 of the CEO Options had vested however no amount of stock based compensation had been recorded due to the factors discussed below. At July 31, 2014, an amount of $37,037 (January 31, 2014: $Nil) in deferred compensation related to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Effective June 9, 2014, the Company entered into an employment agreement with the Chief Financial Officer (the “CFO”) of the Company for a term of four years whereby (a) the CFO shall be entitled to a base salary of $200,000 per year; and (b) the CFO received a sign-on stock option grant to purchase 2,800,000 shares of common stock of the Company (the “CFO Options”), with each option exercisable at $0.128 per share and vesting annually over a period of four years from the date of grant.

On June 6, 2014, the Company’s board of directors granted options to purchase an aggregate of 4,320,000 of our common shares to two directors of the Company (the “Director Options”). The options are exercisable at $0.128 per share and are vesting annually over a period of four years from the date of grant, commencing on the first anniversary of the grant date.

Effective June 23, 2014, the Company entered into an employment agreement with an officer (the “Officer”) of the Company for a term of four years whereby (a) the Officer shall be entitled to a base salary of $175,000 per year; and (b) the Officer received a sign-on stock option grant to purchase 3,700,000 shares of common stock of the Company (the “Officer Options”), with each option exercisable at $0.128 per share and vesting annually over a period of four years from the date of grant.

At July 31, 2014, no amount of stock based compensation had been recorded in connection with the CEO Options, the CFO Options, the Director Options and the Officer Options due to the fact that these options were granted under the 2014 Plan (Note 11), which was subject to ratification by the Company’s shareholders at July 31, 2014. Under the guidance of ASC 718 Compensation -Stock Compensation, these options are not granted for accounting purposes until all authorization for their grant has been obtained. As discussed in Note 11, the shareholders of the Company ratified and approved the 2014 Plan through written consent of the Company’s stockholders subsequent to July 31, 2014 and therefore the Company will begin recording amortization in connection with these options beginning on the date the 2014 Plan was approved by the shareholders.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

7.	Promissory Notes Payable

	July 31, 2014	January 31, 2014

Promissory note bearing interest at 10% per annum payable at maturity, unsecured, matured on February 1, 2014(ii)	$-	75,000

Promissory note in the principal amount of $309,062, non-interest bearing, unsecured, repayable in five equal semi-monthly instalments of $41,667 plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The one-time interest charge of 15%, or $37,500 is convertible at maturity, at the option of the holder, into shares of common stock of the Company at a price of $0.10 per share (iii)	-	309,062

Promissory note in the principal amount of CDN$6,875, non-interest bearing, repayable in equal instalments of CDN$3,125 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty. The final CDN$3,750, representing a 15% original issue discount(“OID”) is repayable upon the company reporting net income from operations in a single month (iv)	3,450	14,668

Promissory note in the principal amount of CDN$38,334, non-interest bearing, repayable in equal instalments of CDN$9,583 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty (v)	-	43,250
Less: debt discounts	-	(44,558)
	3,450	397,422
Less: current portion	(3,450)	(397,422)
	$-	$-

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(i)

On April 7, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company agreed to issue 6% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate principal amount of $1,083,797. As consideration, the Company (i) received cash proceeds equal to $878,704 (the “Cash Proceeds”); (ii) exchanged a promissory note with an outstanding amount of $76,388 (Note 8(i)), being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,705 (Note 8(ii)), being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

Repayment of the SPA Notes was collateralized against all the tangible and intangible assets of the Company. The principal amount of $1,083,797 matured on April 7, 2015 (the “Maturity Date”) and was bearing interest at the rate of 6% per annum, payable on the Maturity Date. On June 10, 2014, these notes, along with accrued interest of $10,362 were exchanged for securities in a subsequent offering (Note 8(i)), at an exchange rate equal to 90% of the price paid by investors in that offering. The Company recorded debt conversion expense of $121,573, related to this purchase price discount upon these Notes being converted for units in the subsequent offering.

The Company incurred $89,849 in issuance costs in respect of the SPA Notes.

During the three and six months ended July 31, 2014, the Company recorded $4,944 and $10,372, respectively (2013: $Nil and $Nil, respectively) in respect of interest on this note and $84,421 and $89,849, respectively (2013: $Nil and Nil, respectively) in respect of the accretion of deferred financing fees.

(ii)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matured on February 1, 2014 and was bearing interest at a rate of 10% per annum payable at maturity.

During the six months ended July 31, 2014, the Company issued 796,850 common shares of the Company in full and final settlement of this note, along with accrued interest of $4,685.This resulted in a loss on extinguishment of debt of $119,528. The fair value of $0.25 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

During the three and six months ended July 31, 2014, the Company recorded $Nil and $935, respectively (2013: $Nil and $Nil, respectively) in respect of interest on this note, up to the date of settlement of this note.

(iii)

On January 13, 2014, the Company issued a promissory note in the principal amount of $309,062, which was comprised of: (i) $250,000 consideration received; (ii) a one-time interest charge of $37,500, being 15% of the proceeds received (the “OID”); and (iii) an amount of $21,562, being the remaining principal balance due under a separate note agreement with the same lender.

The promissory note was repayable in five monthly instalments of $41,667 over the term of the note plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The Company repaid this promissory note during the six months ended July 31, 2014.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The issuance of this promissory note as consideration of the remaining balance due and payable under the September 4Notewas recorded at the redemption amount pursuant to the applicable guidance under ASC 470-20.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $15,921 and $33,972, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note.

(iv)

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received 24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the six months ended July 31, 2014. The OID is repayable upon the Company recognizing net income from operations in any given month during the term of the note.

As additional consideration for entering into the loan, the Company issued 22,000 common shares of the Company to the lender. The fair value at issuance of these shares of $5,720, determined with reference to the quoted market price of these shares at the date of issuance, together with the OID of $3,670 resulted in a debt discount at issuance of $9,390, which was amortized using the effective interest method over the term of the note.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $Nil and $3,280, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note.

(v)

On December 20, 2013, the Company issued a promissory note in the principal amount of CDN$57,500. The Company received $47,660 (CDN$50,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,149 (CDN$7,500). The note matured and was repaid during the six months ended July 31, 2014.

As additional consideration for entering into the loan, the Company issued 25,000 common shares of the Company to the lender. The fair value at issuance of these shares of $3,000, determined with reference to the quoted market price of these shares at the date of issuance, together with the OID of $7,149 resulted in a debt discount at issuance of $10,149, which was amortized using the effective interest method over the term of the note.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $3,058 and $7,985, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(vi)

On February 12, 2014, the Company issued a promissory note in the principal amount of CDN$61,295. The Company received $48,463 (CDN$53,300) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,270(CDN$7,995). The note matured and was repaid during the six months ended July 31, 2014.

As additional consideration for entering into the loan, the Company issued 25,000 common shares of the Company to the lender. The fair value at issuance of these shares of $1,500, determined with reference to the quoted market price of these shares at the date of issuance, together with the OID of $7,270 resulted in a debt discount at issuance of $8,770, which was amortized using the effective interest method over the term of the note.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $5,567 and $8,770, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

8.	Convertible Promissory Notes Payable

	July 31, 2014	January 31, 2014

Senior Secured Convertible Debentures, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to First and Second Kalamalka Amendment Agreement, due June 10, 2017 (i).	$7,365,819	$-

Revolving Credit Facility, bearing interest at 12% per annum, due August 16, 2014(ii)	-	500,000

Revolving Credit Facility, bearing interest at 12% per annum, due January 31, 2014 (ii)	-	275,000

First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to promissory notes (Note 7(i)), due October 1, 2016 (i)	600,000	-

Convertible promissory note payable, non-interest bearing due, February 9, 2014 (iii)	-	128,704

Convertible promissory note payable, non-interest bearing, due November 13, 2014(iv)	-	124,444

Convertible promissory notes, bearing interest at 8% per annum, due September 23, 2014 (v)	-	91,688

Convertible promissory notes, bearing interest at 8% per annum, due September 17, 2014 (vi)	-	84,085
Less: debt discounts	(7,309,311)	(179,957)
	656,508	1,023,964
Less: current portion	-	(1,022,294)
	$656,508	$1,670

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(i)	Senior Secured Convertible Debentures

On June 10, 2014 and July 8, 2014, the Company entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a private placement offering (the “Offering”) for aggregate gross proceeds of $7,309,832 through the sale of 292 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

In connection with the close of the Offering, the Company issued Debentures in the aggregate principal amount of $7,309,832. As consideration, the Company (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged 6% senior secured convertible notes in the aggregate amount of $1,094,159 (Note 7(i)), being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to 90% of the purchase price paid in the Offering.

The aggregate principal amount of $7,309,832 matures on June 10, 2017 and bears interest at the rate of 6% per annum, payable quarterly, in cash or in kind, at the option of the Company, valued at the then conversion price of the Debentures. The Debentures, along with any accrued and unpaid interest thereon, may be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of $0.075 per share, subject to adjustment under the terms of the Debentures.

Repayment of the Debentures are collateralized against all the assets of the Company and its subsidiary, pursuant to a security agreement between the Company and an agent for the Purchasers.

The Company issued an aggregate of 48,732,310 Warrants to the Purchasers to purchase, for a period of five years from the date of issuance, up to 48,732,310 shares of common stock at an initial exercise price of $0.15 per share, subject to adjustment. The Company has the right to call the Warrants if the volume weighted average closing price of its common shares exceeds $0.40 per share for more than 20 consecutive trading days at any time after June 10, 2016. In that event, the Warrants will expire 30 days following the date the Company delivers notice in writing to the Warrant holders announcing the call of the Warrants.

The Company also agreed to grant piggyback registration rights whereby the Company is required to include the shares of common stock issuable pursuant to exercise of the Agent Warrants in the Registration Statement.

At the date of issuance of the Debentures and Warrants, the Company was authorized to issue 100,000,000 shares of common stock, which was insufficient to settle the conversion of the Debentures and exercise of the Warrants. Consequently, under the guidance of ASC 815, management recorded a derivative financial instrument in the Company’s condensed consolidated financial statements (Note 9).

In connection with the Subscription Agreements, the Company also entered into a Registration Rights Agreement with each Purchaser (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the shares that have been or may be issued to the Purchasers upon conversion of the Debentures and upon exercise of the Warrants (the “Registration Statement”). The terms of the Registration Rights Agreement also trigger the requirement to account for the related embedded conversion option and investor warrants as derivative financial instruments pursuant to the guidance of ASC 815.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company allocated the proceeds from the issuance of the Debentures first to the derivative financial instruments, at their fair values, with the remainder being allocated to the Debentures. The fair value of the derivative financial instruments of $19,338,215 at issuance resulted in a debt discount at issuance of $7,309,832, the entire aggregate principal balance of the Debentures. The remaining derivative financial instruments value over the proceeds of the debt at issuance of $12,028,383 was immediately expensed on the consolidated statement of comprehensive loss as derivative expense, during the three and six months ended July 31, 2014. This discount was being amortized using the effective interest method over the term of the Debentures.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $521 and $521, respectively (2013: $Nil and $Nil, respectively) in accretion of this discount.

In connection with the Offering, the Company incurred finance fees of $2,106,405 as follows:

(i)	The Company paid a cash commission of $497,105, or 8% of the gross proceeds raised from certain of the Purchasers;

(ii)

The Company issued 11,063,696 warrants to acquire common shares equal to 8% of the aggregate number of shares issuable upon conversion of the Debentures and exercise of the Warrants with respect to certain of the Purchasers (the “Agent Warrants”), on the same terms as the Warrants, except that the Agent Warrants are (i) exercisable at 100% of the conversion or exercise price of the Debentures and Warrants issued to the Purchasers in the Offering and (ii) contain a cashless exercise provision.

The fair value of the finder’s warrants of $1,552,700 was determined using an option pricing model under the following assumptions:

	June 10, 2014	July 8, 2014
Risk-free interest rate	1.71%	1.70%
Expected life (years)	5.00	5.00
Expected volatility(1)	147.39%	147.39%
Stock price at issuance	$0.15	$0.1624
Dividend yields	0.00%	0.00%

(1)As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The finance fees were allocated to the Debentures and related derivative financial instruments in the same proportion as the allocation of proceeds to each instrument at the issuance date and, consequently, since the derivative financial instruments were allocated 100% of the proceeds, these finance charges were allocated to the derivative financial instrument at issuance and, as a result of these instruments being carried at fair value, were recorded as an immediate finance expense on the condensed  consolidated statement of operations during the three and six months ended July 31, 2014.

Subsequent to July 31, 2014, the Company filed an initial prospectus on Form S-1 with the Securities and Exchange Commission to register the sale of up to 41,569,071 shares issuable upon exercise of certain of the warrants issued in connection with the Offering.

(ii)	Senior Secured Convertible Note Agreements with Kalamalka Partners

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

The Notes were collateralized by a first priority general security agreement over the present and future assets of the Company.

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which were being amortized using the effective interest method over the term of the Notes. During the three and six months ended July 31, 2014, the Company recorded accretion expense of $Nil and $5,587, respectively (2013: $2,629 and $5,154, respectively) in respect of the accretion of this discount and $Nil and $10,356, respectively (2013: $15,123 and $29,370, respectively), in interest in respect of these Notes.

In consideration for the convertible debt issued, the Company issued an aggregate of 1,148,000 share purchase warrants to non-lenders as follows: (i) 948,000 share purchase warrants to the Agent as consideration for facilitating the loan (the “Agent’s Warrants”), of which 448,000 were exercisable into common shares of the Company at $0.25 per share for a period of two years and 500,000 were exercisable into common shares of the Company at $0.50 per share for a period of two years; and (ii) 200,000 share purchase warrants to certain non-lenders as consideration for a $200,000 bridge loan provided to the Company prior to the closing of the Agency Agreement (the “Bridge Loan Warrants”), of which 125,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.25 per share for a period of three years and 75,000 Bridge Loan Warrants were exercisable into common shares of the Company at $0.50 per share for a period of three years. The fair value of the Agent’s Warrants and the Bridge Loan Warrants of $237,500 was recorded as a deferred financing charge and was being amortized to income over the term of the Notes using the effective interest method.

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

(1)As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

(2)The estimated stock price of $0.25 per share was determined with reference to the subscription price of the most recent share offerings for which the funds raised were being used to provide financing to the Company. This was considered to be the most appropriate basis on which to estimate the fair value of the Company’s stock as, at the time of the transaction, the Company’s stock was not being traded on an active market.

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

The loss was recorded on the consolidated statement of operations during the year ended January 31, 2014, with a corresponding credit to additional paid in capital. In connection with the reduction in borrowing capacity, the Company wrote off $56,555 of unamortized deferred finance charges in proportion to the decrease in the borrowing capacity, and incurred $2,520 in deferred financing fees in connection with the amendments. This cost was recognized as finance charges on the consolidated statement of operations during the year ended January 31, 2014. On April 4, 2014, $400,000 of the $500,000 principal balance was further amended and included in the First Kalamalka Amended Agreement below.

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

Each New Warrant is exercisable into one common share at a price of $0.15 per share for a period of five years from the closing date of the Subsequent Financing (Note 8(i)). The Company has the right to call the New Warrants if the volume weighted average closing price of the Company’s shares exceeds $0.40 per share for more than 20 consecutive trading days at any time after twenty four months following the closing date. In that event, the New Warrants will expire 30 days following the date the Company delivers notice in writing to the warrant holders announcing the call of the New Warrants. In addition, the New Warrants contain piggyback registration rights on any subsequent registration statement filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, any registration statement that may be required to be filed with the SEC in connection with the Subsequent Financing (Note 8(i)).

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

The loss was recorded on the condensed consolidated interim statement of operations during the six months ended July 31, 2014, with a corresponding credit to additional paid in capital. In connection with the First Kalamalka Amendment Agreement and the Second Kalamalka Amendment Agreement (as defined and described below), the Company incurred $36,993 in deferred financing fees in connection with the amendments. These cost have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the Notes. During the three months ended July 31, 2014, the Company recorded financing expense of $7,101 and $9,124, respectively (2013: $Nil and $Nil, respectively) in respect of the amortization of these charges.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

On May 12, 2014, the remaining Note in the aggregate principal amount of $100,000 plus $1,868 in accrued interest therein was settled by the issuance of 1,018,685 common shares of the Company at a conversion price of $0.10 per share. The Company recorded debt conversion expense of $187,438, related to the fair value of the additional units issued as a result of converting at the lower conversion price than the contractual conversion rate. The fair value of the shares issued was determined with reference to their quoted market price on the date of issuance.

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

Each Note was due on January 31, 2014 (the “Due Date”) and was bearing interest at the rate of 12% per annum, calculated daily and payable on the Due Date. The principal amount outstanding under any Note, and all accrued but unpaid interest thereon, were convertible into shares of common stock of the Company at a price of $0.25 per share at any time at the option of the respective Lender. Repayment of the Notes was secured by general security agreements dated November 14, 2013, as amended and restated, made by each of the Company and its wholly owned subsidiary in favor of Kalamalka, as agent for the Lenders.

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

The fair value of the Lender Warrants of $58,600 at issuance resulted in a debt discount of $41,225, and along with a beneficial conversion feature of $17,600, resulted in a total debt discount at issuance of $58,825, which was amortized using the effective interest method over the term of the Notes to January 31, 2014. During the three and six months ended July 31, 2014, the Company recorded accretion expense of $Nil and $Nil, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of this discount and $Nil and $5,696, respectively (2013: $Nil and $Nil, respectively), in interest in respect of these Notes.

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

(1)As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

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

Repayment of the First Tranche Notes and the Second Tranche Notes is collateralized by a general security agreement dated November 14, 2013, as amended on April 4, 2014 (the “Kalamalka Security Agreement”), made by the Company in favour of Kalamalka, as agent for the First Tranche Lenders and Second Tranche Lenders, which Kalamalka Security Agreement ranks pari passu with the Security Agreements entered into with the Lenders in respect of the Offering (Note 8(i)).

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

The loss was recorded on the condensed consolidated interim statement of operations during the six months ended July 31, 2014, with a corresponding credit to additional paid in capital.

In addition, during the six months ended July 31, 2014, the Company exchanged a Note with an outstanding amount of $76,388, including accrued interest of $1,388, for the issuance of a SPA Note in the same amount (Note 7(i)). The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the exchange of debt instruments. Under the guidance of ASC 470-50, the exchange was considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting. The Company calculated the fair value of the amended Note by discounting future cash flows using a discount rate representative of current borrowing rates for debt instruments and valuing the discount included in the amended Note with respect to its conversion into a Subsequent Financing (Note 7(i)). There was a trivial gain on settlement which was not recorded in these condensed consolidated interim financial statements.

(iii)

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

In addition, the lender was entitled to 5,000 common shares in the event the Company did not make a Regular Repayment when due and payable under the terms of the note. During the three months ended July 31, 2014, the Company requested an extension on the sixth, seventh and eighth Regular Repayments and, consequently Company issued 15,000 common shares to the lender. The fair value of these shares of $1,250, which was determined with reference to the quoted market price of the Company’s stock on the commitment date, was recorded as a charge to general and administrative expense in the consolidated statement of operations for the six months ended July 31, 2014.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $Nil and $7,754, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of this discount on this note.

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

(1)As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The deferred finance fees were recorded as a deferred finance charge and were amortized to income over the term of the note using the effective interest method. During the three and six months ended July 31, 2014, the Company recorded financing expense of $Nil and $3,607 (2013: $Nil and $Nil) in respect of the amortization of these charges.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $690 and $2,065, respectively (2013: $Nil and $Nil, respectively) in accretion of this discount.

On June 5, 2014, the Company entered into a Note Termination Agreement pursuant to which the Company agreed to settle the full amount outstanding under the Note in exchange for (i) a one-time cash payment of $175,000 and (ii) 330,000 common shares of the Company. This resulted in a loss on extinguishment of debt of $38,405, being the fair value of aggregate consideration given of $217,240 less the book value of this Note of $3,735 (after a debt discount of $120,709) and a related embedded conversion feature being accounted for as a derivative liability of $175,100. The fair value of $0.128 per share related to the share consideration was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

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

The Cash Notes matured on September 23, 2014 and were accruing interest at the rate of 8% per annum. The principal sum and any accrued and unpaid interest of the Notes were convertible, at the option of the holder, at any time after 180 days after issuance, and after full cash payment for the shares convertible thereunder, at a price per share equal to 55% of the average of the two lowest closing bid prices as reported on the OTCQB for the ten prior trading days.

The Notes could be redeemed at any time on or before 180 after issuance, subject to redemption premiums of 20-40%, after which time the notes could not be redeemed.

The Cash Notes were recorded as stock settled debt in accordance with ASC 480 whereby a put premium of $20,455 was recorded on each Cash Note and was being amortized using the effective interest method over the term of the respective Cash Note.

The Back End Notes were presented net of their respecting Offsetting Note as these Notes had no substance until the applicable Offsetting Note has been paid for in cash by the Lender.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $4,618 and $16,280, respectively (2013: $Nil and $Nil, respectively) in accretion of these discounts.

In connection with the issuance of the Cash Notes, the Company incurred deferred finance fees of $8,000. The deferred finance fees were recorded as a deferred finance charge and were being amortized to income over the term of the Cash Notes using the effective interest method. During the three and six months ended July 31, 2014, the Company recorded financing expense of $4,435 and $6,943, respectively (2013: $Nil and $Nil, respectively) in respect of the amortization of these charges.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the six months ended July 31, 2014, the Company repaid the Cash Notes. The repayment of these Cash Notes resulted in a total gain on extinguishment of debt of $5,000, being the carrying value of the Cash Notes less the total cash consideration paid to upon redemption.

In accordance with the terms of the Securities Purchase Agreement, all Back End Notes and Offsetting Notes were cancelled upon repayment of the Cash Notes.

(vi)	The Company entered into a securities purchase agreement dated December 30, 2013 (the “SPA”) with a lender, whereby the Company issued a convertible note in the aggregate principal amount of $83,500 (the “Note”).

The Note matured on September 17, 2014 and was accruing interest at a rate of 8% per annum. The principal sum and any accrued and unpaid interest of the Note was convertible, at the option of the holder, at any time after 180 days after issuance, at a price for each share equal to 61% of the average of the three lowest closing bid prices as reported on the OTCQB for the ten prior trading days.

The Note could be redeemed at any time on or before 180 after issuance, subject to redemption premiums of 15-40%, after which time the notes could not be redeemed.

In connection with the issuance of this Note, the Company had agreed that the terms of the Note would be amended if any securities are issued, while the Note is outstanding, at terms more favorable to the terms contained in the Note, such that the more favorable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 9).

The Company allocated the proceeds from the issuance of the Note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the Note. The fair value of the derivative financial instrument of $8,376 at issuance resulted in a debt discount, which was being amortized using the effective interest method over the term of the Note.

During the three and six months ended July 31, 2014, the Company recorded accretion expense of $1,006 and $3,826, respectively (2013: $Nil and $Nil, respectively) in accretion of this discount.

In connection with the issuance of the Note, the Company incurred deferred finance fees of $11,500. The deferred finance fees were recorded as a deferred finance charge and were being amortized to income over the term of the Note using the effective interest method. During the three and six months ended July 31, 2014, the Company recorded financing expense of $6,381 and $10,181, respectively (2013: $Nil and $Nil, respectively) in respect of the amortization of these charges.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the six months ended July 31, 2014, the Company repaid the Note. The repayment of these Cash Notes resulted in a gain on extinguishment of debt of $27,958, being the cash consideration paid upon redemption less the carrying value of the Note and the related embedded conversion feature of $64,900, which was being accounted for as a derivative financial instrument.

9.	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 8 (i), (iv) and (vi)), which have no observable market data and are derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy, at July 31, 2014 and January 31, 2014:

	July 31,	January 31,
	2014	2014
Embedded conversion features	$20,858,300	$241,618
Warrants	13,039,400	-

Derivative financial instruments	$33,897,700	$241,618

These derivative financial instruments arise as a result of applying ASC 815 Derivative and Hedging (“ASC 815”),which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

From time to time, the Company has issued notes with embedded conversion features which contain price-protection features that result in these instruments being treated as derivatives. In addition, during the six months ended July 31, 2014, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts (Note 8(i)). Further, these embedded conversion features and warrants issued during the six months ended July 31, 2014 were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments. As a result, the Company was required to account for these instruments as derivative financial instruments.

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the six months ended July 31, 2014 and for the year ended January 31, 2014 at their fair value as follows:

	July 31,	January 31,
	2014	2014
Derivative financial instruments, beginning of the period	$241,618	$-
Fair value of warrants and embedded conversion features at commitment dates	20,890,900	428,876
Fair value mark to market adjustments	13,005,182	(9,358)
Extinguishment of derivative liability upon extinguishment of host contract	(240,000)	(177,900)

Derivative financial instruments, end of the period	$33,897,700	$241,618

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

On the commitment date of the related convertible promissory notes, the Company recorded a debt discount to the extent of the gross proceeds of the promissory note, and immediately expensed any remaining derivative value as a derivative expense. During the three and six months ended July 31, 2014, the Company recorded $12,028,383 and $12,028,383, respectively (2013: $115,000 and $115,000, respectively) in derivative expense.

During the three and six months ended July 31, 2014, the Company recorded other expenses of $12,978,200 and $13,005,182, respectively (2013: $338,300 and $338,300 respectively) related to the change in fair value of the warrants and embedded conversion features, which is presented  in the change in fair value of derivative financial instruments in the accompanying consolidated statements of comprehensive loss.

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at July 31, 2014 and January 31, 2014 using the binomial option pricing model based on the following weighted average management assumptions:

	July 31,	January 31,
	2014	2014
Risk-free interest rate	0.72%	0.34%
Expected life (years)	3.62	1.78
Expected volatility(1)	142.56%	132.09%
Stock price	$0.24	$0.08
Dividend yields	0.00%	0.00%

(1)As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

During the six months ended July 31, 2014 and during the year ended January 31, 2014, the Company repaid certain promissory notes which contained derivative financial instruments and the corresponding derivative financial instrument were extinguished upon extinguishment of the related host contract.

10.	Securities Purchase Agreement

On September 10, 2013, the Company entered into an $8,300,000securities purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) an Illinois limited liability company (the "Financing") pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $8,300,000 in value of its shares of common stock from time to time over a 24 month period. In connection with the Financing, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

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

Pursuant to the Purchase Agreement, Lincoln Park initially purchased 600,000 shares of the Company’s common stock for $300,000. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 919,500 shares of common stock as a commitment fee and shall issue up to 330,000shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the remaining $8,000,000 aggregate commitment. The Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

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

Authorized

On June 6, 2014, the Company’s board of directors approved, subject to shareholder approval, an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 450,000,000. The shareholders of the Company ratified and approved this amendment through written consent of the Company’s stockholders subsequent to July 31, 2014.

Six months ended July 31, 2014

i)	On May 12, 2014, the Company issued an aggregate of 1,815,535 common shares in settlement of loans outstanding of $180,703, including aggregate accrued interest of $5,703. ( Notes 7(ii) and 8(ii)).

ii)	On June 17, 2014, the Company issued 330,000 common shares as partial consideration related to the settlement of a loan outstanding of $124,444 (Note 8(iv)).

iii)

On June 17, 2014, the Company issued 60,210 common shares as payment to a vendor for fees rendered, pursuant to a debt settlement agreement dated May 16, 2014 whereby the Company agreed to settle $4,605 (CDN$5,000) in amounts owing to the vendor. This resulted in a loss on extinguishment of debt of $3,945. The fair value of $0.142 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Six months ended July 31, 2013

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

2014 Stock Option Plan

On June 6, 2014, the Company’s board of directors approved, subject to shareholder approval, a 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan is 110,000,000 shares subject to adjustment in the event of a change of the Company’s capitalization (as described in the 2014 Plan).

Stockholder approval of the plan was obtained on August 21, 2014. As a result, the 2014 Plan became effective immediately and no further option awards will be granted under the 2012 Stock Option Plan. Stock option awards previously granted under the 2012 Stock Option Plan prior remain outstanding in accordance with their terms. The 2014 Plan will be administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

On June 6, 2014, the board of directors of the Company granted an aggregate of 67,970,000 stock options exercisable into shares of common stock of the Company at $0.128 per share and, on June 10, 2014, the board of directors of the Company granted an additional 1,000,000 stock options exercisable into shares of common stock of the Company at $0.15 per share. These options were granted to employees and consultants of the Company under the 2014 Plan, which was subject to ratification by the Company’s shareholders. The shareholders of the Company ratified and approved the 2014 Plan through written consent of the Company’s stockholders subsequent to July 31, 2014.

2012 Stock Option Plan

The Company has adopted the 2012 Stock Option Plan (the “2012 Plan”), pursuant to which the Company may grant stock options to directors, officers, employees and consultants. The maximum number of shares reserved for issue under the plan is 5,400,000 shares.

The 2012 Plan is administered by the Company’s board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. Each option, upon its exercise, entitles the optionee to acquire one common share of the Company’s stock, upon payment of the applicable exercise price. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2012 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2012 Plan.

Subsequent to July 31, 2014, the stockholders of the Company approved the 2014 Plan, therefore no further option awards will be granted under the 2012 Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended July 31, 2014 and January 31, 2014 is presented below:

			Weighted
		Weighted	Average Grant
	Number	Average	Date
	of Options	Exercise Price	Fair Value
Outstanding at January 31, 2013	1,885,000	$0.25
Granted	1,570,000	$0.50	$0.44
Cancelled	(450,000)	$0.50

Outstanding at January 31, 2014	3,005,000	$0.34
Expired	(285,000)	$0.25
Granted*	105,000	$0.25	$0.08

Outstanding at July 31, 2014	2,825,000	$0.35	$0.32

Exercisable at July 31, 2014	2,750,000	$0.35

Exercisable at January 31, 2014	2,246,184	$0.38

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

*Under the provisions of ASC 718 Compensation – Stock Compensation, awards granted under an arrangement subject to shareholder approval are not deemed granted until the approval is obtained, thus the number granted does not include stock options granted under the 2014 Plan.

At July 31, 2014, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

Number	Exercise Price	Expiry Date	Number Vested
20,000	$0.25	February 1, 2015	20,000
90,000	$0.25	February 14, 2015	90,000
15,000	$0.25	July 25, 2015	15,000
250,000	$0.75	October 1, 2015	250,000
15,000	$0.25	December 19, 2015	15,000
150,000	$0.35	January 6, 2016	150,000
150,000	$0.55	January 6, 2016	150,000
200,000	$0.75	January 6, 2016	200,000
55,000	$0.25	April 1, 2016	55,000
600,000	$0.25	October 9, 2017	600,000
50,000	$0.25	February 1, 2018	50,000
150,000	$0.25	May 1, 2018	75,000
80,000	$0.25	April 1, 2019	80,000
1,000,000	$0.25	July 30, 2022	1,000,000

2,825,000			2,750,000

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At July 31, 2014, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2014: $Nil and $Nil, respectively).

During the three months and six ended July 31, 2014, the Company recognized a total fair value of $52,888 and $120,711, respectively (2013: $406,122 and $479,473, respectively) of stock based compensation expense relating to the issuance of stock options under the 2012 Plan in exchange for services. There has been no stock based compensation recognized in the financial statements for the three and six months ended July 31, 2014 (2013: $Nil and $Nil, respectively) for options that have been granted under the 2014 Plan, which was still subject to approval by the Company’s shareholders at July 31, 2014, pursuant to the guidance under ASC 718. Compensation relating to these stock options will be recognized beginning in the period in which such shareholder approval is obtained, which occurred subsequent to July 31, 2014.

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

Share Purchase Warrants

At July 31, 2014, the Company had 65,127,946 share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
400,000	$0.75	September 24, 2014
400,000	$0.50	November 26, 2014
100,000	$0.50	December 10, 2014
72,000	$0.75	December 31, 2014
240,000	$0.25	April 7, 2015
120,000	$0.25	April 19, 2015
104,440	$0.75	April 19, 2015
120,000	$0.28	October 4, 2015
498,000	$0.25	August 10, 2017
250,000	$0.10	November 14, 2016
250,000	$0.10	November 26, 2016
227,500	$0.10	December 24, 2016
150,000	$0.25	August 10, 2018
2,400,000	$0.15	April 4, 2019
44,164,332	$0.15	June 10, 2019
6,202,098	$0.075	June 10, 2019
8,255,867	$0.15	July 8, 2019
1,173,709	$0.075	July 8, 2019

65,127,946

During the six months ended July 31, 2014, 24,000 share purchase warrants exercisable at $0.25 per share and 214,506 share purchase warrants exercisable at $0.75 per share expired unexercised.

A summary of the Company’s share purchase warrants outstanding is presented below:

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2013	2,162,506	$0.47
Issued	1,609,940	$0.31
Outstanding at January 31, 2014	3,770,446	$0.40
Cancelled	(600,000)	$0.50
Issued	62,196,006	$0.14
Expired	(238,506)	$0.70

Outstanding at July 31, 2014	65,127,946	$0.15

12.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three and six months ended July 31, 2014, the Company had concentrations of sales with a customer equal to 34% and 36%, respectively (2013: 37% and 39%, respectively) of the Company’s net sales. As at July 31, 2014 the accounts receivable balance for this customer was $43,647 (January 31, 2014: $15,462).

For the three and six months ended July 31, 2014, the Company had concentrations of sales with another customer equal to 3% and 4%, respectively (2013: 8% and 14%, respectively) of the Company’s net sales. As at July 31, 2014 the accounts receivable balance from this customer was $2,113 (January 31, 2014: $3,215).

13.	Commitments

Pursuant to a service agreement dated May 15, 2014, the Company has agreed to paya retainer fee of $14,500 per month to a consultant of the Company, in exchange for marketing, sales and design services to be rendered over the term of the agreement to May 15, 2015. The consultant is a firm of which a direct family member of a director and officer of the Company is a principal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: (1) our product line; (2) our business plan, including our plan to launch a complimentary line of women's innerwear, lounge and sleepwear products within the next 12 months and in the future extend the Naked brand to active wear, swim as well as bed and bath products; (3) our expectation that by the end of fiscal 2015, all of our primary production will be made outside of Canada; (4) the enforceability of our intellectual property rights; (5) projections of market prices and costs; (6) supply and demand for our products; (7) future capital expenditures; and (8) our need for, and our ability to raise, capital. The material assumptions supporting these forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) the enforcement of our intellectual property rights; (4) our ability to launch new product lines; (5) retention of skilled personnel; (6) continuation of current tax and regulatory regimes; (7) current exchange rate and interest rates; and (8) general economic and financial market conditions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to the development or marketing of our apparel products; (3) any adverse occurrence with respect to any of our licensing agreements; (4) our ability to successfully bring apparel products to market; (5) product development or other initiatives by our competitors; (6) fluctuations in the availability and cost of materials required to produce our products; (7) any adverse occurrence with respect to distribution of our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; (9) our ability to enforce our intellectual property rights; (10) our ability to hire and retain senior management and key employees; and (11) other factors beyond our control.

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us”, “our” and “Company” mean our company, Naked Brand Group Inc., and our wholly-owned subsidiary Naked Inc., as applicable.

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

Our principal executive offices are located at 95 Madison Avenue, New York, New York, 10016, and our telephone number is (212) 851-8050.

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

As a result of the Acquisition, Naked became a wholly-owned subsidiary of our company and our business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. We operate out of New York, New York and Abbotsford, British Columbia, Canada.

Our mission is to build a global lifestyle brand business offering innovative apparel, home and personal products. We currently design, manufacture and sell men's innerwear and lounge apparel products under the "Naked" brand to consumers and retailers. We plan to launch a complimentary line of women's innerwear, lounge and sleepwear products, and in the future extend the Naked brand to active wear, swim as well as bed and bath products. Our core brand philosophy for Naked is to provide products that make people feel sexy and confident while being as comfortable as wearing nothing at all. Our goal is to create a new standard for how apparel products worn close to skin fit, feel and function. Our products are sold at a premium fashion stores in North America, primarily in Canada and on the West Coast of the United States including Holt Renfrew, Hudson’s Bay Company and Nordstrom.

Recent Corporate Developments

Since the commencement of our second quarter ended July 31, 2014, we have experienced the following significant corporate developments:

1.

We completed a private placement offering (the “Offering”) resulting in total aggregate proceeds of $7,309,832 to the Company, before deducting commissions and other transaction related expenses, and including the conversion of convertible notes in the aggregate amount of $1,094,159. Each Unit consists of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) a warrant to purchase 166,667 common shares of the Company at an exercise price of $0.15 per share, subject to adjustment.

The funds raised from the sale of the Units will be used for marketing and new product development and design, as well as general working capital requirements.

2.

On June 6, 2014 Ms. Carole Hochman accepted the appointment by the board of directors of the company to serve as the Company’s Chief Executive Officer and Chief Creative Officer, and to serve as a director of the Company, with each appointment effective June 10, 2014 upon the initial closing of the Offering, as described above. Carole Hochman is a renowned designer and sleepwear pioneer. She is considered one of the single most influential women in the intimate apparel and sleepwear business in the United States and has been creating intimate apparel for more than 30 years.

3.

On June 6, 2014 Mr. Michael Flanagan accepted the appointment by the board of directors of the company to serve as the Company’s Chief Financial Officer and Chief Operating Officer effective June 9, 2014. Mr. Flanagan brings more than 30 years of very successful apparel experience in both finance and operations.

4.

On June 6, 2014, we appointed Mr. Carlos Serra, age 45, as our company’s VP Sales and Merchandising, effective June 23, 2014. Mr. Serra is a senior sales, merchandising and marketing executive with over 18 years of experience in the intimate apparel industry.

5.

On June 6, 2014, our board of directors approved a 2014 Long-Term Incentive Plan (the “2014 Plan”), and on August 21, 2014, the 2014 Plan was approved and ratified through written consent by the majority of our stockholders. The 2014 Plan provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees and consultants of our Company. The maximum number of shares of common stock reserved for issue under the plan is 110,000,000 shares.

6.

On September 8, 2014, we filed a preliminary prospectus on Form S-1 with the Securities and Exchange Commission to cover the sale of up to 41,569,071 shares of our common stock that may be issued upon exercise of warrants issued in connection with the Offering.

Outlook

We will continue to operate in the men’s undergarment market and have no current plans to significantly change operations. However, we do plan to make significant changes to our current collections of men’s undergarments, launch a complimentary line of women’s innerwear, loungewear and sleepwear products and in the future extend the Naked brand to other products.

During the fiscal quarter ended July 31, 2014, we were able to secure financing which will enable management to actively pursue planned business objectives and growth strategies. In conjunction with this financing, we installed a new core management team led by fashion visionary and intimate apparel icon Carole Hochman as CEO and Chief Creative Officer.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2014

Revenues

During the three months ended July 31, 2014, our net sales decreased by $38,799, or 19% over the comparative three month period ended July 31, 2013. Net sales decreased as a result of the sell-off of out of season products to discount retailers in the comparative period, as well as the introduction of new products, t-shirts and our NKD subline during the comparative period, which resulted in increased sales in that period from initial orders of these new styles. We sold to 64 boutique stores, 5 department stores, and two online retailers during the three months ended July 31, 2014, as compared to 72 boutique stores and 3 department stores during the comparative three month period.

We expect our sales will increase gradually in subsequent quarters in the current fiscal year as a result of seasonal fluctuations, marketing and promotional activities and the addition of new customers, as management works to implement its more long-term business strategies.

Gross Margins

In the current quarter we wrote down inventory in the amount of $327,600 to reduce inventory to its estimated net realizable value. These write downs are a result of a new core management team and manufacturing partnership which has triggered a period of transition involving product design and production changes. We expect to continue to sell existing inventory over the remaining periods in the current fiscal year as we make this transformation, after which point we plan to launch new collections in the coming fiscal year.

Operating Expenses

	Three months ended July 31,		Change
General and administrative	2014	2013	$	%
Bad debts (recovery)	$1,731	$(6,687)	8,418	(125.9)
Bank charges and interest	8,071	1,905	6,166	323.7
Consulting	24,506	277,474	(252,968)	(91.2)
Depreciation	6,855	5,482	1,373	25.0
Directors fees	9,900	100,633	(90,733)	(90.2)
Insurance	16,146	13,979	2,167	15.5
Investor relations	58,768	45,590	13,178	28.9
Marketing	123,557	87,403	36,154	41.4
Occupancy and rent	18,198	7,131	11,067	155.2
Office and miscellaneous	16,219	31,815	(15,596)	(49.0)
Product development	35,375	95,531	(60,156)	(63.0)
Professional fees	296,600	81,163	215,437	265.4
Salaries and benefits	315,456	176,211	139,245	79.0
Transfer agent and filing fees	17,276	10,611	6,665	62.8
Travel	52,993	35,135	17,858	50.8
Warehouse management	23,718	32,864	(9,146)	(27.8)
Total	$1,025,369	$966,240	29,129	2.9

There was an overall increase in general and administrative expenses for the three months ended July 31, 2014, from the three months ended July 31, 2013. This increase is mostly attributable to an increase in marketing, professional fees, and salaries, as further explained below.

Our marketing expenses increased in the current quarter as a result of a new contract with a marketing, sales and design consultant engaged to provide marketing, creative and strategic direction, including the design and development of new logos, packaging, marketing materials and point of purchase displays.

Professional fees increased year over year, as a result of higher legal fees associated with new employment contracts, a new incentive stock option plan and the related written consent solicitation from our stockholders, and from the preparation of a registration statement in connection with the Offering.

Salaries and benefits increased due to increased staffing levels related to a new core management team and related employment contracts.

Our consulting fees decreased as a result of higher than normal consulting fees incurred in the comparative period, including non-cash share based compensation expense of $244,296 associated with stock options granted to a consultant during that period, and contracts with a branding company, merchandising consulting, and other consultants engaged in special projects in that period.

Directors’ fees in the current period are related to the issuance of stock to a board member appointed in the third quarter of the prior fiscal year. In the comparative period, directors fees were related to stock options granted in that period in connection with the appointment of a new director.

Other income and expenses

We incurred interest expenses of $76,929 for the three months ended July 31, 2014 as compared to $12,831 for the same period in 2013. This increase in interest is attributable to long term financings entered into during the current period, in connection with the Offering. Long-term debt is accruing interest at 6% per annum, payable in cash or in kind at the option of the company.

Financing and accretion charges increased to $2,181,894 for the three months ended July 31, 2014 from $96,912 for the three months ended July 31, 2013. This is the result of the immediate recognition of all commissions and direct financing related expenses associated with the $7.2 Million Offering. Accounting rules required the immediate recognition of all transaction related expenses associated with the Offering as a result of the classification and treatment of the related host contract as a derivative financial instrument, as outlined below.

During the three months ended July 31, 2014, in connection with the Offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and we did not, at the date we issued these securities, have a sufficient number of authorized and unissued shares of common stock available to satisfy the conversion and exercise of all of these securities. As a result, we were required to account for these securities as derivative liabilities. In connection with the issuance of these securities in connection with the Offering, we recorded a derivative expense of $12,028,383 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded a mark to market derivative expense of $12,978,200 as a result of the application of related accounting rules, which require these derivative financial instruments to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These are non-cash income and expense items of our company

Subsequent to July 31, 2014, we obtained the written consent of our stockholders to approve the increase in authorized shares of common stock sufficient to satisfy the securities underlying the Offering. However, the terms of an underlying registration rights agreement will continue to trigger derivative liability classification for the foreseeable future.

We had debt conversion expense of $309,011 and net losses on extinguishment of debt of $128,920 during the three months ended July 31, 2014. These charges arose in connection with the settlement of various short term financing arrangements that had been entered into to bridge operations until the larger Offering was completed. Subsequent to and concurrent with the Offering we settled these short term obligations through a combination of cash and stock issuances, as described in detail in our financial statements filed herein.

For the three months ended July 31, 2013 other expenses included a $485,704 loss associated with the amendment to the Kalamalka Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes.

Net loss and comprehensive loss

Our net loss for the three months ended July 31, 2014 was $29,033,373, or $0.81 per share, as compared to a net loss of $2,037,286, or $0.07 per share, for the three months ended July 31, 2013. The most significant factor for the increase in net loss in the current period is the non-cash loss associated with the derivative accounting in connection with the Offering, as described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2014

Revenues

During the six months ended July 31, 2014, our net sales decreased by $12,551, or 4% over the comparative six month period ended July 31, 2013. Net sales decreased as a result of the sell-off of out of season products to discount retailers in the comparative period, as well as the introduction of new products, t-shirts and our NKD subline during the comparative period, which resulted in increased sales in that period from initial orders of these new styles. We sold to 90 boutique stores, 5 department stores, and two online retailers during the six months ended July 31, 2014, as compared to 86 boutique stores and 3 department stores during the comparative half year period.

We expect our sales will increase gradually in the second half of the current fiscal year as a result of seasonal fluctuations, marketing and promotional activities and the addition of new customers, as management works to implement its more long-term business strategies.

Gross Margins

During the six months ended July 31, 2014, we recorded net write downs of inventory in the amount of $314,600 to reduce inventory to its estimated net realizable value. These write downs are a result of a new core management team and manufacturing partnership which has triggered a period of transition to product design and production changes. We expect to continue to sell existing inventory over the remaining periods in the current fiscal year as we make this transformation, after which point we plan to launch new collections in the coming fiscal year.

Operating Expenses

	Six months ended July 31,		Change
General and administrative	2014	2013	$	%
Bad debts	$1,009	$(1,764)	2,773	(157.2)
Bank charges and interest	9,565	3,308	6,257	189.1
Consulting	29,538	337,756	(308,218)	(91.3)
Depreciation	13,152	10,723	2,429	22.7
Directors fees	24,900	100,633	(75,733)	(75.3)
Insurance	26,652	28,058	(1,406)	(5.0)
Investor relations	74,973	179,452	(104,479)	(58.2)
Marketing	143,563	164,141	(20,578)	(12.5)
Occupancy and rent	27,411	14,941	12,470	83.5
Office and miscellaneous	32,803	60,601	(27,798)	(45.9)
Product development	41,083	125,134	(84,051)	(67.2)
Professional fees	392,186	160,458	231,728	144.4
Salaries and benefits	479,149	319,265	159,884	50.1
Transfer agent and filing fees	21,231	12,779	8,452	66.1
Travel	70,969	66,036	4,933	7.5
Warehouse management	62,830	38,308	24,522	64.0
Total	$1,451,014	$1,619,829	(168,815)	(10.4)

There was an overall decrease in general and administrative expenses to $1,451,014 for the six months ended July 31, 2014, from $1,619,829 for the six months ended July 31, 2013. This decrease is mostly attributable to the decrease in consulting and directors fees from the comparative period.

Our consulting fees decreased as a result of higher than normal consulting fees incurred in the comparative period, including non-cash share based compensation expense of $251,339 mostly associated with stock options granted to a consultant during that period, and contracts with a branding company, merchandising consulting, and other consultants engaged in special projects in that period.

Directors’ fees in the current period are related to the issuance of stock to a board member appointed in the third quarter of the prior fiscal year. In the comparative period, directors fees were related to stock options granted in that period in connection with the appointment of a new director.

Our investor relations expenses was significantly reduced in the first half of the current fiscal year as a result of the termination of contractual relationships with investor relations firms who had been assisting in capital raising efforts through introductions to the institutional and retail investment community. These capital raising efforts were continued internally within the company and, as described above, are reflected in the successful securing of a significant financing during the six months ended July 31, 2014.

Professional fees increased year over year, as a result of higher legal fees associated with new employment contracts, a new incentive stock option plan and the related written consent solicitation from our stockholders, and from the preparation of a registration statement in connection with the Offering.

Salaries and benefits increased due to increased staffing levels related to a new core management team and related employment contracts.

Other income and expenses

We incurred interest expenses of $101,358 for the six months ended July 31, 2014 as compared to $30,074 for the same period in 2013. This increase in interest is attributable to long term financings entered into during current period, in connection with the Offering. Long-term debt is accruing interest at 6% per annum, payable in cash or in kind at the option of the company.

Financing and accretion charges increased to $2,282,985 for the six months ended July 31, 2014 from $96,912 for the six months ended July 31, 2013. This is the result of the immediate recognition of all commissions and direct financing related expenses associated with the $7.2 Million Offering. Accounting rules required the immediate recognition of all transaction related expenses associated with the Offering as a result of the classification and treatment of the related host contract as a derivative financial instrument, as outlined below.

From time to time, the Company has issued short term debt, which arrangements were entered into to bridge operations until longer term financing could be arranged. These short term debt arrangements contained embedded conversion features with price-protection features that result in these instruments being treated as derivatives. In addition, during the six months ended July 31, 2014, in connection with the Offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and we did not, at the date we issued these securities, have a sufficient number of authorized and unissued shares of common stock available to satisfy the conversion and exercise of all of these securities. As a result, we were required to account for these securities as derivative liabilities. In connection with the issuance of these securities in connection with the Offering, we recorded a derivative expense of $12,028,383 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded a mark to market derivative expense of $13,005,182 as a result of the application of related accounting rules, which require derivative financial instruments to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These are non-cash income and expense items of our company.

Subsequent to July 31, 2014, we obtained the written consent of our stockholders to approve the increase in authorized shares of common stock sufficient to satisfy the securities underlying the Offering. However, the terms of an underlying registration rights agreement will continue to trigger derivative liability classification for the foreseeable future.

We had debt conversion expense of $309,011 and net losses on extinguishment of debt of $826,320 during the six months ended July 31, 2014. These charges arose in connection with the settlement of various short term financing arrangements that had been entered into to bridge operations until the larger Offering was completed. Subsequent to and concurrent with the Offering we settled these short term obligations through a combination of cash and stock issuances, as described in detail in our financial statements filed herein.

For the six months ended July 31, 2013 other expenses included a $485,704 loss associated with the amendment to the Kalamalka Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes.

Net loss and comprehensive loss

Our net loss for the six months ended July 31, 2014 was $30,267,233, or $0.86 per share, as compared to a net loss of $2,680,720, or $0.10 per share, for the six months ended July 31, 2013. The most significant factor for the increase in net loss in the current period is the non-cash loss associated with the derivative accounting in connection with the Offering, as described above.

LIQUIDITY AND FINANCIAL CONDITION

Private Placement Offering (the “Offering”)

During the six months ended July 31, 2014, we entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a brokered private placement offering (the “Offering”) for aggregate gross proceeds of $7,309,482 through the sale of 292 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

In connection with the close of the Offering, we issued Debentures in the aggregate principal amount of $7,309,482. As consideration, we (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged our 6% senior secured convertible notes in the aggregate amount of $1,094,159, being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to ninety percent (90%) of the purchase price paid in the Offering.

The Debentures are secured against all the tangible and intangible assets of the Company.

The funds raised from the sale of the Units will be used for marketing and new product development and design, as well as general working capital requirements.

Bridge Financing

On April 7, 2014, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we agreed to issue 6% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate principal amount of $1,083,797. As consideration, the Company (i) received cash proceeds equal to $878,704 (the “Cash Proceeds”), of which $50,000 was received subsequent to July 31, 2014; (ii) exchanged a promissory note with an outstanding amount of $76,388, being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,705, being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

The principal amount of $1,083,797 were to mature on April 7, 2015 (the “Maturity Date”) and were bearing interest at the rate of 6% per annum, payable on the Maturity Date. The principal amount of the SPA Notes and all acquired and unpaid interest thereon were contractually exchanged for securities issued by the Company in connection with the Offering, as defined and described above, at an exchange rate equal to ninety percent (90%) of the aggregate purchase price paid in the Offering.

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

During the six months ended July 31, 2014, we entered into Amendment Agreements with Kalamalka and the Lenders. In connection with the Amendment Agreements, we amended several convertible promissory notes in the aggregate principal amount of $600,000 as follows: (i) we extended the due date of the Notes to October 1, 2016; (ii) we reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; (iii) we removed the Borrowing Margin Requirements; (iv) we reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $0.50 per share to $0.25 per share. As consideration for entering into these amendments, 500,000 share purchase warrants exercisable at a price of $0.50 until August 10, 2018 held by Kalamalka were exchanged for 600,000 warrants exercisable at a price of $0.15 for a period of 5 years from the date of issuance (“New Warrants”) and we issued an additional 1,800,000 New Warrants.

Also during the six months ended July 31, 2014, we entered into a Conversion Agreement with an additional Lender, pursuant to which we issued an aggregate of 1,018,685 shares, at a conversion price of $0.10 per share, to settle a Note in the amount of $100,000 plus accrued and unpaid interest thereon of $1,868.

Further, during the six months ended July 31, 2014, the other remaining principal balance of $75,000 plus accrued interest was converted into a SPA Note, as defined and described above.

Future Financing

At July 31, 2014, we required further financing to implement our proposed business plan.

Working Capital (Consolidated)	July 31, 2014	Jan 31, 2014
	(unaudited)
Current Assets	$4,874,196	$861,049
Current Liabilities	$589,398	$2,300,433
Working Capital (Deficit)	$4,284,798	$(1,439,384)

During the six months ended July 31, 2014, we increased our working capital position as follows;

(i)	we extended the maturity date and certain other terms of other current obligations in the aggregate amount of $600,000, thus improving our working capital position; and

(ii)	we received cash proceeds of $6,094,100 in connection with the issuance of 6% senior secured convertible promissory notes

During the three months ended July 31, 2014, in connection with a private placement offering, we raised aggregate gross proceeds, before debt settlements, of $7,309,832 through the issuance of units consisting of convertible debentures and share purchase warrants. Further, we settled short terms obligations totaling $221,554 through the issuance of 2,145,535 shares of our common stock. As a result of these significant events, management of the company believes we have sufficient working capital to implement our business plan over the next twelve months.

Cash Flows

	Six months ended July 31,
	2014	2013
Cash Flows Used In Operating Activities	$(1,251,254)	$(719,244)
Cash Flows Used In Investing Activities	(19,581)	(2,635)
Cash Flows Provided By Financing Activities	5,592,757	757,724
Net change in Cash During Period	$4,321,922	$35,845

Operating Activities

Cash flows used in our operating activities was $1,251,254 for the six months ended July 31, 2014. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $28,180,533, mostly related to derivative liability accounting.

Investing Activities

Investing activities used cash of $19,581 during the six months ended July 31, 2014, compared to $2,635 for the comparative period. Investing activities in the current period included cash outlays for some retail display and for patent and trademark acquisitions, maintenance and protection being incurred as we develop new products.

Financing Activities

Financing activities provided cash of $5,592,757 for the six month period ended July 31, 2014, compared to $757,724 for the comparative period. We received cash of $6,094,100 in connection with the Offering, which were partially offset by repayments of short term promissory notes in the amount of $416,998 and convertible promissory notes in the amount of $364,640. We also incurred debt offering costs of $646,873 related to commissions and direct transaction related expenses related to the Offering.

Proceeds from financing activities during the six months ended July 31, 2013 mostly included funds received related to private placements.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of September 15, 2014, there were 36,373,884 shares of our common stock issued and outstanding. In addition, at September 15, 2014, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 236,800,000 shares.

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

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonably assured. Significant management judgments and estimates must be made in connection with determination of revenue to be recognized in any accounting period in respect of the timing of when the applicable revenue recognition criteria have been met. If we made different judgments or utilized different estimates for any period material differences in the amount and timing of revenue recognized could result

Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. The Company estimates an allowance for doubtful accounts based on historical losses, the existing economic conditions and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Significant management judgment is involved in making the determination with respect to uncollectible amounts.

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

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities. The expected life of options granted has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 110 Share–Based Payment. As the Company has had limited trading history, we at certain times have estimated the fair value of our common shares with reference to the subscription price of the most recent share offerings. The risk–free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 0% in determining the expense recorded in our consolidated statement of operations given our limited forfeiture experience history.

Derivative Financial Instruments

The Company evaluates its convertible debt and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815 Derivatives and Hedging. The result of applying ASC 815 to certain embedded components of these contracts is that the accounting treatment requires these financial instruments be carried at fair value and be marked-to-market at each balance sheet date. We estimate the fair value of these contracts and embedded components of these contracts using a binomial option valuation model, which utilizes various assumptions and estimates that are subject to management judgment. The assumptions and methods utilized in these models is similar to the assumptions and methods used in estimating stock based compensation awards as outlined above, with the exception that the expected life of these contracts is equal to their contractual life.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts. These contracts are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived or the authorized share capital has been amended to accommodate settlement of these contracts. The Company utilizes the latest inception date sequencing method to reclassify outstanding contracts where the classification is pursuant to insufficient authorized share capital.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

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

During the three months ended July 31, 2014:

(1)

Ms. Carole Hochman accepted the appointment by the board of directors of the company to serve as the Company Chief Executive Officer and Chief Creative Officer, and to serve as a director of the Company.

(2)	Mr. Michael Flanagan accepted the appointment by the board of directors of the company to serve as the Company Chief Financial Officer and Chief Operating Officer.

These changes had a material effect on our internal control over financial reporting as they introduced new oversight roles in the process.

Other than the above changes, there were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 15, 2014, along with the following risks:

Our future success is substantially dependent on the continued service of our senior management; changes in management or organizational structure could have a material adverse effect on our business.

Our future success is substantially dependent on the continued service of our senior management, particularly Joel Primus, our founder. The loss of the services of our senior management could make it more difficult to successfully operate our business and achieve our business goals.

We also may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

In the last year, we have had substantial changes in our management team, including the appointment of a new CEO and CFO. While we believe we now have a strong experienced leadership team, leadership changes can be inherently difficult to manage and may cause disruption to our business or further turnover in our management team. Changes in management, or inadequate management, could lead to an environment that lacks integrity, inspiration and/or a lack of commitment by our employees, which could in turn have a material adverse effect on our business.

We depend on third parties for manufacturing, inventory management and shipping

We use manufacturing partners outside the United States to produce our products. Our products are made in Canada, Turkey and China, with primary production currently completed in Vancouver, Canada. We expect that by the end of fiscal 2015, all of our primary production will be made outside of North America. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases, and acts of terrorism, that may affect a manufacturer’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards. A manufactuer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in complying with contractual commitments or meeting consumer demands and negatively affect consumer confidence in the quality and value of our brand or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition, operating results and cash flows.

We have contracted with a third party logistics provider to outsource our inventory receiving, warehousing and product distribution and shipping needs. As a result, our operations are susceptible to factors, some of which are beyond our control, affecting the third party, including labor disruptions, system failures, accidents, weather conditions, natural disasters, economic disruptions as well as other unforseen events and circumstances. A disruption of our inventory management and shipping operations or a significant loss of inventory could have a material adverse effect on our financial condition, operating results and cash flows.

Our operating results are subject to seasonal and quarterly variations in our net revenue from operations, which could cause the price of our Common Stock to decline.

We have experienced, and expect to continue to experience, significant seasonal variations in our net revenue from operations. Seasonal variations in our net revenue are primarily related to increased sales of our products during our fiscal fourth quarter, reflecting our historical strength in sales during the holiday season.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the following:

•	net revenue and profits contributed by new retailers;

•	increases or decreases in comparable sales;

•	changes in our product mix; and

•	the timing of new advertising and new product introductions.

As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance.

We began selling our products in Canada in January 2010. Our limited operating history makes it difficult to assess the exact impact of seasonal factors on our business or whether or not our business is susceptible to cyclical fluctuations in the economy in the markets in which we operate. In addition, our rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

Any future seasonal or quarterly fluctuations in our results of operations may not match the expectations of market analysts and investors. Disappointing quarterly results could cause the price of our Common Stock to decline. Seasonal or quarterly factors in our business and results of operations may also make it more difficult for market analysts and investors to assess the longer-term strength of our business at any particular point, which could lead to increased volatility in our stock price. Increased volatility could cause our stock price to suffer in comparison to less volatile investments.

If we are unable to execute a strategic manufacturing partnership with an apparel sourcing and manufacturing company, our ability to rapidly and efficiently grow our business could be impacted.

We are actively pursuing a strategic manufacturing partnership aimed at enabling us to more rapidly and cost efficiently grow our business globally, and offering us a means to significantly reduce our costs of goods and operational costs, improve our gross and net margins, and expend our access to the best in class fabrics and materials and manufacturing techniques. If we are unable to come to satisfactory terms with a qualified apparel sourcing and manufacturing company, we may not be able to meet demand for our product or rapidly and efficiently grow our business, any of which could harm our business, financial condition, stock price and results of operations.

If we are unable to adequately demonstrate that our independent manufacturers use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality products while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. While our internal and vendor operating guidelines promote ethical business practices such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others, and we, along with a third party that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our independent manufacturers or the divergence of an independent manufacturer’s labor or other practices from those generally accepted as ethical in Canada, the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. Other apparel manufacturers have encountered significant problems in this regard, and these problems have resulted in organized boycotts of their products and significant adverse publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, stock price and results of operations.

We are currently delinquent in filing our tax returns in certain jurisdictions and, as such we could face unexpected penalties

We are currently delinquent in filing our tax returns in certain jurisdictions in the United States for the fiscal periods ended January 31, 2012, 2013 and 2014. As such, the Company could be assessed penalties for failure to file in excess of the amounts accrued in its financial statements.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 450,000,000 shares of common stock, of which 36,373,884 shares are issued and outstanding as of September 2, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our stock in the future.

Our directors, executive officers, and principal stockholders collectively beneficially own approximately 45% of our common stock.

Our directors, executive officers, and principal stockholders collectively beneficially own approximately 45% of our common stock. As a result, these stockholders, acting together, have substantial influence on the outcome of matters submitted to our stockholders for approving, including the election of directors and any merger, consolidation or sale of all or substantially all our assets. This concentration of ownership might harm the market price of our common stock by delaying, deferring or preventing a change in control, impeding a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB- 2, as filed with the Commission on December 8, 2006)

3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8- K, as filed with the Commission on August 30, 2012)

3.3*	Certificate of Amendment to Articles of Incorporation

3.4	Amended Bylaws (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the Commission on January 28, 2013)

(10)	Material Contracts
10.1	Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the Commission on March 1, 2012)

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

10.65	Form of Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.66	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.67	Form of Warrant (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.68	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.69	2014 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.70	Note Termination Agreement between the company and JMJ Financial (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.71	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.72	Employment Agreement between the company and Carole Hochman (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.73	Amended and Restated Stock Option Award Agreement with Carole Hochman (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on August 26, 2014)

(31 and 32)	Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Carole Hochman

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Michael Flanagan

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Carole Hochman

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Michael Flanagan

(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By: /s/ Michael Flanagan
Michael Flanagan
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: September 15, 2014