Form 10-Q
period 2014-10-31
NAKED BRAND GROUP INC.
filed 2014-12-15
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

 or

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,194,185 common shares issued and outstanding as of December 15, 2014.

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

Naked Brand Group Inc.
Interim Condensed Consolidated Financial Statements
For the Quarterly Period Ended October 31, 2014 and 2013
(Unaudited)

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	October 31,	January 31,
	2014	2014

ASSETS
Current assets
Cash	$3,332,510	$67,478
Accounts receivable, net of allowances	115,592	68,859
Advances receivable, net of allowances	-	50,000
Inventory	260,981	604,046
Prepaid expenses and deposits	79,991	70,666
Total current assets	3,789,074	861,049

Equipment, net	22,011	6,300
Intangible assets, net	47,410	39,877
Deferred financing fees	50,335	65,539

TOTAL ASSETS	$3,908,830	$972,765

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$355,537	$639,099
Interest payable	172,438	-
Promissory notes payable	3,450	397,422
Current portion of convertible promissory notes	-	1,022,294
Derivative financial instruments	-	241,618
Total current liabilities	531,425	2,300,433
Deferred compensation	103,703	-
Convertible promissory notes	602,205	1,670
Derivative financial instruments	17,527,500	-

TOTAL LIABILITIES	18,764,833	2,302,103
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock Authorized 450,000,000 common shares, par value $0.001 per share Issued and outstanding 36,598,884 common shares (January 31, 2014: 34,728,139)	36,599	34,728
Common stock to be issued	15,000	7,500
Accumulated paid-in capital	14,377,669	4,874,095
Accumulated deficit	(29,279,026)	(6,239,416)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (capital deficit)	(14,856,003)	(1,329,338)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,908,830	$972,765

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013

Net sales	$145,790	$117,521	$430,590	$414,872

Cost of sales	132,447	121,895	668,253	367,490

Gross profit (loss)	13,343	(4,374)	(237,663)	47,382

Operating Expenses
General and administrative expenses	2,928,788	547,736	4,379,802	2,167,565
Foreign exchange	6,790	9,091	18,764	30,899

Total operating expenses	2,935,578	556,827	4,398,566	2,198,464

Operating loss	(2,922,235)	(561,201)	(4,636,229)	(2,151,082)

Other income (expense)
Interest expense	(116,760)	(19,986)	(218,118)	(50,060)
Accretion of debt discounts and finance charges	19,863	(240,613)	(2,263,122)	(362,374)
Derivative expense	-	-	(12,028,383)	(115,000)
Gain (Loss) on extinguishment of debt	15,555	-	(810,765)	(485,704)
Debt conversion expense	-	-	(309,011)	-
Fair value mark-to-market adjustments	10,231,200	425,400	(2,773,982)	87,100

Total other income (expense)	10,149,858	164,801	(18,403,381)	(926,038)

Net comprehensive income (loss) for the period	$7,227,623	$(396,400)	$(23,039,610)	$(3,077,120)

Net income (loss) per share
Basic	$0.20	$(0.01)	$(0.65)	$(0.11)
Diluted	$(0.02)	$(0.01)	$(0.65)	$(0.11)

Weighted average shares outstanding
Basic	36,403,554	32,032,462	35,530,595	30,699,038
Diluted	196,063,987	32,032,462	35,530,595	30,699,038

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
(Unaudited)

								Accumulated	Total
			Accumulated					Other	Stockholders'
	Common Stock		Paid-in	Common stock	Subscriptions		Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Receivable		Deficit	Income (Loss)	(Deficiency)
Balance - February 1, 2013	28,522,000	$28,522	$2,158,151	$3,750	$-		$(2,000,926)	$(6,245)	$183,252
Shares issued pursuant to private placement repricing	214,000	214	239,466	-	-		-	-	239,680
Shareholder dividend	-	-	(239,680)	-	-		-	-	(239,680)
Private placements	3,333,000	3,333	829,917	-	(150,000)		-	-	683,250
Offering costs	-	-	(26,610)	-	-		-	-	(26,610)
Shares issued/to be issued in exchange for services rendered	75,000	75	89,175	18,000	-		-	-	107,250
Modification of convertible debt terms and warrants	-	-	485,704	-	-		-	-	485,704
Shares issued in connection with promissory notes	310,000	310	114,090	-	-		-	-	114,400
Warrants issued in connection with promissory notes	-	-	24,600	-	-		-	-	24,600
Shares issued under equity line with Lincoln Park	1,519,500	1,520	298,480	-	-		-	-	300,000
Less: issuance costs	-	-	(57,262)	-	-		-	-	(57,262)
Derivative liability reclassification	-	-	177,900	-	-		-	-	177,900
Stock based compensation	-	-	606,561	-	-		-	-	606,561
Net loss for the period	-	-	-	-	-		(3,077,120)	-	(3,077,120)
Balance, October 31, 2013	33,973,500	$33,974	$4,700,492	$21,750	$(150,000	) $	(5,078,046)	$(6,245)	$(478,075)

Balance, February 1, 2014	34,728,139	$34,728	$4,874,095	$7,500	$-		$(6,239,416)	$(6,245)	$(1,329,338)
Shares issued in connection with promissory notes	40,000	40	2,710	-	-		-	-	2,750
Modification of convertible debt terms and warrants	-	-	697,400	-	-		-	-	697,400
Return to treasury pursuant to private placement escrow agreement	(600,000)	(600)	600	-	-		-	-	-
Shares issued in settlement of debt	2,205,745	2,206	537,103	-	-		-	-	539,309
Shares issued/to be issued in exchange for services rendered	225,000	225	32,175	7,500	-		-	-	39,900
Derivative liability reclassification	-	-	6,139,000	-	-		-	-	6,139,000
Stock based compensation	-	-	2,094,586	-	-		-	-	2,094,586
Net loss for the period	-	-	-	-	-		(23,039,610)	-	(23,039,610)
Balance, October 31, 2014	36,598,884	$36,599	$14,377,669	$15,000	$-		$(29,279,026)	$(6,245)	$(14,856,003)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the nine months ended October 31,	2014	2013

Cash flows from operating activities
Net loss	$(23,039,610)	$(3,077,120)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	(3,612)	4,017
Provision for obsolete inventory	290,000	-
Depreciation and amortization	19,181	16,445
Other items not involving cash (Schedule 1)	19,854,719	1,583,194
Unrealized foreign exchange	2,760	-
Increase (decrease) in cash resulting from change in:
Accounts receivable	(43,121)	296,106
Advances receivable	50,000	-
Prepaid expenses and deposits	(9,325)	(103,027)
Inventory	53,065	(321,776)
Accounts payable	(256,854)	273,630
Interest payable	172,438	-
Deferred compensation	103,703	-
Finance fees paid in connection with long term debt offering	525,113	(28,574)
Finance fees paid in connection with debt extinguishment	(38,008)	-
Net cash used in operating activities	(2,319,551)	(1,357,105)

Cash flows from investing activities
Acquisition of intangible assets	(22,535)	(3,862)
Purchase of equipment	(19,888)	(3,651)
Net cash used in investing activities	(42,423)	(7,513)

Cash flows from financing activities
Proceeds from share issuances	-	983,250
Share issuance offering costs	-	(83,872)
Proceeds from the issuance of promissory notes	927,168	225,000
Repayments of promissory notes	(413,385)	(64,688)
Proceeds from convertible promissory notes	6,094,100	450,000
Repayments of convertible promissory notes	(364,640)	(166,667)
Debt offering costs	(616,237)	-
Repayments of related party payables	-	(13,916)
Net cash provided by financing activities	5,627,006	1,329,107

Net increase in cash	3,265,032	(35,511)
Cash at beginning of the period	67,478	43,780
Cash at end of the period	$3,332,510	$8,269

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the nine months ended October 31,	2014	2013

Cash paid during the period for:
Interest	$30,127	$44,493
Taxes	-	-
Non-cash financing activities:
Extinguishment of accounts payable with equity	$11,158	$-
Settlement of notes through the issuance of shares	299,444	-
Repayment of promissory note through issuance of new promissory note	205,083	-

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares issued for services	$24,900	$89,250
Shares to be issued in exchange for services	15,000	18,000
Loss on extinguishment of debt	810,765	485,704
Stock based compensation	2,094,586	606,561
Derivative expense	12,028,383	115,000
Change in fair value of derivative financial instruments	2,773,982	(87,100)
Debt issuance costs paid in warrants	1,552,700	-
Debt conversion expense	309,011	-
Amortization of deferred financing fees	142,043	142,695
Interest capitalized to convertible debt	10,372	-
Shares issued as penalty under debt agreements	1,250	-
Accretion of debt discount	91,727	213,084

	$19,854,719	$1,583,194

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

As a result of the Acquisition, Naked became a wholly-owned subsidiary of the Company and the Company’s business became the manufacture and sales of direct and wholesale undergarments in Canada and the United States to consumers and retailers. The Company operates out of New York, New York, United States of America and Abbotsford, British Columbia, Canada.

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

As of October 31, 2014, the Company had not yet achieved profitable operations and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company may be required to obtain the necessary financing to pursue its plan of operation. Management plans to fund operations over the next twelve months using current working capital on hand. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes or Adoptions in Significant Accounting Policies

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the latest inception date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market. The Company estimates the fair value of these instruments using the binomial option pricing model.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ended January 31, 2015.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Net Income (Loss) per share

Net income (loss) per share was determined as follows:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Numerator
Net income (loss)	$7,227,623	$(396,400)	$(23,039,610)	$(3,077,120)
Less: Shareholder dividend	-	-	-	(239,680)
Less: Adjustment to income	(10,103,774)	-	-	-
	$(2,876,151)	$(396,400)	$(23,039,610)	$(3,316,800)
Denominator
Weighted average common
shares outstanding	36,403,554	32,032,462	35,530,595	30,699,038
Effect of dilutive securities
Warrants	59,796,006	-	-	-
Convertible debt	99,864,427	-	-	-
Diluted weighted average
common shares outstanding	196,063,987	32,032,462	35,530,595	30,699,038

Basic net income (loss) per share	$0.20	$(0.01)	$(0.65)	$(0.11)
Diluted loss per share	$(0.02)	$(0.01)	$(0.65)	$(0.11)
Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options	78,074,940	6,482,946	137,870,946	6,482,946
Convertible debt	-	2,247,352	99,864,427	2,247,352
	78,074,940	8,730,298	237,735,373	8,730,298

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of October 31, 2014, there is only one single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended		Nine months ended
		October 31,		October 31,
	2014	2013	2014	2013

United States	$78,840	$64,908	$270,003	$258,143
Canada	66,950	52,613	160,587	156,729

	$145,790	$117,521	$430,590	$414,872

At October 31, 2014, the net book value of long-lived assets were located within North America as follows:

	Equipment	Intangible assets
United States	$12,852	$12,569
Canada	9,159	34,841
	$22,011	$47,410

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

3.	Inventory

Inventory of the Company consisted of the following:

	October 31,	January 31,
	2014	2014

Finished goods	$503,073	$528,461
Raw materials	47,908	75,585
	550,981	604,046
Less: allowance for obsolete inventory	(290,000)	-

Total inventory	$260,981	$604,046

Balances at October 31, 2014 and January 31, 2014 are recorded at historical cost, less amounts for potential declines in value. At October 31, 2014, management has recorded an allowance for obsolescence of $290,000 (2014: $Nil) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

4.	Equipment

Property and equipment of the Company consisted of the following at October 31, 2014 and January 31, 2014:

	October 31,	January 31,
	2014	2014

Furniture & equipment	$11,630	$6,630
Computer equipment	19,424	4,534

	31,054	11,164
Less: Accumulated depreciation	(9,043)	(4,864)

	$22,011	$6,300

Depreciation expense for the three and nine months ended October 31, 2014 was $2,155 and $4,179, respectively (2013: $500 and $1,059, respectively).

5.	Intangible Assets

Intangible assets of the Company consisted of the following at October 31, 2014 and January 31, 2014:

	October 31,	January 31,	Useful life
	2014	2014	(Years)

Trade Names/Trademarks	$42,410	$24,874	Indefinite
Website	49,512	44,512	2

	91,922	69,386
Less: accumulated amortization	(44,512)	(29,509)

	$47,410	$39,877

Amortization expense for each of the three and nine months ended October 31, 2014 was $3,874 and $15,002, respectively (2013: $5,222 and $15,386, respectively).

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

6.	Related Party Transactions and Balances

Related Party Balances

At October 31, 2014, included in advances receivable is an amount of $Nil (January 31, 2014: $50,000) paid to a director of the Company as an advance for expenses to be incurred on behalf of the Company in the January, 2015 fiscal year.

At October 31, 2014, included in accounts payable and accrued liabilities is $1,170 (January 31, 2014: $24,682) owing to directors and officers of the Company for reimbursable expenses. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At October 31, 2014, an amount of $978,779 (January 31, 2014: $Nil) in convertible notes payable and $22,893 in accrued interest payable, was owing to directors and officers of the Company. Included in convertible notes payable at October 31, 2014 is an amount of $295 (January 31, 2014: $Nil) in respect of these amounts owing, after applicable unamortized debt discounts.

At October 31, 2014, included in deferred compensation is $103,703 related to the amortization of salaries payable to a director and officer of the Company over the term of the director and officer’s related CEO employment contract, as described below.

Related party transactions

During the three and nine months ended October 31, 2014, included in general and administrative expenses is $43,500 and $157,300, respectively (2013: $Nil and $Nil, respectively) in respect of directors fees and investor relations fees, $1,872,467 and $1,975,515, respectively (2013: $56,025 and $218,566, respectively) in respect of share based compensation expense for the vesting of stock options granted in prior periods to directors and officers of the Company, and $43,500 and $89,000, respectively (2013: $Nil and $Nil, respectively) in respect of marketing fees paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Pursuant to a board agreement dated September 24, 2013, the Company has agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the three and nine months ended October 31, 2014, the Company recorded directors fees of $Nil and $24,900, respectively (2013: $Nil and $Nil, respectively) in respect of the third and fourth tranche of 75,000 common shares that have been earned under this agreement. The fair values per share were determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and Director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 57,150,000 shares of common stock of the Company, equal to 20% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis, (the “CEO Options”), with each option exercisable at $0.128 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company has agreed to issue 100,000 common shares to a consultant of the Company. An amount of $15,000 is included in common stock to be issued at October 31, 2014. The fair value of $0.15 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. At October 31, 2014, an amount of $103,703 (January 31, 2014: $Nil) in deferred compensation related to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

7.	Promissory Notes Payable

	October 31, 2014	January 31, 2014

Promissory note bearing interest at 10% per annum payable at maturity, unsecured, matured on February 1, 2014(ii)	$-	75,000

Promissory note in the principal amount of $309,062, non- interest bearing, unsecured, repayable in five equal semi- monthly instalments of $41,667 plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The one-time interest charge of 15%, or $37,500 is convertible at maturity, at the option of the holder, into shares of common stock of the Company at a price of $0.10 per share (iii)	-	309,062

Promissory note in the principal amount of CDN$28,750, non- interest bearing, repayable in equal instalments of CDN$3,125 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty. The final CDN$3,750, representing a 15% original issue discount (“OID”) is repayable upon the company reporting net income from operations in a single month (iv)	3,450	14,668

Promissory note in the principal amount of CDN$57,500, non- interest bearing, repayable in equal instalments of CDN$9,583 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty (v)	-	43,250

Less: debt discounts	-	(44,558)
	3,450	397,422
Less: current portion	(3,450)	(397,422)
	$-	$-

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

Repayment of the SPA Notes was collateralized against all the tangible and intangible assets of the Company. The principal amount of $1,083,797 were to mature on April 7, 2015 (the “Maturity Date”) and was bearing interest at the rate of 6% per annum, payable on the Maturity Date. On June 10, 2014, these notes, along with accrued interest of $10,362 were exchanged for securities in a subsequent offering (Note 8(i)), at an exchange rate equal to 90% of the price paid by investors in that offering. The Company recorded debt conversion expense of $121,573, related to this purchase price discount upon these Notes being converted for units in the subsequent offering.

The Company incurred $89,849 in issuance costs in respect of the SPA Notes.

During the three and nine months ended October 31, 2014, the Company recorded $Nil and $10,372, respectively (2013: $Nil and $Nil, respectively) in respect of interest on this note and $Nil and $89,849, respectively (2013: $Nil and Nil, respectively) in respect of the accretion of deferred financing fees.

(ii)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matured on February 1, 2014 and was bearing interest at a rate of 10% per annum payable at maturity.

During the nine months ended October 31, 2014, the Company issued 796,850 common shares of the Company in full and final settlement of this note, along with accrued interest of $4,685. This resulted in a loss on extinguishment of debt of $119,528. The fair value of $0.25 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

During the three and nine months ended October 31, 2014, the Company recorded $Nil and $935, respectively (2013: $Nil and $Nil, respectively) in respect of interest on this note, up to the date of settlement of this note.

(iii)

On January 13, 2014, the Company issued a promissory note in the principal amount of $309,062, which was comprised of: (i) $250,000 consideration received; (ii) a one-time interest charge of $37,500, being 15% of the proceeds received (the “OID”); and (iii) an amount of $21,562, being the remaining principal balance due under a separate note agreement with the same lender.

The promissory note was repayable in five monthly instalments of $41,667 over the term of the note plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The Company repaid this promissory note during the nine months ended October 31, 2014.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The issuance of this promissory note as consideration of the remaining balance due and payable under the September 4 Note was recorded at the redemption amount pursuant to the applicable guidance under ASC 470-20.

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $33,972, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note.

(iv)

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the nine months ended October 31, 2014. The OID is repayable upon the Company recognizing net income from operations in any given month during the term of the note.

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

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $3,280, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note.

(v)

On December 20, 2013, the Company issued a promissory note in the principal amount of CDN$57,500. The Company received $47,660 (CDN$50,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,149 (CDN$7,500). The note matured and was repaid during the nine months ended October 31, 2014.

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

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $7,985, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(vi)

On February 12, 2014, the Company issued a promissory note in the principal amount of CDN$61,295. The Company received $48,463 (CDN$53,300) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,270 (CDN$7,995). The note matured and was repaid during the nine months ended October 31, 2014.

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

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $8,770, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of the discount on this note and financing fees of $Nil and $935, respectively (2013: $Nil and $Nil, respectively) in respect of a finder’s fee paid in connection with the issuance of this note.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

8.	Convertible Promissory Notes Payable

	October 31, 2014	January 31, 2014

Senior Secured Convertible Debentures, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to First and Second Kalamalka Amendment Agreement, due June 10, 2017 (i).	$7,309,832	$-

Revolving Credit Facility, bearing interest at 12% per annum, due August 16, 2014 (ii)	-	500,000

Revolving Credit Facility, bearing interest at 12% per annum, due January 31, 2014 (ii)	-	275,000

First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to promissory notes (Note 7(i)), due October 1, 2016 (i)	600,000	-

Convertible promissory note payable, non-interest bearing due, February 9, 2014 (iii)	-	128,704

Convertible promissory note payable, non-interest bearing, due November 13, 2014 (iv)	-	124,444

Convertible promissory notes, bearing interest at 8% per annum, due September 23, 2014 (v)	-	91,688

Convertible promissory notes, bearing interest at 8% per annum, due September 17, 2014 (vi)	-	84,085

Less: debt discounts	(7,307,627)	(179,957)
	602,205	1,023,964
Less: current portion	-	(1,022,294)
	$602,205	$1,670

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

The aggregate principal amount of $7,309,832 matures on June 10, 2017 and bears interest at the rate of 6% per annum, payable quarterly, in cash or in kind, at the option of the Company provided certain equity conditions of the Debentures have been met, valued at the then conversion price of the Debentures. At October 31, 2014, such equity conditions had not been met and, consequently, the terms of the Debentures limit the ability of the Company to elect payment of interest accruing under the Debentures in shares of common stock (“in kind”) unless such condition is formally waived by each holder. Subsequent to October 31, 2014 and in connection with the first interest payment date, the Company received waivers from holders of $4,074,482 in outstanding principal amounts of the Debentures. Such holders received payment of interest in kind, resulting in the issuance of 1,595,301 shares of our common stock and 44,492 shares of our common stock to be issued as payment for $122,984 in interest due.

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

The Company allocated the proceeds from the issuance of the Debentures first to the derivative financial instruments, at their fair values, with the remainder being allocated to the Debentures. The fair value of the derivative financial instruments of $19,338,215 at issuance resulted in a debt discount at issuance of $7,309,832, the entire aggregate principal balance of the Debentures. The remaining derivative financial instruments value over the proceeds of the debt at issuance of $12,028,383 was immediately expensed on the consolidated statement of operations as derivative expense, during the three and nine months ended October 31, 2014. This discount was being amortized using the effective interest method over the term of the Debentures.

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $1,684 and $2,205, respectively (2013: $Nil and $Nil, respectively) in accretion of this discount.

In connection with the Offering, the Company incurred finance fees of $2,021,213 as follows:

(i)	The Company paid a cash commission of $468,513, or 8% of the gross proceeds raised from certain of the Purchasers;

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

The finance fees were allocated to the Debentures and related derivative financial instruments in the same proportion as the allocation of proceeds to each instrument at the issuance date and, consequently, since the derivative financial instruments were allocated 100% of the proceeds, these finance charges were allocated to the derivative financial instrument at issuance and, as a result of these instruments being carried at fair value, were recorded as an immediate finance expense on the condensed consolidated statement of operations during the nine months ended October 31, 2014.

On September 8, 2014, the Company filed an initial prospectus on Form S-1 with the Securities and Exchange Commission (SEC) to register the sale of up to 41,569,071 shares issuable upon exercise of certain of the warrants issued in connection with the Offering. On October 8, 2014, the SEC declared the registration statement effective.

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

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which were being amortized using the effective interest method over the term of the Notes. During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $5,587, respectively (2013: $2,645 and $7,800, respectively) in respect of the accretion of this discount and $Nil and $10,356, respectively (2013: $15,123 and $44,493, respectively), in interest in respect of these Notes.

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

The loss was recorded on the consolidated statement of operations during the nine months ended October 31, 2013, with a corresponding credit to additional paid in capital. In connection with the reduction in borrowing capacity, the Company wrote off $56,555 of unamortized deferred finance charges in proportion to the decrease in the borrowing capacity, and incurred $2,520 in deferred financing fees in connection with the amendments. This cost was recognized as finance charges on the consolidated statement of operations during the year ended January 31, 2014. On April 4, 2014, $400,000 of the $500,000 principal balance was further amended and included in the First Kalamalka Amended Agreement below.

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

Each New Warrant is exercisable into one common share at a price of $0.15 per share for a period of five years from the closing date of the Subsequent Financing (Note 8(i)). The Company has the right to call the New Warrants if the volume weighted average closing price of the Company’s shares exceeds $0.40 per share for more than 20 consecutive trading days at any time after twenty four months following the closing date. In that event, the New Warrants will expire 30 days following the date the Company delivers notice in writing to the warrant holders announcing the call of the New Warrants. In addition, the New Warrants contain piggyback registration rights on any subsequent registration statement filed with the SEC, including, without limitation, any registration statement that may be required to be filed with the SEC in connection with the Subsequent Financing (Note 8(i)).

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

The loss was recorded on the condensed consolidated interim statement of operations during the nine months ended October 31, 2014, with a corresponding credit to additional paid in capital. In connection with the First Kalamalka Amendment Agreement and the Second Kalamalka Amendment Agreement (as defined and described below), the Company incurred $36,993 in deferred financing fees. These cost have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the amended Notes. During the three and nine months ended October 31, 2014, the Company recorded financing expense of $7,006 and $16,130, respectively (2013: $Nil and $Nil, respectively) in respect of the amortization of these charges.

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

The fair value of the Lender Warrants of $58,600 at issuance resulted in a debt discount of $41,225, and along with a beneficial conversion feature of $17,600, resulted in a total debt discount at issuance of $58,825, which was amortized using the effective interest method over the term of the Notes to January 31, 2014. During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $Nil, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of this discount and $Nil and $5,696, respectively (2013: $Nil and $Nil, respectively), in interest in respect of these Notes.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The fair value of the Agent’s Warrants of $67,600 was recorded as a deferred financing charge and was amortized to income over the term of the Notes to January 31, 2014 using the effective interest method. During the three and nine months ended October 31, 2014, the Company recorded $Nil and $2,968, respectively (2013: $Nil and $Nil, respectively) in financing charges in respect of the amortization of these fees.

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

The loss was recorded on the condensed consolidated interim statement of operations during the nine months ended October 31, 2014, with a corresponding credit to additional paid in capital.

In addition, during the nine months ended October 31, 2014, the Company exchanged a Note with an outstanding amount of $76,388, including accrued interest of $1,388, for the issuance of a SPA Note in the same amount (Note 7(i)). The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the exchange of debt instruments. Under the guidance of ASC 470-50, the exchange was considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting. The Company calculated the fair value of the amended Note by discounting future cash flows using a discount rate representative of current borrowing rates for debt instruments and valuing the discount included in the amended Note with respect to its conversion into a Subsequent Financing (Note 7(i)). There was a trivial gain on settlement which was not recorded in these condensed consolidated interim financial statements.

(iii)

On October 4, 2013, the Company issued an Original Issue Discount (OID) convertible promissory note in the amount of $343,212. The purchase price for this note was $300,000. The note was to mature on February 9, 2014, and was repayable in eight equal instalments of $42,902 over the term of the note (each a “Regular Repayment”).

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

In addition, the lender was entitled to 5,000 common shares in the event the Company did not make a Regular Repayment when due and payable under the terms of the note. During the nine months ended October 31, 2014, the Company requested an extension on the sixth, seventh and eighth Regular Repayments and, consequently Company issued 15,000 common shares to the lender. The fair value of these shares of $1,250, which was determined with reference to the quoted market price of the Company’s stock on the commitment date, was recorded as a charge to general and administrative expense in the consolidated statement of operations for the nine months ended October 31, 2014.

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $7,754, respectively (2013: $Nil and $Nil, respectively) in respect of the accretion of this discount on this note.

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

The deferred finance fees were recorded as a deferred finance charge and were amortized to income over the term of the note using the effective interest method. During the three and nine months ended October 31, 2014, the Company recorded financing expense of $Nil and $3,607 (2013: $10,359 and $10,359) in respect of the amortization of these charges.

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

The Company allocated the proceeds from the issuance of the promissory note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the promissory note. The fair value of the derivative financial instrument of $155,500 at issuance resulted in a debt discount at issuance of $111,111, the entire principal balance of the promissory note. The remaining derivative financial instrument value over the proceeds of the debt at issuance of $55,500 was immediately expensed on the consolidated statement of operations as derivative expense, during the year ended January 31, 2014. This discount was being amortized using the effective interest method over the term of the promissory note.

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $2,065, respectively (2013: $Nil and $Nil, respectively) in accretion of this discount.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

(v)

On December 23, 2013, the Company entered into two securities purchase agreements (the “Securities Purchase Agreements”) dated December 23, 2013 with two lenders, whereby the Company could issue six convertible notes, each in the aggregate principal amount of $25,000 (each, a “Note”). The first two of the Notes were paid for by the lenders in cash (the “Cash Notes”) and the third, fourth, fifth and sixth of the Notes (the “Back End Notes”) were initially paid for by the issuance of four offsetting $25,000 secured notes receivable issued to the Company by the lenders (each, a “Offsetting Note”), provided that prior to conversion of the four Back End Notes as described below, the lenders must have paid off the applicable Offsetting Note in cash.

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

The Notes could be redeemed at any time on or before 180 days after issuance, subject to redemption premiums of 20-40%, after which time the notes could not be redeemed.

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

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $16,280, respectively (2013: $Nil and $Nil, respectively) in accretion of these discounts.

In connection with the issuance of the Cash Notes, the Company incurred deferred finance fees of $8,000. The deferred finance fees were recorded as a deferred finance charge and were being amortized to income over the term of the Cash Notes using the effective interest method. During the three and nine months ended October 31, 2014, the Company recorded financing expense of $Nil and $6,944, respectively (2013: $Nil and $Nil, respectively) in respect of the amortization of these charges.

During the nine months ended October 31, 2014, the Company repaid the Cash Notes. The repayment of these Cash Notes resulted in a total gain on extinguishment of debt of $5,000, being the carrying value of the Cash Notes less the total cash consideration paid upon redemption.

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

During the three and nine months ended October 31, 2014, the Company recorded accretion expense of $Nil and $3,826, respectively (2013: $Nil and $Nil, respectively) in accretion of this discount.

In connection with the issuance of the Note, the Company incurred deferred finance fees of $11,500. The deferred finance fees were recorded as a deferred finance charge and were being amortized to income over the term of the Note using the effective interest method. During the three and nine months ended October 31, 2014, the Company recorded financing expense of $Nil and $10,180, respectively (2013: $Nil and $Nil, respectively) in respect of the amortization of these charges.

During the nine months ended October 31, 2014, the Company repaid the Note. The repayment of these Cash Notes resulted in a gain on extinguishment of debt of $27,958, being the cash consideration paid upon redemption less the carrying value of the Note and the related embedded conversion feature of $64,900, which was being accounted for as a derivative financial instrument.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

9.	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 8 (i), (iv) and (vi)), which have no observable market data and are derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy, at October 31, 2014 and January 31, 2014:

	October 31,	January 31,
	2014	2014
Embedded conversion features	$14,217,000	$241,618
Warrants	3,310,500	-

Derivative financial instruments	$17,527,500	$241,618
Less: Current Portion	-	(241,618)
	$17,527,500	-

These derivative financial instruments arise as a result of applying ASC 815 Derivative and Hedging (“ASC 815”), which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

From time to time, the Company has issued notes with embedded conversion features which contain price-protection features that result in these instruments being treated as derivatives. In addition, during the nine months ended October 31, 2014, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts (Note 8(i)). Further, these embedded conversion features and warrants issued during the nine months ended October 31, 2014 were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments. As a result, the Company was required to account for these instruments as derivative financial instruments.

During the nine months ended October 31, 2014, the Company received stockholder approval through written shareholder consent to increase the authorized shares of common stock in the Company from 100,000,000 to 450,000,000, which amount is now sufficient to fully settle all the outstanding contracts. In addition, during the nine months ended October 31, 2014, the registration statement covering the resale of certain of the warrants covered under the registration rights agreement that were required to be accounted for as derivative liabilities, was filed with and was declared effective by the Securities and Exchange Commission. Consequently, certain of these warrants were no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the nine months ended October 31, 2014 and for the year ended January 31, 2014 at their fair value as follows:

	October 31,	January 31,
	2014	2014
Derivative financial instruments, beginning of the period	$241,618	$-
Fair value of warrants and embedded conversion features at commitment dates	20,890,900	428,876
Fair value mark to market adjustments	2,773,982	(9,358)
Extinguishment of derivative liability upon extinguishment of host contract	(240,000)	(177,900)
Reclassification of derivative liability upon change in triggering events	(6,139,000)	-
Derivative financial instruments, end of the period	$17,527,500	$241,618

On the commitment date of the related convertible promissory notes, the Company recorded a debt discount to the extent of the gross proceeds of the promissory note, and immediately expensed any remaining derivative value as a derivative expense. During the three and nine months ended October 31, 2014, the Company recorded $Nil and $12,028,383, respectively (2013: $Nil and $115,000, respectively) in derivative expense.

During the three and nine months ended October 31, 2014, the Company recorded other income (expenses) of $10,231,200 and $(2,773,982), respectively (2013: $425,400 and $87,100 respectively) related to the change in fair value of the warrants and embedded conversion features, which is presented in the change in fair value of derivative financial instruments in the accompanying consolidated statements of operations.

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at October 31, 2014 and January 31, 2014 using the binomial option pricing model based on the following weighted average management assumptions:

	Reclassification	October 31,	January 31,
	Date	2014	2014
Risk-free interest rate	1.57%	1.52%	0.34%
Expected life (years)	4.69	4.26	1.78
Expected volatility(1)	117.49%	139.14%	132.09%
Stock price	$0.18	$0.19	$0.08
Dividend yields	0.00%	0.00%	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

During the nine months ended October 31, 2014 and during the year ended January 31, 2014, the Company repaid certain promissory notes which contained derivative financial instruments and the corresponding derivative financial instrument were extinguished upon extinguishment of the related host contract.

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

The Company incurred $58,656 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital during the year ended January 31, 2014. The shares of common stock issued a commitment fee are being recorded as a share issuance cost at par value with a corresponding charge against additional paid in capital in the period they are issued. During the nine months ended October 31, 2014, the Company did not issue any securities under this Purchase Agreement.

11.	Stockholders’ Equity

Authorized

On June 6, 2014, the Company’s board of directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 450,000,000. The shareholders of the Company ratified and approved this amendment through a majority vote of written consent of the Company’s stockholders on August 21, 2014.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Nine months ended October 31, 2014

i)	On May 12, 2014, the Company issued an aggregate of 1,815,535 common shares in settlement of loans outstanding of $180,703, including aggregate accrued interest of $5,703.

ii)	On June 17, 2014, the Company issued 330,000 common shares as partial consideration related to the settlement of a loan outstanding of $124,444.

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

iv)

On September 25, 2014, the Company issued 225,000 common shares to a director of the Company as consideration under a board agreement dated September 24, 2013 (the “Board Agreement”). These shares were recorded at their fair values on the date they were committed to be issued pursuant to the Board Agreement. The fair values per share were determined with reference to the quoted market price of the Company’s stock on the respective commitment dates.

Nine months ended October 31, 2013

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

2014 Stock Option Plan

On June 6, 2014, the Company’s board of directors approved a 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees and consultants of the Company. Stockholder approval of the plan was obtained on August 21, 2014.

The maximum number of our common shares reserved for issue under the plan is 110,000,000 shares subject to adjustment in the event of a change of the Company’s capitalization (as described in the 2014 Plan). As a result of the adoption of the 2014 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2012 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended October 31, 2014 and January 31, 2014 is presented below:

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2014	3,005,000	$0.34
Expired	(285,000)	$0.25
Granted	69,075,000	$0.13	$0.22

Outstanding at October 31, 2014	71,795,000	$0.14	$0.22

Exercisable at October 31, 2014	9,100,000	$0.20

Exercisable at January 31, 2014	2,246,184	$0.38

At October 31, 2014, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry	Number
Number	Price	Date	Vested
20,000	$0.25	February 1, 2015	20,000
90,000	$0.25	February 14, 2015	90,000
15,000	$0.25	July 25, 2015	15,000
250,000	$0.75	October 1, 2015	250,000
15,000	$0.25	December 19, 2015	15,000
150,000	$0.35	January 6, 2016	150,000
150,000	$0.55	January 6, 2016	150,000
200,000	$0.75	January 6, 2016	200,000
55,000	$0.25	April 1, 2016	55,000
600,000	$0.25	October 9, 2017	600,000
50,000	$0.25	February 1, 2018	50,000
150,000	$0.25	May 1, 2018	75,000
80,000	$0.25	April 1, 2019	80,000
1,000,000	$0.25	July 30, 2022	1,000,000
67,970,000	$0.128	June 6, 2024	6,350,000
1,000,000	$0.15	June 10, 2024	-

71,795,000			9,100,000

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At October 31, 2014, the aggregate intrinsic value of stock options outstanding is $4,254,140 and exercisable is $393,700 (January 31, 2014: $Nil and $Nil, respectively).

During the three months and nine months ended October 31, 2014, the Company recognized a total fair value of $1,973,875 and $2,094,586, respectively (2013: $127,088 and $606,561, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2014	2013
Expected term of stock option (years) (1)	6.54	1.79
Expected volatility (2)	110.84%	215.88%
Stock price at date of issuance	$0.13	$0.39
Risk-free interest rate	2.07%	0.24%
Dividend yields	0.00%	0.00%

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

Share Purchase Warrants

At October 31, 2014, the Company had 66,075,946 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
400,000	$0.75	September 24, 2014
400,000	$0.50	November 26, 2014
100,000	$0.50	December 10, 2014
72,000	$0.75	December 31, 2014
240,000	$0.25	April 7, 2015
120,000	$0.25	April 19, 2015
104,440	$0.75	April 19, 2015
120,000	$0.28	October 4, 2015
498,000	$0.25	August 10, 2017
250,000	$0.10	November 14, 2016
250,000	$0.10	November 26, 2016
227,500	$0.10	December 24, 2016
150,000	$0.25	August 10, 2018
2,400,000	$0.15	April 4, 2019
44,164,332	$0.15	June 10, 2019
6,202,098	$0.075	June 10, 2019
8,255,867	$0.15	July 8, 2019
1,173,709	$0.075	July 8, 2019
948,000	$0.20	October 23, 2019

66,075,946

During the nine months ended October 31, 2014, 24,000 share purchase warrants exercisable at $0.25 per share and 214,506 share purchase warrants exercisable at $0.75 per share expired unexercised.

Naked Brand Group Inc.
Notes to Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of		Weighted Average
	Warrants		Exercise Price
Outstanding at January 31, 2013	2,162,506	S	0.47
Issued	1,609,940		$0.31
Outstanding at January 31, 2014	3,770,446	S	0.40
Cancelled	(600,000)		$0.50
Issued	63,144,006		$0.14
Expired	(238,506)		$0.70

Outstanding at October 31, 2014	66,075,946		$0.15

12.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three and nine months ended October 31, 2014, the Company had concentrations of sales with a customer equal to 29% and 34%, respectively of the Company’s net sales. As at October 31, 2014 the accounts receivable balance for this customer was $29,700 (January 31, 2014: $15,462).

For the three and nine months ended October 31, 2013, the Company had concentrations of sales with three customers equal to 79% and 60%, respectively of the Company’s net sales.

13.	Commitments

Pursuant to a service agreement dated May 15, 2014, the Company has agreed to pay a retainer fee of $14,500 per month to a consultant of the Company, in exchange for marketing, sales and design services to be rendered over the term of the agreement to May 15, 2015. The consultant is a firm of which a direct family member of a director and officer of the Company is a principal.

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

On June 10, 2014, we completed a private placement offering (the “Offering”) and on July 8, 2014, we closed a second tranche of the Offering, resulting in total aggregate proceeds of $7,309,832 to the Company, before deducting commissions and other transaction related expenses, and including the conversion of convertible notes in the aggregate amount of $1,094,159. Each Unit consists of (i) a 6% convertible senior secured debenture in the principal amount of $25,000, each convertible into shares of common stock at a price of $0.075 per share and (ii) a warrant to purchase 166,667 common shares of the Company at an exercise price of $0.15 per share, subject to adjustment.

Our mission is to build a global lifestyle brand business offering innovative apparel, home and personal products. We currently design, manufacture and sell men's innerwear and lounge apparel products under the "Naked" brand to consumers and retailers. We plan to launch a complimentary line of women's innerwear, lounge and sleepwear products, and in the future extend the Naked brand to active wear, swim as well as bed and bath products. Our core brand philosophy for Naked is to provide products that make people feel sexy and confident while being as comfortable as wearing nothing at all. Our goal is to create a new standard for how apparel products worn close to skin fit, feel and function. Our products are sold at premium fashion stores in North America, primarily in Canada and on the West Coast of the United States including Holt Renfrew, Hudson’s Bay Company and Nordstrom.

Recent Corporate Developments

Since the commencement of our third quarter ended October 31, 2014, we have experienced the following significant corporate developments:

1.

We launched a new branding, packaging, marketing and advertising campaign, including a new corporate website www.nakedbrands.com. The campaign, which will take effect early in 2015, will communicate our new voice and visual identity through messaging and will include new product packaging, an entirely redesigned online store (www.thenakedshop.com), as well as innovative and targeted marketing, advertising, social media, and public relations initiatives.

2.

In our third quarter we spent approximately $160,000 on product development. We have engaged several men’s and women’s designers and consultants who are developing an expanded and redesigned men’s collection and a complimentary women’s line.

3.

On August 21, 2014, we received shareholder consent for the adoption of our 2014 Long-Term Incentive Plan (the “2014 Plan”) through written consent by the majority of our stockholders. The 2014 Plan provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees and consultants of our Company. The maximum number of shares of common stock reserved for issue under the plan is 110,000,000 shares.

4.

On October 8, 2014, we filed a registration statement on Form S-1 with the Securities and Exchange Commission to cover the resale of up to 41,569,071 shares of our common stock that may be issued upon exercise of warrants issued in connection with the Offering.

Outlook

We will continue to operate in the men’s undergarment market and have no current plans to significantly change operations. However, we do plan to make significant design changes to our current collections of men’s undergarments, launch a complimentary line of women’s innerwear, loungewear and sleepwear products and in the future extend the Naked brand to other products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014

Revenues

During the three months ended October 31, 2014, our net sales increased by $28,269, or 24% over the comparative three month period ended October 31, 2013. Net sales increased as a result of the addition of new specialty store accounts, and increased department store sales as a result of the addition of Nordstrom Canada and Hudson’s Bay Company. Increases in department and specialty store sales were partially offset by a decrease in off sales as a result of the selloff of old slower moving cotton inventory in the comparative period.

We expect our sales will increase modestly in the fourth quarter as a result of seasonal sales, marketing and promotional activities and the addition of new customer accounts, with more markable increases throughout 2015, as our new collections are released and management works to implement its more long-term business strategies.

Gross Margins

In the current quarter we realized a gross margin of 9%, compared to (4)% in the quarter ended October 31, 2013. The main reason for the increase was as a result of lower than average margins in the comparative period as a result of a $35,500 credit granted to our largest customer, Nordstrom, in that period to compensate for its decreased gross margins associated with our marked down cotton products, which were also sold off in that period. In the current quarter, higher margins on our core underwear products were offset by the selloff of prior season loungewear products.

Operating Expenses

	Three months ended October 31,				Change
General and administrative	2014		2013	$		%
Bad debts (recovery)	$(951	)$	(1,962)		1,011	(51.5)
Bank charges and interest	2,814		1,745		1,069	61.3
Consulting	(6,669)		56,216		(62,885)	(111.9)
Depreciation	6,029		5,722		307	5.4
Directors fees	-		47,058		(47,508)	(100.0)
Insurance	23,160		13,089		10,071	76.9
Investor relations	46,176		7,141		39,035	546.6
Marketing	95,622		58,598		37,024	63.2
Occupancy and rent	27,236		8,490		18,746	220.8
Office and miscellaneous	23,227		18,792		4,435	23.6
Product development	159,472		59,145		100,327	169.6
Professional fees	156,385		45,301		111,084	245.2
Salaries and benefits	2,342,199		171,904		2,170,295	1262.5
Transfer agent and filing fees	8,346		6,203		2,143	34.5
Travel	28,377		19,157		9,220	48.1
Warehouse management	17,365		31,137		(13,772)	(44.2)
Total	$2,928,788		$547,736		2,381,052	434.7

There was an overall increase in general and administrative expenses for the three months ended October 31, 2014, from the three months ended October 31, 2013. This increase is mostly attributable to an increase in non-cash stock based compensation charges accruing as a result of stock options issued to our new core management group. Total share based compensation charges in the current period were $1,973,875, as compared to $127,088 for the three months ended October 31, 2013. These large non-cash share based compensation charges will continue to accrue over the vesting terms of three to four years, of the related options.

There were also increases in marketing, professional fees, product development and salaries, as further explained below.

Our marketing expenses increased in the current quarter as a result of a new contract with a marketing, sales and design consultant engaged to provide marketing, creative and strategic direction, including the design and development of new logos, packaging, marketing materials and point of purchase displays.

Professional fees increased year over year, as a result of higher legal fees associated with the filing of a registration statement, as required by us in connection with our June, 2014 financing, the written consent solicitation of our stockholders to effect the 2014 Plan and an increase in authorized share capital, as well as for trademark work.

Salaries and benefits increased due to increased staffing levels related to a new core management team and related employment contracts.

Product development costs have increased significantly in the current period in connection with the engagement of a team of designers and consultants who are working with employees of the company, and other involved partners, on an expanded and redesigned men’s collection and the fabrication and design of an entire complimentary women’s line of intimate apparel.

Other income and expenses

We incurred interest expenses of $116,760 for the three months ended October 31, 2014 as compared to $19,986 for the same period in 2013. This increase in interest is attributable to long term financings entered into during the second quarter of the current fiscal year, in connection with the Offering. Long-term debt is accruing interest at 6% per annum, payable semi-annually.

Financing and accretion charges were $(19,863) for the three months ended October 31, 2014 compared to $240,613 for the three months ended October 31, 2013. Financing and accretion expenses decreased as a result of a significant number of short term debt arrangements in the comparative period, which were entered into to bridge operations before a more long-term financing could be arranged.

During the three months ended July 31, 2014, in connection with the Offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and, these embedded conversion features and warrants were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments. As a result of the application of these accounting rules, which require these derivative financial instruments to be carried at fair value, we recorded a mark to market gain of $10,231,200 during the three months ended October 31, 2014, in correlation with fluctuations in the price of our common stock. In the comparative period, we have a mark to market derivative gain of $425,400, in connection with a derivative liability that was being recognized in our financial statements because of a full ratchet provision included in a convertible promissory note. This promissory note was later repaid.

Net loss and comprehensive loss

Our net income (loss) for the three months ended October 31, 2014 was $7,227,623, or $(0.02) per share on a fully diluted basis, as compared to a net loss of $(396,400), or $(0.01) per share, for the three months ended October 31, 2013. The most significant factor for the decrease in net loss in the current period is the non-cash gain associated with the derivative accounting in connection with the Offering, as described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2014

Revenues

During the nine months ended October 31, 2014, our net sales increased by $15,718, or 4% over the comparative nine month period ended October 31, 2013. Net sales increased as a result of the addition of new specialty store accounts, and increased department store sales as a result of the addition of Nordstrom Canada and Hudson’s Bay Company. We realized this overall increase in revenues despite lower sales in the first half of the current fiscal year as a result of lost sales due to a product packaging changeover and the existence of significant bulk up orders of new products in the comparative period.

We expect our sales will increase modestly in the fourth quarter as a result of seasonal sales, marketing and promotional activities and the addition of new customers, with more markable increases throughout 2015, as our new collections are released and management works to implement its more long-term business strategies.

Gross Margins

During the nine months ended October 31, 2014, we recorded net write downs of inventory in the amount of approximately $317,700 to reduce inventory to its estimated net realizable value. These write downs are a result of a new core management team and manufacturing partnership which has triggered a period of transition to product design and production changes. We expect to continue to sell existing inventory in the fourth quarter of the current fiscal year and into the first quarter of our next fiscal year as we make this transformation, after which point we plan to launch new collections in the coming fiscal year.

Operating Expenses

	Nine months ended October 31,			Change
General and administrative	2014	2013	$	%
Bad debts	$58	$(3,726)		3,784	(101.6)
Bank charges and interest	12,379	5,053		7,326	145.0
Consulting	22,869	393,972		(371,103)	(94.2)
Depreciation	19,181	16,445		2,736	16.6
Directors fees	24,900	147,691		(122,791)	(83.1)
Insurance	49,812	41,147		8,665	21.1
Investor relations	121,149	186,593		(65,444)	(35.1)
Marketing	239,185	222,739		16,446	7.4
Occupancy and rent	54,647	23,431		31,216	133.2
Office and miscellaneous	56,030	79,393		(23,363)	(29.4)
Product development	200,555	184,279		16,276	8.8
Professional fees	548,571	205,759		342,812	166.6
Salaries and benefits	2,821,348	491,169		2,330,179	474.4
Transfer agent and filing fees	29,577	18,982		10,595	55.8
Travel	99,346	85,193		14,153	16.6
Warehouse management	80,195	69,445		10,750	15.5
Total	$4,379,802	$2,167,565		2,212,237	102.1

There was an overall increase in general and administrative expenses for the nine months ended October 31, 2014, as compared to the nine months ended October 31, 2013. This increase is mostly attributable to an increase in non-cash stock based compensation charges accruing as a result of stock options issued to our new core management group. Total share based compensation charges in the current period were $2,094,586, as compared to $606,561 for the nine months ended October 31, 2013. These large non-cash share based compensation charges will continue to accrue over the vesting terms of three to four years, of the related options.

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

Our investor relations expenses was significantly reduced in the current fiscal year as a result of the termination of contractual relationships with investor relations firms who had been assisting in capital raising efforts through introductions to the institutional and retail investment community. These capital raising efforts were continued internally within the company and, as described above, are reflected in the successful securing of a significant financing during the nine months ended October 31, 2014.

Professional fees increased year over year, as a result of higher legal fees associated with new employment contracts, a new incentive stock option plan and the related written consent solicitation from our stockholders, and from the preparation of a registration statement in connection with the Offering.

Salaries and benefits increased due to increased staffing levels related to a new core management team and related employment contracts, and as a result of the allocation of non-cash stock based compensation charges, as described above.

Other income and expenses

We incurred interest expenses of $218,118 for the nine months ended October 31, 2014 as compared to $50,060 for the same period in 2013. This increase in interest is attributable to long term financings entered into during current period, in connection with the Offering. Long-term debt is accruing interest at 6% per annum, payable semi-annually.

Financing and accretion charges increased to $2,263,122 for the nine months ended October 31, 2014 from $362,374 for the nine months ended October 31, 2013. This is the result of the immediate recognition of all commissions and direct financing related expenses associated with the $7.2 Million Offering. Accounting rules required the immediate recognition of all transaction related expenses associated with the Offering as a result of the classification and treatment of the related host contract as a derivative financial instrument, as outlined below. In the comparative period, financing and accretion charges were mostly the result of the amortization of financing fees associated with the issuance of short term promissory notes, as well as amendment of an existing loan facility with Kalamalka Partners.

During the nine months ended October 31, 2014, in connection with the Offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and, these embedded conversion features and warrants were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments. In connection with the issuance of these securities in connection with the Offering, we recorded a derivative expense of $12,028,383 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded a net mark to market expense of $2,773,982 during the nine months ended October 31, 2014, in correlation with fluctuations in the price of our common stock. In the comparative period, we have a mark to market derivative gain of $87,100, in connection with a derivative liability that was being recognized in our financial statements because of a full ratchet provision included in a convertible promissory note. This promissory note was later repaid.

We had debt conversion expense of $309,011 and net losses on extinguishment of debt of $810,765 during the nine months ended October 31, 2014. These charges arose in connection with the settlement of various short term financing arrangements that had been entered into to bridge operations until the Offering was completed. Subsequent to and concurrent with the Offering we settled these short term obligations through a combination of cash and stock issuances, as described in detail in our financial statements filed herein.

For the nine months ended October 31, 2013 other expenses included a $485,704 loss associated with the amendment to the Kalamalka Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes.

Net loss and comprehensive loss

Our net loss for the nine months ended October 31, 2014 was $(23,039,610), or $(0.65) per share, as compared to a net loss of $(3,077,120), or $(0.11) per share, for the nine months ended October 31, 2013. The most significant factor for the increase in net loss in the current period is the non-cash loss associated with the derivative accounting in connection with the Offering, as described above.

LIQUIDITY AND FINANCIAL CONDITION

Private Placement Offering (the “Offering”)

During the nine months ended October 31, 2014, we entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a brokered private placement offering (the “Offering”) for aggregate gross proceeds of $7,309,482 through the sale of 292 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

In connection with the close of the Offering, we issued Debentures in the aggregate principal amount of $7,309,482. As consideration, we (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged our 6% senior secured convertible notes in the aggregate amount of $1,094,159, being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to ninety percent (90%) of the purchase price paid in the Offering. Interest accruing under the debentures is payable semi-annually, in cash or in kind, at the option of the Company as long as certain equity conditions are satisfied. At October 31, 2014, such equity conditions had not been satisfied and, consequently, interest is payable in cash unless such equity conditions failure has been waived by each holder. The funds raised from the sale of the Units are being used for marketing and new product development and design, as well as general working capital requirements.

The Debentures are secured against all the tangible and intangible assets of the Company.

In connection with the issuance of the Units, we entered into a Registration Rights Agreement with each purchaser pursuant to which we agreed to file a registration statement covering the resale of the shares issuable upon conversion of the debentures and upon exercise of the warrants. The Company filed such registration statement with the Securities and Exchange Commission (“SEC”) on October 8, 2014. However, due to a limit on the number of shares that could be registered pursuant to SEC policy, the Company was unable to include in such registration statement the shares underlying the debentures (the “Conversion Shares”). As a result of our Company’s inability to include such Conversion Shares, a condition of the Debentures is triggered which limits the ability of our Company to elect payment of interest accruing under the Debentures in shares of common stock (“in kind”) unless such condition is formally waived by each holder. Subsequent to October 31, 2014 and in connection with the first interest payment date, the Company received waivers from holders of $4,074,482 in outstanding principal amounts of the Debentures. Such holders received payment of interest in kind, resulting in the issuance of 1,595,301 shares of our common stock and 44,492 shares of our common stock to be issued as payment for $122,984 in interest due.

Bridge Financing

On April 7, 2014, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we agreed to issue 6% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate principal amount of $1,083,797. As consideration, the Company (i) received cash proceeds equal to $878,704 (the “Cash Proceeds”), of which $50,000 was received subsequent to October 31, 2014; (ii) exchanged a promissory note with an outstanding amount of $76,388, being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,705, being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

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

On April 4, 2014, we entered into Amendment Agreements with Kalamalka and the Lenders. In connection with the Amendment Agreements, we amended several convertible promissory notes in the aggregate principal amount of $600,000 as follows: (i) we extended the due date of the Notes to October 1, 2016; (ii) we reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; (iii) we removed the Borrowing Margin Requirements; (iv) we reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $0.50 per share to $0.25 per share. As consideration for entering into these amendments, 500,000 share purchase warrants exercisable at a price of $0.50 until August 10, 2018 held by Kalamalka were exchanged for 600,000 warrants exercisable at a price of $0.15 for a period of 5 years from the date of issuance (“New Warrants”) and we issued an additional 1,800,000 New Warrants.

Also on April 4, 2014, we entered into a Conversion Agreement with an additional Lender, pursuant to which we issued an aggregate of 1,018,685 shares, at a conversion price of $0.10 per share, to settle a Note in the amount of $100,000 plus accrued and unpaid interest thereon of $1,868.

Further, on April 7, 2014, the other remaining principal balance of $75,000 plus accrued interest was converted into a SPA Note, as defined and described above.

Future Financing

At October 31, 2014, we required further financing to implement our proposed business plan.

Working Capital (Consolidated)	October 31, 2014	Jan 31, 2014
	(unaudited)
Current Assets	$3,789,074	$861,049
Current Liabilities	$531,425	$2,300,433
Working Capital (Deficit)	$3,257,649	$(1,439,384)

During the nine months ended October 31, 2014, we increased our working capital position as follows;

(i)	we extended the maturity date and certain other terms of other current obligations in the aggregate amount of $600,000, thus improving our working capital position; and

(ii)	we received cash proceeds of $6,094,100 in connection with the issuance of 6% senior secured convertible promissory notes

During the nine months ended October 31, 2014, in connection with a private placement offering, we raised aggregate gross proceeds, before debt settlements, of $7,309,832 through the issuance of units consisting of convertible debentures and share purchase warrants. Further, we settled short terms obligations totaling $221,554 through the issuance of 2,145,535 shares of our common stock. As a result of these significant events, management of the company believes we have sufficient working capital to implement our business plan over the next twelve months.

Cash Flows

	Nine months ended October 31,
	2014	2013
Cash Flows Used In Operating Activities	$(2,319,551)	$(1,357,105)
Cash Flows Used In Investing Activities	(42,423)	(7,513)
Cash Flows Provided By Financing Activities	5,627,006	1,329,107
Net change in Cash During Period	$3,265,032	$(35,511)

Operating Activities

Cash flows used in our operating activities was $2,319,551 for the nine months ended October 31, 2014, compared to $1,357,105 for the comparative period. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $19,854,719, mostly related to derivative liability accounting and share based compensation charges as described above.

Investing Activities

Investing activities used cash of $42,423 during the nine months ended October 31, 2014, compared to $7,513 for the comparative period. Investing activities in the current period included cash outlays for some retail display and for patent and trademark acquisitions, maintenance and protection being incurred as we develop new products.

Financing Activities

Financing activities provided cash of $5,627,006 for the nine month period ended October 31, 2014, compared to $1,329,107 for the comparative period. We received cash of $6,094,100 in connection with the Offering, which were partially offset by repayments of short term promissory notes in the amount of $413,385 and convertible promissory notes in the amount of $364,640. We also incurred debt offering costs of $616,237 related to commissions and direct transaction related expenses related to the Offering.

Proceeds from financing activities during the nine months ended October 31, 2013 mostly included funds received related to private placements.

Commitments and capital expenditures

Subsequent to October 31, 2014, we entered into an Information Technology Application Solution Provider Agreement whereby we are implementing an ERP system at a cost of $40,000 for the initial set up and monthly fees of approximately $2,500 per month for a minimum of one year.

Disclosure of Outstanding Share Data

As of December 12, 2014, there were 38,194,185 shares of our common stock issued and outstanding. In addition, at December 12, 2014, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 237,800,000 shares.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are authorized to issue up to 450,000,000 shares of common stock, of which 38,194,185 shares are issued and outstanding as of December 12, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2014 in connection with the first interest payment date under the Debentures, we issued 1595,301 shares of our common stock and 44,492 shares of our common stock are to be issued as payment for $122,984 in interest due.

On November 19, 2014 we issued stock options to purchase 500,000 shares of our common stock to a consultant of our company as consideration for services to be rendered. The options are exercisable at $0.17 per share and are vesting over a period of two years.

We issued and intend to issue these shares and options to accredited investors pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB- 2, as filed with the Commission on December 8, 2006)

3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8- K, as filed with the Commission on August 30, 2012)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 of our quarterly report on Form 10-Q, as filed with the Commission on September 15, 2014)

3.4	Amended Bylaws (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the Commission on January 28, 2013)

(10)	Material Contracts

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
Dated: December 15, 2014