Form 10-K
period 2015-01-31
NAKED BRAND GROUP INC.
filed 2015-04-30
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52381

NAKED BRAND GROUP INC.
(Name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10th Floor – 95 Madison Avenue, New York, NY 10016
(Address of principal executive offices) (Zip Code)

212.851.8050
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
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

Yes [  ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,202,875 based on a price of $0.24 per share multiplied by 30,011,983 common shares held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 42,510,063 shares of common stock as of April 30, 2015.

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

3

TABLE OF CONTENTS

ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	6
ITEM 1B. UNRESOLVED STAFF COMMENTS	13
ITEM 2. PROPERTIES	13
ITEM 3. LEGAL PROCEEDINGS	13
ITEM 4. MINE SAFETY DISCLOSURES	13
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	13
ITEM 6. SELECTED FINANCIAL DATA	15
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	11
ITEM 9A. CONTROLS AND PROCEDURES	11
ITEM 9B. OTHER INFORMATION	13
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	13
ITEM 11. EXECUTIVE COMPENSATION.	17
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	33
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	35
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	36

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology and include statements regarding: (1) our product line; (2) our business plan, including our plan to launch a complimentary line of women's innerwear, lounge and sleepwear products during 2015 and in the future extend the Naked brand to active wear, swimwear, sportswear and more; (3) our expectation that in the future all of our primary production will be made outside of North America; (4) the enforceability of our intellectual property rights; (5) projections of market prices and costs; (6) supply and demand for our products; (7) future capital expenditures; and (8) our need for, and our ability to raise, capital. The material assumptions supporting these forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) the enforcement of our intellectual property rights; (4) our ability to launch new product lines; (5) retention of skilled personnel; (6) continuation of current tax and regulatory regimes; (7) current exchange rate and interest rates; and (8) general economic and financial market conditions. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors” commencing on page 5, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a downturn in international economic conditions; (2) any adverse occurrence with respect to the development or marketing of our apparel products; (3) any adverse occurrence with respect to any of our licensing agreements; (4) our ability to successfully bring apparel products to market; (5) product development or other initiatives by our competitors; (6) fluctuations in the availability and cost of materials required to produce our products; (7) any adverse occurrence with respect to distribution of our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; (9) our ability to enforce our intellectual property rights; (10) our ability to hire and retain senior management and key employees; (11) other factors beyond our control.

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

Our principal executive offices are located at 10th Floor, 95 Madison Avenue, New York, New York, USA 10016. Our telephone number is 212.851.8050.

General Development

On July 30, 2012, we closed an Acquisition Agreement with Naked, whereby management and directors of Naked became directors and officers of our company and Naked stockholders exchanged their shares for a total of 13.5 million shares of our company, representing 50% of the company (the “Acquisition”).

Naked is a manufacturer and seller of direct and wholesale men’s undergarments and intimate apparel products in Canada and the United States to consumers and retailers.

As a result of the Acquisition, Naked became a wholly-owned subsidiary of our company and our business became the manufacturer and sale of direct and wholesale men’s undergarments and intimate apparel products in Canada and the United States to consumers and retailers. We operate out of New York, New York, USA.

On August 10, 2012 and November 14, 2013 we entered into Agency and Interlender Agreements (the “Agency Agreements”) with Kalamalka Partners Ltd. (“Kalamalka”) and certain lenders (the “Lenders”) whereby we have issued convertible promissory notes (the “Notes”) in the aggregate principal amount of $775,000 under revolving loan arrangements. An aggregate of $175,000 in principal amounts owing under these Notes were later settled during the year ended January 31, 2015. The Notes are secured by a general security agreement over the present and future assets of our company and are bearing interest at 6% per annum, calculated and payable quarterly. The principal amount outstanding under the Notes, and all accrued and unpaid interest therein, is convertible into common shares of our company at any time at the option of the Lenders at a conversion price of $0.25 per share.

On June 10, 2014 and July 8, 2014, we entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a private placement offering (the “Offering”) for aggregate gross proceeds of $7,309,832 through the sale of 292 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

In connection with the close of the Offering, we issued Debentures in the aggregate principal amount of $7,309,832. As consideration, our company (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged 6% senior secured convertible notes in the aggregate amount of $1,094,159 for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to 90% of the purchase price paid in the Offering.

The aggregate principal amount matures on June 10, 2017 and bears interest at the rate of 6% per annum, payable quarterly, in cash or in kind, at the option of our company, provided certain equity conditions of the Debentures have been met, valued at the then conversion price of the Debentures. The Debentures, along with any accrued and unpaid interest thereon, may be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of $0.075 per share, subject to adjustment under the terms of the Debentures

These significant developments have allowed our company to actively pursue our plan of operation.

Our Current Business

We are Naked Brand Group, Inc. and our mission is to build a global lifestyle brand business offering innovative apparel, home and personal products. We currently design, manufacture and sell men's innerwear and lounge apparel products under the "Naked" brand to consumers and retailers. We plan to launch a complimentary line of women's innerwear, lounge and sleepwear products during 2015 and in the future extend the Naked brand to activewear, swimwear, sportswear and more. Our core brand philosophy for Naked is to provide products that make people feel confident, attractive and empowered while being as comfortable as wearing nothing at all. Our goal is to create a new standard for how apparel products worn close to skin fit, feel and function. Our products are sold at a premium fashion stores in North America, primarily in Canada and on the West Coast of the United States including Holt & Renfrew, Hudson Bay Company and Nordstrom.

Current Principal Products

We currently offer a variety of innerwear products for men including trunks, briefs, boxer briefs, undershirts, t-shirts, and lounge pants under the Naked brand. Men’s Health has reviewed our innerwear as “perfect under any suit…” (February 8, 2013) and Esquire has said “Naked keeps everything well in order (down there) without cutting off circulation.” (December 14, 2012)

Our products are produced in a variety of styles using a range of the highest quality fabric: MicroModal, Microfiber, Tencel, Silver, Modal Cotton, and Pima Cotton. Our complete underwear line is available in MicroModal, Microfiber, Tencel, Modal Cotton and Cotton Stretch, and we sell limited styles of underwear in Silver. We also produce t-shirts and lounge pants in both Modal Cotton and MicroModal. All of these fabrics are readily available in many countries.

MicroModal and Microfiber are smooth, lightweight fabrics engineered for supreme softness comfort and performance. We market our MicroModal collection as under the name Luxury to reflect the exceptionally soft and luxurious feel of our wool-based MicroModal fabric. Our Active collection is based on our high-performance Microfiber fabric, a nylon-based textile that is smooth and resilient while providing moisture-wicking properties. We have been producing our full line of underwear using these fabrics since our inception. Our Essential Cotton Stretch collection is made of high quality Cotton Stretch fabric for a light, comfortable everyday fit. Underwear and undershirts in this collection, which we introduced in February 2015, are sold in 2-packs to access a broader customer base for Naked. Our Modal Cotton fabrics are the basis for our Signature Collection, also launched in February 2015, which features underwear and t-shirts constructed from an extraordinarily soft blend of cotton and micromodal and offer a tailored fit optimal for wearing under anything. In February 2015, we introduced entirely new packaging for our Luxury, Active, Essential and Signature collections to feature our new logo, enhanced brand messaging and improve of product presentation to customers.

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

Our Tencel collection uses an innovative and premium fabric that is incredibly soft, breathable and easy to care for. Our Tencel collection is available in brief and boxer brief and features a stylish waistband.

In May of 2015, we will bring our first collections of women’s intimate apparel, loungewear and sleepwear to market. These collections are based on the same amazing MicroModal, Tencel and Cotton Stretch fabrics used in our Luxury, Tencel and Essential collections for men. These women’s collection include a range of products soft bras, panties, boyshorts, hipsters, lounge pants and tops, camisoles, tank tops, pajamas, teddies and nightgowns and sleepshirts. We expect some of these products will be available for sales online and in select boutiques during Summer and Fall 2015. Other products, including all of our intimate apparel collections will be introduced for retail in early 2016.

Production

We utilize manufacturing partners outside of the United States to produce our products. Our products have been made in Canada, Turkey, and China. During the year ended January 31, 2015, we entered into a strategic manufacturing partnership pursuant to which our primary production moved to China.

We have developed good relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not have any long-term agreements requiring us to use any manufacturer, however during fiscal 2015 we engaged a large apparel sourcing and manufacturing company to partner with us as our primary production source, which will allow us to outsource to them the majority of our production operations for current and future products. We believe this partnership allows us access to the best in class fabrics, materials and manufacturing techniques.

Distribution

Our products are currently targeted at men who are fashion conscious and care about innovation and contemporary design, but also care about comfort, quality and fit when purchasing undergarments. We aim to provide an affordable luxury product for the successful and aspirational customer that enjoys the qualities of a premium undergarment at a price they feel delivers excellent value.

We sell our products through wholesale relationships and through direct to consumer channels. The wholesale channel is currently our largest channel and consists of boutique apparel stores, undergarment stores and department stores. In addition to selling in key department stores in North America. Naked also sells through premier online stores such as Amazon.com, hackberry.com, hisroom.com and freshpair.com.

Our direct-to-consumer channel consists of our online e-commerce store, thenakedshop.com. Our ecommerce site, which was substantially improved to reflect our updated branding in April 2015, provides our customers with a premium experience and access to our entire product line. We expect direct to consumer to become an increasingly significant part of our business as our brand awareness increases in North America and internationally. We believe that the availability of online sales is convenient for our customers and enhances the image of our brand, making our brand and products more accessible in more markets than in brick and mortar stores alone.

We plan to expand to international markets by establishing distributor relationships in key European South American and Asian countries.

We currently work with third party logistics providers to outsource our inventory receiving, warehousing and product distribution and shipping needs. We do not currently have any long-term contracts relating to the distribution of our products.

Sources and Availability of Raw Materials

Raw materials, which include fabric and accessories, are sourced from all over the world, including Italy, Turkey and China. We have ordered from a small number of principal suppliers of fabric but we have multiple sources that could produce the exact same quality fabric. In the fourth quarter of fiscal 2015, we have partnered with a strategic manufacturing partner who is responsible for all of the sourcing of our raw materials.

Key Customers

In 2015 sales were heavily concentrated with Nordstrom, which accounted for 28% of our sales. During fiscal 2014, Nordstrom accounted for 37% of our sales and Holt Renfrew accounted for 12%. Nordstrom is currently of key importance to our business and our results of operations would be materially adversely affected if this relationship ceased. Although we continue to receive increasing sales orders from these customers, neither Nordstrom nor Holt Renfrew have any ongoing purchase commitment agreement with us therefore we cannot guarantee that the volume of sales will remain consistent going forward.

We have entered into sales agreements with Nordstrom, Holt Renfrew and the Hudson Bay Company which covers the material terms and conditions of purchase orders such as shipping terms, pricing policies, payment terms and cancellation policies.

Marketing

We expect to significantly increase our marketing expenses in the current fiscal year, particularly in connection with some of our major sales contracts, described above under the heading “Key Customers”.

We have engaged consultants, where necessary, to provide marketing consulting services to our company, including assistance with brand management, public relations, celebrity alignment, strategic retail placement, manufacturing strategy, strategic and creative development, and financing assistance. We have also engaged in online marketing aimed at increasing brand awareness.

We intend to continue to invest in additional brand building activities, including internet and media marketing to consumers and retailers, attendance at apparel trade shows and exploration of other opportunities.

Competition

Men’s innerwear is a very competitive market with several high profile undergarment manufacturers such as, Calvin Klein, Polo Ralph Lauren, 2(x)ist, Hugo Boss, Tommy John, Saxx Giorgio Armani, MeUndies, Bread&Boxers and others. We believe there are currently 70 to 80 competitors in our market sector for men’s undergarments. The market includes increasing competition from established companies who are expanding their production and marketing of undergarments, as well as frequent new entrants to the market. We are in direct competition with such companies. Competition is principally on the basis of brand image and recognition, as well as product quality, innovation, style, distribution and price. To date, we believe that Naked has performed well against competition as a result of our branding strategy and the quality of our products. The products we have introduced to market and the products we plan to introduce come in at a high value point, which means retailing a high quality product at a competitive price to comparable products, which has allowed us to penetrate the market successfully. The women’s intimate apparel, sleepwear and loungewear markets we plan to enter in 2015 and beyond are also highly competitive.

Our competitive advantages include promoting that our products are as comfortable as wearing nothing at all, which leverages our registered brand name, and retailing high quality products at a lower price than competitors’ comparable products. However, many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Intellectual Property

We believe that our intellectual property is a critical component of our business success. We currently own four trademarks in Canada, one trademark in the United States and one trademark registered in the European Community. We expect to incur significant expenses for intellectual property applications in key international markets in the 2016 fiscal year.

Employees

We currently employ fourteen full-time employees, of which four are employed in Canada and ten are employed in the United States. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Seasonality of Business

We operate in the apparel industry that is subject to seasonality of buying which can affect revenue and cash flows. There are generally two distinct buying seasons in the apparel industry that for men, Fall/Winter season, which falls into the third to fourth quarters of our fiscal year and Spring/Summer season, which falls into the first to second quarters of our fiscal year, with some potential shipments at the last quarter. The womens’ apparel buying markets are more frequent than mens’. In fiscal 2015, the largest revenues were reported in quarters two and three for our fiscal year, arising from seasonal products and sales, and some extraordinary circumstances which are discussed in more detail below. As a result of significant growth and changes to our business with the introductions of a new product line subsequent to the end of the fiscal year, the natural seasonality of our business had a reduced effect. Furthermore, with limited operating history it is difficult to anticipate the effects of seasonality moving forward. Thus, historical quarterly operating trends may not be indicative of future performance because of new product launches and continued early stage sales growth.

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

Naked commenced operations in 2010. Since beginning operations, we have generated limited total revenues. For the year ended January 31, 2015, our revenues were $557,212 (2014: $639,107). As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business. We have a history of operating losses and negative cash flow that may continue into the foreseeable future. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital. Potential investors should evaluate an investment in our company in light of the obstacles that may be encountered by a start-up company in a competitive market.

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

Our auditors’ report on our January 31, 2015 consolidated financial statements includes an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

For the year ended January 31, 2015, we incurred a net loss of $21,078,265. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as highlighted by our auditors with respect to the consolidated financial statements for the year ended January 31, 2015. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

We have a concentration of sales to key customers and any substantial reduction in sales to these customers would have a material adverse effect on our business.

In fiscal 2015 sales were heavily concentrated with Nordstrom, which accounted for 28% of our sales. In fiscal 2014, Nordstrom accounted for 37% of our sales and Holt Renfrew accounted for 12%. Nordstrom is currently of key importance to our business and our results of operations would be materially adversely affected if this relationship ceased. Although we continue to receive increasing sales orders from these customers, neither Nordstrom nor Holt Renfrew have any ongoing purchase commitment agreement with us; therefore, we cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in purchasing decisions by one or more of these two customers, whether due to actions by our competitors, industry factors or otherwise, could have an adverse effect on our business.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our results of operations and could impair the strength and exclusivity of our brand. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships.

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

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier manufacturer, we may be unable to locate additional suppliers of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term. We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our customers, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

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

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates may negatively affect our results of operations.

The reporting currency for our consolidated financial statements is the US dollar. In the future, we expect to continue to derive a significant portion of our net revenue in Canada, and changes in exchange rates between the Canadian dollar and the US dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the US dollar and the Canadian dollar. The exchange rate of the Canadian dollar against the US dollar has fallen in the last twelve months and our results of operations have suffered from the weakness in the Canadian dollar. If the Canadian dollar continues to weaken relative to the US dollar, our net loss could continue to be adversely affected. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Our management identified material weaknesses in internal control over financial reporting as of January 31, 2015 related to the (i) inadequate segregation of duties and effective risk assessment, and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines (iii) inadequate security and restricted access to computer systems, including insufficient disaster recovery plans and (iv) lack of a written whistle-blower policy (see “Item 9A. Controls and Procedures”). As a result of these material weaknesses, our management concluded that, as of January 31, 2015, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 450,000,000 shares of common stock, of which 42,510,063 shares are issued and outstanding as of April 30, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTCQB marketplace operated by the OTC Markets Group. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on stock exchanges like NYSE and NASDAQ. Accordingly, shareholders may have difficulty reselling any of their shares.

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

To the extent that outstanding stock options and warrants are exercised and convertible debt instruments are converted into shares of our common stock, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options, warrants and convertible debt instruments can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options, warrants or convertible debt instruments. At April 30, 2015, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 237,278,000 shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain offices at 10th Floor – 95 Madison Avenue, New York, New York, USA, which we lease for approximately $5,000 per month. The lease is on a month to month basis.

Subsequent to January 31, 2015, we closed our Canadian offices which were located at #2 – 34346 Manufacturers Way in Abbotsford, British Columbia, Canada.

We believe our New York offices are suitable and adequate premises from which to operate our business at this time as they provide us with sufficient space to conduct our operations.

The description of our intellectual property rights is under the section entitled “Business – Intellectual Property”.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings to which our company or our subsidiary is a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our company’s or our subsidiary’s interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB marketplace operated by the OTC Markets Group under the trading symbol “NAKD”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB for each fiscal quarter during the fiscal years ended January 31, 2015 and 2014. The market quotations were obtained from the OTCQB, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	OTCQB
	(US Dollars)
Quarter Ended	High(1)	Low(1)
April 30, 2013	1.18	0.00
July 31, 2013	1.32	0.41
October 31, 2013	0.66	0.22
January 31, 2014	0.267	0.0525
April 30, 2014	0.2001	0.0526
July 31, 2014	0.23	0.1018
October 31, 2014	0.31	0.1511
January 31, 2015	0.175	0.09

(1)	Such quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On April 28, 2015, the closing price for our common stock as reported by the OTCQB was $0.1049.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Standard Registrar and Transfer Company, Inc. Its address is 12528 South 1840 East Draper, UT 84020.

Holders of Common Stock

As of April 30, 2015, there were approximately xx registered holders of record of our common stock. As of such date, 42,510,063 shares were issued and outstanding.

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

2014 Stock Option Plan

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan.

The following table summarizes certain information regarding our equity compensation plans as at January 31, 2015:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	68,970,000	$0.13	41,030,000
Equity compensation plans not approved by security holders	2,825,000	$0.35	Nil
Total	71,795,000	$0.14	41,030,000

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended January 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended January 31, 2015 included in this annual report and the factors that could affect our future financial condition and results of operations that are discussed in this annual report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report and “Forward-Looking Statements” beginning on page 1 above.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with Generally Accepted Accounting Principles in the United States of America.

Overview of business operations

We are a manufacturer and seller of direct and wholesale men’s undergarments to consumers and retailers.

Our primary operations are conducted through our wholly-owned subsidiary, Naked. We will continue to produce men’s undergarments, loungewear and sleepwear. We are also developing a line of women’s underwear and intimate apparel.

Recent Corporate Developments

Since the commencement of our fourth quarter ended January 31, 2015, we have experienced the following significant corporate developments, not discussed elsewhere:

•

We launched a Fall 2015 men’s collection with cutting edge cotton and cotton blend fabrics and a broader array of underwear, loungewear and sleepwear styles. The Fall 2015 men’s collection features redesigned tailoring, packaging and expanded product groupings. In February 2015, the expanded and redesigned collection was made available at premium Nordstrom locations across the United States, Canada and Puerto Rico, including an expanded Nordstrom in-store presence.

•	We presented at the Noble Financial conference in January 2015 in Florida. Our presentation included a runway fashion show featuring 18 of the newest Naked designs for men and women.

•

On February 3, 2015, we appointed Paul Hayes as a director of our company and a member of our audit committee (Chairman). Mr. Hayes, a certified public accountant, led the commercial finance and accounting team for the $500 million Calvin Klein brand business in Europe in his capacity as Chief Financial Officer for the Europe region of The Warnaco Group, which was acquired in 2013 by PVH Corporation. He has extensive global experience managing and driving growth in a wide range of industries, particularly in the intimate apparel and sleepwear categories through his tenure at Calvin Klein. Currently, Mr. Hayes serves as the Vice President Finance for Parfums de Coeur, a fragrance and bath products concern.

•

On February 25, 2015, we appointed Martha Olson as a director of our company. Ms. Olson has a proven track record over her 30 year career of growing global, iconic brands such as Calvin Klein Underwear and Ralph Lauren Intimates while delivering superior shareholder returns. As a Warnaco Corporate Officer and the Group President of Calvin Klein Underwear Global and the Heritage Brands (Speedo, Chaps and Core Intimates Divisions), the businesses she had responsibility for grew to $1.4 billion and contributed 70% of Warnaco’s Operating Income. Calvin Klein Underwear revenue grew at an annualized compound rate of 8%. She has strong global expertise in general management, operations, commercial execution and marketing across a wide range of industries.

•

On March 11, 2015 we announced that the European Community Trademark Office issued a Registration Certificate for our Naked trademark covering apparel. As a result, the Naked trademark is protected in all 28 Member States of the European Union and further facilitates our Company’s strategy to become a global lifestyle brand.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 31, 2015

Revenue

During the year ended January 31, 2015, we generated net sales of $557,212 compared to $639,107 for the same period in 2014, a decrease of $81,895 or 12.8% . Net sales decreased as a result of the liquidation of old inventory as a result of our planned transition to new product collections featuring new branding, product design and production improvements, all of which were brought to market subsequent to the end of the fiscal year. The reduction was also the result of new product introductions in the comparative period (our Tencel and Silver product lines) which resulted in larger initial bulk up orders during fiscal 2014.

Gross Margins

During the year ended January 31, 2015, we recorded net write-downs of inventory in the amount of approximately $250,000 to reduce inventory to its estimated net realizable value. These write downs are a result of a new core management team and manufacturing partnership which triggered a period of transition in branding, product design and production changes implemented concurrent and subsequent to the end of our fiscal year ended January 31, 2015. We continued to sell pre-existing inventory through to the end of the fourth quarter of fiscal 2015 when we launched our new Fall 2015 men’s collection.

Operating Expenses

	Year ended January 31,		Change
General and administrative	2015	2014	$	%
Bad debts	$3,773	$(3,726)	7,499	(201.3)
Bank charges and interest	16,251	30,433	(14,182)	(46.6)
Consulting	23,301	447,810	(422,261)	(94.3)
Depreciation	29,858	22,748	7,110	31.3
Director compensation	24,900	255,776	(230,876)	(90.3)
Insurance	72,738	59,281	13,457	22.7
Investor relations	127,750	208,610	(65,860)	(31.6)
Marketing	410,785	285,733	125,052	43.8
Occupancy and rent	81,611	31,468	50,143	159.3
Office and miscellaneous	104,070	104,464	(394)	(0.4)
Product development	429,421	194,266	235,155	121.0
Professional fees	631,116	281,833	349,283	123.9
Salaries and benefits(1)	4,432,499	661,575	3,770,924	570.0
Transfer agent and filing fees	38,141	28,394	9,747	34.3
Travel	156,091	117,416	38,675	32.9
Warehouse management	91,000	104,580	(13,580)	(13.0)
Total	$6,690,553	$2,830,661

(1)

There was an increase to $3,315,993 for non-cash stock option compensation charges included in salaries and benefits for the year ended January 31, 2015, as compared to $250,361 for the year ended January 31, 2014, an increase of $3,065,632. These stock based compensation charges relate to stock options issued to a new core management team as part of certain incentive based compensation packages.

There was an increase in general and administrative expenses to $6,690,553 for the year ended January 31, 2015, compared to $2,830,661 for the year ended January 31, 2014, an increase of $3,859,890, or 136.4% .

Of the total operating expenses, $3,318,241 was related to non-cash stock option compensation charges for the year ended January 31, 2015, as compared to $731,615 for the year ended January 31, 2014, an increase of $2,586,626. These amounts are included in the salaries and benefits, investor relations and consulting components of general and administrative expenses above. These stock based compensation charges relate mostly to stock options issued to a new core management team as part of certain incentive based compensation packages. The fair value of stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards. See the notes to our consolidated financial statements for more detailed information.

We incurred lower consulting charges in fiscal 2015 as compared to the prior year. Included in consulting fees in the prior year is an amount of $338,179 related to share based compensation expense as a result of stock options issued to consultants engaged for key person, product and sales alignment and event promotion. No such consultant’s options were granted in fiscal 2015.

Director fees decreased in fiscal 2015 as a result of charges related to equity based compensation in connection with the appointment of a new director in that period. In fiscal 2015, equity based compensation issued to new directors is being amortized over the vesting term of the related awards, resulting in less current period expense.

Our investor relations expenses were significantly reduced in fiscal 2015 as a result of the termination of contractual relationships with investor relations firms who had been assisting in capital raising efforts through introductions to the institutional and retail investment community. These capital raising efforts were continued internally within the company and, as described above, are reflected in the successful Offering, which closed in June and July 2014.

We significantly increased spending on product development in fiscal 2015 in connection with the engagement of a team of designers and consultants, who are working with employees of the company, and other involved partners, on an expanded and redesigned men’s collection and the fabrication and design of an entire complimentary women’s line of intimate apparel. The new Fall 2015men’s collection was introduced in the fourth quarter of fiscal 2015 and we expect to introduce our first women’s collections during calendar 2015 as well.

Professional fees increased year over year, as a result of higher legal fees associated with the Offering, new employment contracts, a new incentive stock option plan and the related written consent solicitation from our stockholders, and from the preparation of a registration statement in connection with the Offering.

Salaries and benefits increased due to increased staffing levels related to a new core management team and related employment contracts, and as a result of the allocation of non-cash stock based compensation charges, as described above.

Other income and expenses

We incurred interest expense of $465,618 for the year ended January 31, 2015 as compared to $77,381 for the year ended January 31, 2014. This increase in interest is attributable to long term financings entered into during the year ended January 31, 2015, in connection with the Offering. Long-term debt is accruing interest at 6% per annum, payable semi-annually. Of the total interest expense, an amount of $274,823 was paid in shares of our common stock. These shares were recorded at the fair value of the shares on the date they were issued as payment, which was in excess of the amount of cash interest owing.

Financing and accretion charges increased to $2,425,697 for the year ended January 31, 2015 from $737,595 for the year ended January 31, 2014. This is the result of the immediate recognition of all commissions and direct financing related expenses associated with the $7.3 Million Offering. Accounting rules required the immediate recognition of all transaction related expenses associated with the Offering as a result of the classification and treatment of the related host contract as a derivative financial instrument, as outlined below. In the comparative period, financing and accretion charges were mostly the result of the amortization of financing fees associated with the issuance of short term promissory notes, as well as amendment of an existing loan facility with Kalamalka Partners.

During the year ended January 31, 2015, in connection with the Offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and, these embedded conversion features and warrants were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments. In connection with the issuance of these securities as part of the Offering, we recorded a derivative expense of $12,028,383 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded net mark to market adjustments of $1,921,568 during the year ended January 31, 2015, in correlation with fluctuations in the price of our common stock. In the comparative period, we had net mark to market derivative adjustments of $9,358, in connection with a derivative liability that was being recognized in our financial statements because of a full ratchet provision included in a convertible promissory note. This promissory note was repaid during the year ended January 31, 2015.

We had debt conversion expenses of $309,011 and net losses on extinguishment of debt of $810,765 during the year ended January 31, 2015. These charges arose in connection with the settlement of various short term financing arrangements that had been entered into to bridge operations until the Offering was completed. Subsequent to and concurrent with the Offering we settled these short-term obligations through a combination of cash and stock issuances, as described in detail in our financial statements filed herein.

For the year ended January 31, 2014, other expenses included a $468,753 loss associated with the amendment to the Kalamalka Notes that had entered into default in a previous reporting period. This loss is the result of providing concessions to the Lenders as compensation for defaulting on the covenants under these Notes. These concessions included a reduced conversion price for the Notes and modified terms associated with warrants issued in connection with the Notes.

Net loss and comprehensive loss

Our net loss for the year ended January 31, 2015 was $(21,078,265), or $(0.58) per share, as compared to a net loss of $(4,238,490), or $(0.14) per share, for the year ended January 31, 2014. The most significant factors for the increase in net loss in the current period are substantial non-cash losses associated with the derivative accounting in connection with the Offering, as described above as well as an increase in general and administrative expenses as a result of stock based compensation charges related to stock options issued to a new core management team as part of incentive based compensation packages.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Private Placement Offering (the “Offering”)

During the year ended January 31, 2015, we entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a brokered private placement offering (the “Offering”) for aggregate gross proceeds of $7,309,832 through the sale of 292 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

In connection with the close of the Offering, we issued Debentures in the aggregate principal amount of $7,309,832. As consideration, we (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged our 6% senior secured convertible notes in the aggregate amount of $1,094,159, being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to ninety percent (90%) of the purchase price paid in the Offering. Interest accruing under the debentures is payable semi-annually, in cash or in kind, at the option of the Company as long as certain equity conditions are satisfied. At January 31, 2015, such equity conditions had not been satisfied and, consequently, interest is payable in cash unless such equity conditions failure has been waived by each holder. The funds raised from the sale of the Units are being used for marketing and new product development and design, as well as general working capital requirements.

The Debentures are secured against all the tangible and intangible assets of the Company.

In connection with the issuance of the Units, we entered into a Registration Rights Agreement with each purchaser pursuant to which we agreed to file a registration statement covering the resale of the shares issuable upon conversion of the debentures and upon exercise of the warrants. The Company filed such registration statement with the Securities and Exchange Commission (“SEC”) on October 8, 2014. However, due to a limit on the number of shares that could be registered pursuant to SEC policy, the Company was unable to include in such registration statement the shares underlying the debentures (the “Conversion Shares”). As a result of our Company’s inability to include such Conversion Shares, a condition of the Debentures is triggered which limits the ability of our Company to elect payment of interest accruing under the Debentures in shares of common stock (“in kind”) unless such condition is formally waived by each holder. During the year ended January 31, 2015 and in connection with the first interest payment date, the Company received waivers from holders of $4,874,832 in outstanding principal amounts of the Debentures. Such holders received payment of interest in kind, resulting in the issuance of 1,949,933 shares of our common as payment for $146,245 in interest due.

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

Agency Agreement with Kalamalka Partners

On August 10, 2012, we entered into the Agency Agreement with Kalamalka and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, were convertible into common shares at $0.75 per share at any time at the option of the Lender. These terms were later amended, as described below. During the year ended January 31, 2014, we entered into another Agency and Interlender Agreement with Kalamalka, and certain lenders whereby we agreed to borrow up to an additional $300,000.

On April 4, 2014, we entered into Amendment Agreements with Kalamalka and the Lenders (the “Amendment Agreements”). In connection with the Amendment Agreements, we amended several convertible promissory notes in the aggregate principal amount of $600,000 as follows: (i) we extended the due date of the Notes to October 1, 2016; (ii) we reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly; (iii) we removed borrowing margin requirements; (iv) we reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $0.50 per share to $0.25 per share. Also in connection with the Amendment Agreements and pursuant to an Inter-Lender Agreement dated April 4, 2014 between CSD Holdings LLC (“CSD”), a company controlled by a director of our company, Kalamalka and each of the Lenders, CSD and Kalamalka have acknowledged that the Offering Debentures (as described above) shall rank pari passu with the Notes and that Kalamalka shall provide CSD with a written notice of at least 119 days prior to taking any action or enforcing any right against the Company in respect of the Notes. The parties also agreed that neither Kalamalka nor the Lenders would take any action or position in enforcement of their security interest that is contrary to that taken by CSD in respect of the Offering Debentures.

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

Future Financing

At January 31, 2015, we required further financing to implement our proposed business plan.

Working Capital (Consolidated)	January 31, 2015	January 31, 2014

Current Assets	$2,609,257	$861,049
Current Liabilities	$365,987	$2,300,433
Working Capital (Deficit)	$2,243,270	$(1,439,384)

During the year ended January 31, 2015, we increased our working capital position as follows;

(i)	we extended the maturity date and certain other terms of other current obligations in the aggregate amount of $600,000, thus improving our working capital position; and

(ii)	we received cash proceeds of $6,094,100 in connection with the issuance of 6% senior secured convertible promissory notes.

During the year ended January 31, 2015, in connection with the Offering, we raised aggregate gross proceeds, before debt settlements, of $7,309,832 through the issuance of units consisting of convertible debentures and share purchase warrants. Further, we settled short terms obligations totaling $225,308 through the issuance of 2,205,745 shares of our common stock.

Cash Flows

	Year ended January 31,
	2015	2014
Cash Flows Used In Operating Activities	$(3,702,330)	$(1,751,618)
Cash Flows Used In Investing Activities	(48,978)	(11,747)
Cash Flows Provided By Financing Activities	5,627,065	1,787,063
Net change in Cash During Period	$1,875,757	$23,698

Operating Activities

Cash flows used in our operating activities was $3,702,330 for the year ended January 31, 2015, compared to $1,751,618 for the comparative period. The cash used in operations during the 2015 period was largely the result of a net loss for the period, offset by net non-cash charges of $17,546,983, mostly related to derivative liability accounting and share based compensation charges as described above.

Investing Activities

Investing activities used cash of $48,978 during the year ended January 31, 2015, compared to $11,747 for the comparative period. Investing activities in the 2015 period included cash outlays for some retail display and for patent and trademark acquisitions, maintenance and protection being incurred as we develop new products.

Financing Activities

Financing activities provided cash of $5,627,065 for the year ended January 31, 2015, compared to $1,787,063 for the comparative period. We received cash of $6,094,100 in connection with the Offering, which were partially offset by repayments of short term promissory notes in the amount of $413,385 and convertible promissory notes in the amount of $364,640. We also incurred debt offering costs of $616,178 related to commissions and direct transaction related expenses related to the Offering.

Proceeds from financing activities during the year ended January 31, 2014 were mostly related to funds received for private placements and the issuance of short term promissory notes. We received proceeds of $983,250 related to private placements. We also received cash of $571,122 in connection with the issuance of short term promissory notes and $958,500 in connection with the issuance of convertible promissory notes during the year.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Going Concern

As at January 31, 2015 we had not yet achieved profitable operations and expect to continue to incur significant losses from operations in the immediate future. These factors cast substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our substantial existing liabilities as well as further liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity to existing stockholders. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing necessary to support our working capital requirements. To the extent that funds generated from operations are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Segment Reporting

We used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, we have determined that as of January 31, 2015 and 2014, there is only a single reportable operating segment.

We operate in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2015	2014
United States	$343,769	$394,867
Canada	213,443	244,240
	$557,212	$639,107

At January 31, 2015, the net book value of long-lived assets were located within North America as follows:

	Equipment	Intangible assets
United States	$12,688	$14,211
Canada	8,453	29,945
	$21,141	$44,156

At January 31, 2014 substantially all of the Company’s long-lived assets were located in Canada.

Disclosure of Outstanding Share Data

As of April 30, 2015, there were 42,510,063 shares of our common stock issued and outstanding. In addition, at April 30, 2015, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 237,092,000 shares.

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

We believe that of our significant accounting policies, which are described in Note 3 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonable assured. Significant management judgments and estimates must be made in connection with determination of revenue to be recognized in any accounting period in respect of the timing of when the applicable revenue recognition criteria have been met. If we made different judgments or utilized different estimates for any period material differences in the amount and timing of revenue recognized could result.

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

Assumptions and estimates about future values and remaining useful lives of our intangible and other long–lived assets are complex and subjective. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. If applicable, our long–term financial forecast represent the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. Management has determined that no impairment currently exists.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The most significant estimates we made are those relating to uncollectible receivables, inventory valuation and obsolescence, stock-based compensation expense, and derivative valuations.

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

Derivative Liabilities

From time to time, we may issue warrants and convertible instruments with embedded conversion options which, dependent on their specific contractual terms, may be required to be accounted for as separate derivative liabilities. These liabilities are required to be measured at fair value. These instruments are then adjusted to reflect fair value at each period end. Any increase or decrease in the fair value is recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we use the binomial pricing model because these instruments are not quoted on an active market.

Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the binomial model does not necessarily provide a reliable single measure of the fair value of these instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact this guidance on our financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. We are currently evaluating the impact this guidance on our financial condition, results of operations and cash flows.

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America.

Report of BDO USA, LLP
Report of BDO Canada LLP
Consolidated Balance Sheets as at January 31, 2015 and January 31, 2014
Consolidated Statements of Operations for the years ended January 31, 2015 and 2014
Consolidated Statement of Stockholders’ Equity (Capital Deficit) for the years ended January 31, 2015 and 2014
Consolidated Statement of Cash Flows for the years ended January 31, 2015 and 2014
Notes to the Consolidated Financial Statements

Naked Brand Group Inc.
Consolidated Financial Statements
For the Year Ended January 31, 2015

Tel: 212-885-8000	100 Park Avenue
Fax: 212-697-1299	New York, NY 10017
www.bdo.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Naked Brand Group Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of Naked Brand Group Inc. as of January 31, 2015 and the related consolidated statements of operations, stockholders’ equity (capital deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naked Brand Group Inc. at January 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred a net loss of $21,078,265 for the year ended January 31, 2015, had a capital deficit of $2,224,180 at January 31, 2015 and the Company expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY

April 30, 2015

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

To the Stockholders and Board of Directors
Naked Brand Group Inc.

We have audited the accompanying consolidated balance sheet of Naked Brand Group Inc. as of January 31, 2014 and the related consolidated statements of operations, changes in stockholders’ equity (capital deficit), and cash flows for the year ended January 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naked Brand Group Inc. at January 31, 2014 and the results of its operations and its cash flows for the year ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended January 31, 2014 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a working capital deficiency, is in default with respect to certain loan agreements and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO CANADA LLP

Chartered Accountants
Vancouver, Canada

May 14, 2014

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Naked Brand Group Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

As at January 31,	2015	2014

ASSETS
Current assets
Cash	$1,943,235	$67,478
Accounts receivable, net	99,145	68,859
Advances receivable, net	-	50,000
Inventory, net	183,226	604,046
Prepaid expenses and deposits	383,651	70,666
Total current assets	2,609,257	861,049

Equipment, net	21,141	6,300
Intangible assets, net	44,156	39,877
Deferred financing fees	43,422	65,539

TOTAL ASSETS	$2,717,976	$972,765

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$299,887	$639,099
Interest payable	62,650	-
Promissory notes payable	3,450	397,422
Current portion of convertible promissory notes	-	1,022,294
Derivative financial instruments	-	241,618
Total current liabilities	365,987	2,300,433
Deferred compensation	170,369	-
Convertible promissory notes	605,850	1,670
Derivative financial instruments	3,799,950	-

TOTAL LIABILITIES	4,942,156	2,302,103
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock
Authorized 450,000,000 common shares (2014: 100,000,000 common shares), par value $0.001 per share Issued and outstanding 40,415,485 common shares (2014: 34,728,139)	40,416	34,728
Common stock to be issued	15,000	7,500
Accumulated paid-in capital	25,044,330	4,874,095
Accumulated deficit	(27,317,681)	(6,239,416)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (capital deficit)	(2,224,180)	(1,329,338)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,717,976	$972,765

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Operations
(Expressed in US Dollars)

for the year ended January 31,	2015	2014

Net sales	$557,212	$639,107

Cost of sales	800,695	587,639

Gross profit (loss)	(243,483)	51,468

Operating Expenses
General and administrative expenses	6,690,553	2,830,661
Foreign exchange	26,323	14,426

Total operating expenses	6,716,876	2,845,087

Operating loss	(6,960,359)	(2,793,619)

Other income (expense)
Interest expense	(465,618)	(77,381)
Accretion of debt discounts and finance charges	(2,425,697)	(737,595)
Derivative expense	(12,028,383)	(170,500)
Loss on extinguishment of debt	(810,765)	(468,753)
Debt conversion expense	(309,011)	-
Fair value mark-to-market adjustments	1,921,568	9,358

Total other expense	(14,117,906)	(1,444,871)

Net loss for the year	$(21,078,265)	$(4,238,490)

Net loss per share
Basic	$(0.58)	$(0.14)
Diluted	$(0.58)	$(0.14)

Weighted average shares outstanding
Basic	36,146,353	31,418,517
Diluted	36,146,353	31,418,517

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)	(Deficiency)
Balance - February 1, 2013	28,522,000	$28,522	$2,158,151	$3,750	$(2,000,926)	$(6,245)	$183,252
Shares issued pursuant to private placement repricing	214,000	214	239,466	-	-	-	239,680
Shareholder dividend	-	-	(239,680)	-	-	-	(239,680)
Private placements	3,333,000	3,333	679,917	-	-	-	683,250
Offering costs	-	-	(26,610)	-	-	-	(26,610)
Shares issued/to be issued in exchange for services rendered	644,843	645	143,644	3,750	-	-	148,039
Modification of convertible debt terms and warrants	-	-	485,704	-	-	-	485,704
Shares issued in connection with promissory notes	402,000	402	132,118	-	-	-	132,520
Warrants issued in connection with promissory notes	-	-	18,400	-	-	-	18,400
Shares issued under equity line with Lincoln Park	1,519,500	1,520	298,480	-	-	-	300,000
Less: issuance costs	-	-	(58,656)	-	-	-	(58,656)
Derivative liability reclassification	92,796	92	7,221	-	-	-	7,313
Issuance of detachable warrants	-	-	41,225	-	-	-	41,225
Beneficial conversion feature	-	-	17,600	-	-	-	17,600
Agent's warrants - convertible promissory notes	-	-	67,600	-	-	-	67,600
Derivative liability reclassification	-	-	177,900	-	-	-	177,900
Stock based compensation	-	-	731,615	-	-	-	731,615
Net loss for the year	-	-	-	-	(4,238,490)	-	(4,238,490)
Balance, January 31, 2014	34,728,139	$34,728	$4,874,095	$7,500	$(6,239,416)	$(6,245)	$(1,329,338)
Shares issued in connection with promissory notes	40,000	40	2,710	-	-	-	2,750
Modification of convertible debt terms and warrants	-	-	697,400	-	-	-	697,400
Return to treasury pursuant to private placement escrow agreement	(600,000)	(600)	600	-	-	-	-
Shares issued in settlement of debt	2,205,745	2,206	537,103	-	-	-	539,309
Shares issued in exchange for services rendered	225,000	225	32,175	7,500	-	-	39,900

Shares issued as payment in kind for interest owing under convertible debt arrangements	1,949,933	1,950	272,873	-	-	-	274,823
Shares issued pursuant the conversion of debt	1,866,668	1,867	138,133	-	-	-	140,000
Derivative liability reclassifications	-	-	15,171,000	-	-	-	15,171,000
Stock based compensation	-	-	3,318,241	-	-	-	3,318,241
Net loss for the year	-	-	-	-	(21,078,265)	-	(21,078,265)
Balance, January 31, 2015	40,415,485	$40,416	$25,044,330	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

for the years ended January 31,	2015	2014

Cash flows from operating activities
Net loss for the year	$(21,078,265)	$(4,238,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2,109	(3,247)
Provision for obsolete inventory	179,000	-
Depreciation and amortization	29,858	22,748
Other non cash items (Schedule 1)	17,333,256	2,218,214
Unrealized foreign exchange	2,760	(2,984)
Finance fees paid in connection with debt extinguishment	(38,008)	(2,520)
Increase (decrease) in cash resulting from change in:
Accounts receivable	(32,395)	339,101
Advances receivable	50,000	(50,000)
Prepaid expenses and deposits	(312,985)	(23,518)
Inventory	241,820	(367,896)
Accounts payable	(312,499)	356,974
Interest payable	62,650	-
Deferred compensation	170,369	-
Net cash used in operating activities	(3,702,330)	(1,751,618)

Cash flows from investing activities
Acquisition of intangible assets	(27,549)	(5,517)
Purchase of equipment	(21,429)	(6,230)
Net cash used in investing activities	(48,978)	(11,747)

Cash flows from financing activities
Proceeds from share issuances	-	983,250
Share issuance offering costs	-	(85,266)
Proceeds from the issuance of promissory notes	927,168	571,122
Repayments of promissory notes	(413,385)	(199,897)
Proceeds from convertible promissory notes	6,094,100	958,500
Repayments of convertible promissory notes	(364,640)	(381,177)
Debt offering costs	(616,178)	(45,553)
Repayments of related party payables	-	(13,916)
Net cash provided by financing activities	5,627,065	1,787,063

Net increase in cash	1,875,757	23,698
Cash at beginning of the year	67,478	43,780
Cash at end of the year	$1,943,235	$67,478

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

Supplemental Cash Flow Information

for the years ended January 31,	2015	2014

Cash paid during the period for:
Interest	$112,251	$65,148
Taxes	-	-
Non-cash financing activities:
Extinguishment of accounts payable with equity	$11,158	$39,820
Discount on debt financing	-	127,220
Settlement of notes through the issuance of shares	225,308	-
Deferred financing costs	-	88,400

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares issued for services	$-	$140,539
Shares to be issued in exchange for services	39,900	7,500
Loss on extinguishment of debt	810,765	468,753
Stock based compensation	3,318,241	731,615
Derivative expense	12,028,383	170,500
Change in fair value of derivative financial instruments	(1,921,568)	(9,358)
Debt issuance costs paid in warrants	1,552,700	-
Debt conversion expense	309,011	-
Amortization of deferred financing fees	674,069	269,472
Interest capitalized to convertible debt	10,372	1,365
Shares issued as penalty under debt agreements	1,250	2,900
Interest paid in kind	274,823	-
Accretion of debt discount	235,310	434,928

	$17,333,256	$2,218,214

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

1.	Nature of Business

Naked Brand Group Inc. (the “Company”) is a manufacturer and seller of direct and wholesale men’s undergarments and intimate apparels in the United States and Canada to consumers and retailers through its wholly owned subsidiary, Naked Inc. (“Naked”). Established in 2010, Naked was founded on one basic desire, to create a new standard for how products worn close to the skin fit, feel and function.

The Company currently operates out of New York, New York, United States of America and Abbotsford, British Columbia, Canada. In the future, Naked plans to expand into other women's intimate apparel, sleepwear and loungewear as well as other apparel and product categories that can exemplify the mission of the brand, such as activewear, swimwear, sportswear and more.

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

As of January 31, 2015, the Company had not yet achieved profitable operations and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Accounting

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Naked. All inter-company transactions and balances have been eliminated.

Reporting Currency and Foreign Currency

The functional currency of the Company is the US dollar. Transaction amounts denominated in foreign currencies are translated into their US dollar equivalents at exchange rates prevailing at the transaction dates. Foreign currency gains and losses on transactions or settlements are recognized in the consolidated statement of operations.

These consolidated financial statements have been presented in US dollars, which is the Company’s reporting currency.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of January 31, 2015 and 2014, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2015	2014
United States	$343,769	$394,867
Canada	213,443	244,240
	$557,212	$639,107

At January 31, 2015, the net book value of long-lived assets all located within North America were as follows:

	2015		2014
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$12,688	$14,211	$-	$-
Canada	8,453	29,945	6,300	39,877

	$21,141	$44,156	$6,300	$39,877

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonable assured.

Accounts receivable consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. The Company estimates an allowance for doubtful accounts based on historical losses, the existing economic conditions and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method, which under the circumstances, management believes will provide for the most practical basis for the measurement of periodic income. Management periodically reviews inventory for slow moving or obsolete items and considers realizability based on the Company’s marketing strategies and sales forecasts to determine if an allowance is necessary. If market value is below cost then an allowance is created to adjust the carrying amount of inventory.

Equipment

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

Website Costs

The Company recognizes the costs associated with developing a website in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350–40, Website development costs (“ASC 350-40”).

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

If the Company assesses that there is a likelihood of impairment, then the Company will perform a quantitative analysis comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value. Management has determined that no impairment has been identified in the years ended January 31, 2015 or 2014.

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping, warehousing and handling activities are included within operating expenses on the statement of operations.

(i)

Shipping costs associated with marketing related promotions are included as a component of general and administrative expenses as office and miscellaneous expense. These shipping costs were $25,930 for the year ended January 31, 2015 ($41,696 for the year ended January 31, 2014).

(ii)	Shipping costs billed to customers are recorded as revenues and related out-bound shipping costs incurred by the Company are recorded as cost of sales.

(iii)

Warehousing and handling costs, and shipping costs associated with transfers of inventory to and from third party warehouses to the Company’s warehouse are included in general and administrative expense as warehouse management. These warehousing, shipping and handling costs were $91,000 for the year ended January 31, 2015 ($104,580 for the year ended January 31, 2014).

Advertising Expense

The Company expenses advertising costs to operations during the period in which they were incurred. The Company expensed $38,278 and $60,011 related to advertising for the years ended January 31, 2015 and 2014, respectively.

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

The Company recognizes the impact of a tax position in the consolidated financial statements if the position is more likely than not to be sustained upon examination on the technical merits of the position. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdiction. The Company’s returns are no longer subject to U.S Federal tax examination for years before 2011. The Company has no uncertain tax positions as of January 31, 2015 and 2014, respectively; consequently no interest or penalties have been accrued by the Company.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, related party payables and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of promissory notes payable outstanding at January 31, 2015 and 2014, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

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

	2015	2014
Risk-free interest rate	0.61%	0.05%
Expected life (years)	2.34	0.36
Expected volatility(1)	147.42%	212.64%
Stock price	$0.12	$0.08
Dividend yields	0.00%	0.00%

(1) Where the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

The Company determined that the fair value of the convertible promissory notes at January 31, 2015 was $15,476,300 (2014: $1,209,300) based on a market interest rate of 18%.

Debt issuance costs

The Company incurs costs in connection with debt issuances, such as commissions and professional fees. Debt issuance costs are initially recorded as deferred financing expense on the consolidated balance sheets, and are amortized to financing expense over the term of the respective borrowings using the effective interest method.

Any costs incurred or paid to the lender in connection with the issuance of debt represent a reduction in the proceeds received by the Company. The resulting discount is amortized as accretion expense over the term of the debt using the effective interest method.

Derivative Financial Instruments

The Company evaluates stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

The Company estimates the fair value of these instruments using the binomial option pricing model. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Actual results could materially differ from those estimates. The most significant estimates made by the Company are those relating to uncollectible receivables, inventory valuation and obsolescence, product returns, and derivative valuations.

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

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the years ended January 31, 2015 and 2014, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Net loss per share was determined as follows:

	2015	2014
Numerator
Net loss	$(21,078,265)	$(4,238,490)
Less: Shareholder dividend – Note 12(i)	-	(239,680)
	$(21,078,265)	$(4,478,170)
Denominator
Weighted average common shares outstanding	36,146,353	31,418,517

Basic and diluted net loss per share	$(0.58)	$(0.14)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	136,935,946	6,775,446
Convertible debt	97,997,760	9,651,379
	235,868,706	16,426,825

Accounting for Stock-Based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires that compensation expense for employee stock-based compensation be recognized over the requisite service period based on the fair value of the award, at the date of grant.

The Company accounts for the granting of equity based awards to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all equity based awards is expensed over their vesting period with a corresponding increase to additional paid in capital. Compensation costs for stock-based payments to employees with graded vesting are recognized on a straight-line basis. The amount of cumulated compensation expense recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

4.	Inventory

Inventory of the Company consisted of the following:

	2015	2014

Finished goods	$362,226	$528,461
Raw materials		75,585
	362,226	604,046
Less: allowance for obsolete inventory	(179,000)	-

Total inventory	$183,226	$604,046

Balances at January 31, 2015 and 2014 are recorded at historical cost, less amounts for potential declines in value. At January 31, 2015, management has recorded an allowance for obsolescence of $179,000 (2014: $Nil) to reduce inventory to its estimated net realizable value.

5.	Equipment

Equipment of the Company consisted of the following at January 31, 2015 and January 31, 2014:

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

	2015	2014
Furniture & equipment	$11,630	$6,630
Computer equipment	20,963	4,534
	32,593	11,164
Less: Accumulated depreciation	(11,452)	(4,864)
	$21,141	$6,300

Depreciation expense for the year ended January 31, 2015 was $6,588 (2014: $1,694).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

6.	Intangible Assets

Intangible assets of the Company consisted of the following at January 31, 2015 and 2014:

			Useful life
	2015	2014	(Years)

Trade Names/Trademarks	$39,781	$24,874	Indefinite
Website	49,512	44,512	2

	89,293	69,386
Less: accumulated amortization	(45,137)	(29,509)

	$44,156	$39,877

Amortization expense for the year ended January 31, 2015 was $23,270 (2014: $21,054).

7.	Related Party Transactions and Balances

Related Party Balances

At January 31, 2015, included in advances receivable is an amount of $Nil (2014: $50,000) paid to a director of the Company as an advance for expenses to be incurred on behalf of the Company in the January, 2015 fiscal year.

At January 31, 2015, included in accounts payable and accrued liabilities is $17,060 (2014: $24,682) owing to directors and officers of the Company for reimbursable expenses and accrued management bonuses. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At January 31, 2015, an amount of $978,779 (2014: $Nil) in principal amounts of convertible notes payable and $8,247 in accrued interest payable, was owing to directors and officers of the Company. Included in convertible notes payable at January 31, 2015 is an amount of $791 (2014: $Nil) in respect of these amounts owing, after applicable unamortized debt discounts.

Related party transactions

During the year ended January 31, 2015, included in general and administrative expenses is $58,400 (2014: $112,700) in respect of directors fees and investor relations fees, $3,147,400 (2014: $267,918) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $132,500 (2014: $Nil) in respect of marketing fees paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Pursuant to a board agreement dated September 24, 2013, the Company agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the year ended January 31, 2015, the Company recorded directors fees of $24,900 (2014: $25,500) in respect of common shares earned under this agreement. The fair values per share were determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and Director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 57,150,000 shares of common stock of the Company, equal to 20% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis, (the “CEO Options”), with each option exercisable at $0.128 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company has agreed to issue 100,000 common shares to a consultant of the Company. An amount of $15,000 is included in common stock to be issued at January 31, 2015. The fair value of $0.15 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. At January 31, 2015, an amount of $170,369 (2014: $Nil) in deferred compensation related to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement. During the year ended January 31, 2015, the CEO received minimum wages compensation of $10,400 (2014: $Nil) under the terms of this employment agreement.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

8.	Promissory Notes Payable

	January 31, 2015	January 31, 2014

Promissory note bearing interest at 10% per annum payable at maturity, unsecured, matured on February 1, 2014(ii)	$-	75,000

Promissory note in the principal amount of $309,062, non- interest bearing, unsecured, repayable in five equal semi- monthly instalments of $41,667 plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The one-time interest charge of 15%, or $37,500 is convertible at maturity, at the option of the holder, into shares of common stock of the Company at a price of $0.10 per share (iii)	-	309,062

Promissory note in the principal amount of CDN$28,750, non- interest bearing, repayable in equal instalments of CDN$3,125 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty. The final CDN$3,750, representing a 15% original issue discount (“OID”) is repayable upon the company reporting net income from operations in a single month (iv)	3,450	14,668

Promissory note in the principal amount of CDN$57,500, non- interest bearing, repayable in equal instalments of CDN$9,583 over the remaining term of the note, unsecured. The note may be repaid at any time before maturity without notice, bonus or penalty (v)	-	43,250
Less: debt discounts	-	(44,558)
	3,450	397,422
Less: current portion	(3,450)	(397,422)
	$-	$-

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(i)

On April 7, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company agreed to issue 6% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate principal amount of $1,083,797. As consideration, the Company (i) received cash proceeds equal to $878,704 (the “Cash Proceeds”); (ii) exchanged a promissory note with an outstanding amount of $76,388 (Note 9(i)), being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,705 (Note 9(iii)), being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

Repayment of the SPA Notes was collateralized against all the tangible and intangible assets of the Company. The principal amount of $1,083,797 were to mature on April 7, 2015 (the “Maturity Date”) and was bearing interest at the rate of 6% per annum, payable on the Maturity Date. On June 10, 2014, these notes, along with accrued interest of $10,362 were exchanged for securities in a subsequent offering (Note 9(i)), at an exchange rate equal to 90% of the price paid by investors in that offering. The Company recorded debt conversion expense of $121,573, related to this purchase price discount upon these Notes being converted for units in the subsequent offering.

The Company incurred $89,849 in issuance costs in respect of the SPA Notes.

During the year ended January 31, 2015, the Company recorded $10,372 (2014: $Nil) in respect of interest on this note and $89,849 (2014: $Nil) in respect of the accretion of deferred financing fees.

(ii)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matured on February 1, 2014 and was bearing interest at a rate of 10% per annum payable at maturity.

During the year ended January 31, 2015, the Company issued 796,850 common shares of the Company in full and final settlement of this note, along with accrued interest of $4,685. This resulted in a loss on extinguishment of debt of $119,528. The fair value of $0.25 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

During the year ended January 31, 2015, the Company recorded $935 (2014: $3,750) in respect of interest on this note, up to the date of settlement of this note.

(iii)

During the year ended January 31, 2014, the Company issued a promissory note in the principal amount of $309,062, which was comprised of: (i) $250,000 consideration received; (ii) a one-time interest charge of $37,500, being 15% of the proceeds received (the “OID”); and (iii) an amount of $21,562, being the remaining principal balance due under a separate note agreement with the same lender.

The promissory note was repayable in five monthly instalments of $41,667 over the term of the note plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The Company repaid this promissory note during the year ended January 31, 2015.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The issuance of this promissory note as consideration of the remaining balance due and payable under the previous Note was recorded at the redemption amount pursuant to the applicable guidance under ASC 470-20.

During the year ended January 31, 2015, the Company recorded accretion expense of $33,972 (2014: $3,528) in respect of the accretion of the discount on this note.

(iv)

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. The OID is repayable upon the Company recognizing net income from operations in any given month during the term of the note.

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

During the year ended January 31, 2015, the Company recorded accretion expense of $3,280 (2014: $6,110) in respect of the accretion of the discount on this note.

(v)

On December 20, 2013, the Company issued a promissory note in the principal amount of CDN$57,500. The Company received $47,660 (CDN$50,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,149 (CDN$7,500). The note matured and was repaid during the year ended January 31, 2015.

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

During the year ended January 31, 2015, the Company recorded accretion expense $7,985 (2014: $2,164) in respect of the accretion of the discount on this note.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(vi)

On February 12, 2014, the Company issued a promissory note in the principal amount of CDN$61,295. The Company received $48,463 (CDN$53,300) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,270 (CDN$7,995). The note matured and was repaid during the year ended January 31, 2015.

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

During the year ended January 31, 2015, the Company recorded accretion expense of $8,770 (2014: $Nil) in respect of the accretion of the discount on this note and financing fees of $935 (2014: $Nil) in respect of a finder’s fee paid in connection with the issuance of this note.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

9.	Convertible Promissory Notes Payable

	January 31, 2015	January 31, 2014

Senior Secured Convertible Debentures, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to First and Second Kalamalka Amendment Agreement, due June 10, 2017 (i).	$7,169,832	$-

Revolving Credit Facility, bearing interest at 12% per annum, due August 16, 2014 (ii)	-	500,000

Revolving Credit Facility, bearing interest at 12% per annum, due January 31, 2014 (ii)	-	275,000

First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due June 10, 2017 (Note 9 (i)) (ii)	600,000	-

Convertible promissory note payable, non-interest Bearing, due February 9, 2014 (iii)	-	128,704

Convertible promissory note payable, non-interest bearing, due November 13, 2014 (iv)	-	124,444

Convertible promissory notes, bearing interest at 8% per annum, due September 23, 2014 (v)	-	91,688

Convertible promissory notes, bearing interest at 8% per annum, due September 17, 2014 (vi)	-	84,085
Less: debt discounts	(7,163,982)	(179,957)
	605,850	1,023,964
Less: current portion	-	(1,022,294)
	$605,850	$1,670

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(i)	Senior Secured Convertible Debentures

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

In connection with the close of the Offering, the Company issued Debentures in the aggregate principal amount of $7,309,832. As consideration, the Company (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged 6% senior secured convertible notes in the aggregate amount of $1,094,159 (Note 8(i)), being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to 90% of the purchase price paid in the Offering.

The aggregate principal amount matures on June 10, 2017 and bears interest at the rate of 6% per annum, payable quarterly, in cash or in kind, at the option of the Company provided certain equity conditions of the Debentures have been met, valued at the then conversion price of the Debentures. At January 31, 2015, such equity conditions had not been met and, consequently, payment of interest owing in shares of common stock (“in kind”) is not permitted under the terms of the Debentures, unless such condition is formally waived by each holder. During the year ended January 31, 2015 and in connection with the first interest payment dates, the Company received waivers from holders of $4,874,832 in outstanding principal amounts of the Debentures. Such holders received payment of interest in kind, resulting in the issuance of 1,949,933 shares of our common stock as payment for $146,245 in interest due. The fair value of the shares issued of $274,823 was determined with reference to the quoted market price of the shares on the date they were issued as payment in kind.

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

At the date of issuance of the Debentures and Warrants, the Company was authorized to issue 100,000,000 shares of common stock, which was insufficient to settle the conversion of the Debentures and exercise of the Warrants. Consequently, under the guidance of ASC 815, management recorded a derivative financial instrument in the Company’s consolidated financial statements (Note 10).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

In connection with the Subscription Agreements, the Company also entered into a Registration Rights Agreement with each Purchaser (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the shares that have been or may be issued to the Purchasers upon conversion of the Debentures and upon exercise of the Warrants (the “Registration Statement”). The terms of the Registration Rights Agreement also trigger the requirement to account for the related embedded conversion option and investor warrants that have not been included in an effective registration statement as derivative financial instruments pursuant to the guidance of ASC 815.

The Company also agreed to grant piggyback registration rights whereby the Company is required to include the shares of common stock issuable pursuant to exercise of the Agent Warrants in the Registration Statement.

The Company allocated the proceeds from the issuance of the Debentures first to the derivative financial instruments, at their fair values, with the remainder being allocated to the Debentures. The fair value of the derivative financial instruments of $19,338,215 at issuance resulted in a debt discount at issuance of $7,309,832, the entire aggregate principal balance of the Debentures. The remaining derivative financial instruments value over the proceeds of the debt at issuance of $12,028,383 was immediately expensed on the consolidated statement of operations as derivative expense, during the year ended January 31, 2015. This discount was being amortized using the effective interest method over the term of the Debentures.

During the year ended January 31, 2015, the Company recorded accretion expense of $5,895 (2014: $Nil) in accretion of this discount.

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

The finance fees were allocated to the Debentures and related derivative financial instruments in the same proportion as the allocation of proceeds to each instrument at the issuance date and, consequently, since the derivative financial instruments were allocated 100% of the proceeds, these finance charges were allocated to the derivative financial instrument at issuance and, as a result of these instruments being carried at fair value, were recorded as an immediate finance expense on the consolidated statement of operations during the year ended January 31, 2015.

On September 8, 2014, the Company filed an initial prospectus on Form S-1 with the Securities and Exchange Commission (SEC) to register the sale of up to 41,569,071 shares issuable upon exercise of certain of the warrants issued in connection with the Offering, including 2,400,000 warrants issued under the Kalamalka Notes (Note 8(ii)) which contained piggyback registration rights, and 39,169,071 of the Warrants. On October 8, 2014, the SEC declared the registration statement effective.

During the year ended January 31, 2015, the Company issued an aggregate of 1,866,668 shares of common stock pursuant to the conversion of $140,000 in principal amounts owing under the Debentures.

(ii)	Senior Secured Convertible Note Agreements with Kalamalka Partners

August, 2012 Credit Facility

On August 10, 2012, the Company and its wholly owned subsidiary, Naked, entered into the Agency Agreement with Kalamalka and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby the Company agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of convertible promissory notes from time to time as such funds are required by the Company.

During the year ended January 31, 2013, the Company issued convertible promissory notes in the aggregate principal amount of $500,000 (the “First KPL Notes”) and an aggregate of 100,000 share purchase warrants to the Lenders (the “Lender Warrants”) exercisable into one common share of the Company as follows: 25,000 Lender Warrants exercisable at $0.25 until August 10, 2015, 25,000 Lender Warrants exercisable at $0.50 until August 10, 2015 and 50,000 Lender Warrants exercisable at $0.25 until August 10, 2014.

The First KPL Notes were initially bearing interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any First KPL Note and all accrued and unpaid interest therein, were initially convertible into common shares of the Company at $0.75 per share at any time at the option of the Lender. These terms were later amended, as set forth below.

The First KPL Notes were collateralized by a first priority general security agreement over the present and future assets of the Company.

Pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Closing Notes between the Closing Notes and the detachable Lender warrants using the relative fair value method. The fair value of the Lender Warrants of $22,100 at issuance resulted in a debt discount at issuance of $20,940, which were being amortized using the effective interest method over the term of the Notes. During the year ended January 31, 2015, the Company recorded accretion expense of $5,587 (2014: $10,462) in respect of the accretion of this discount and $10,192 (2014: $59,618), in interest in respect of these Notes.

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

First Amendments

During the year ended January 31, 2013, the Company’s borrowing under the First KPL Notes exceeded the Borrowing Margin Requirements and these First KPL Notes entered into default. As a result, on July 22, 2013, the Company entered into an Amendment Agreement with Kalamalka and the Lenders. Pursuant to the Amendment Agreement, the Company amended the Notes to reduce the conversion price from $0.75 to $0.50 per share and amended the terms of the Lender Warrants, Bridge Loan Warrants and Agent’s Warrants such that the expiry of all of the warrants was extended by three years. In addition, the Amendment Agreement reduced the total commitment of the revolving loan facility from $800,000 to the $500,000 already advanced.

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

Each New Warrant is exercisable into one common share at a price of $0.15 per share for a period of five years from the closing date of the Subsequent Financing (Note 8(i)). The Company has the right to call the New Warrants if the volume weighted average closing price of the Company’s shares exceeds $0.40 per share for more than 20 consecutive trading days at any time after twenty four months following the closing date. In that event, the New Warrants will expire 30 days following the date the Company delivers notice in writing to the warrant holders announcing the call of the New Warrants. In addition, the New Warrants contained piggyback registration rights on any subsequent registration statement filed with the SEC. The New Warrants were included in the registration statement declared effective by the SEC on October 8, 2014 (Note 9(i)).

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The loss was recorded on the consolidated statement of operations during the year ended January 31, 2015, with a corresponding credit to additional paid in capital. In connection with the First Kalamalka Amendment Agreement and the Second Kalamalka Amendment Agreement (as defined and described below), the Company incurred $36,993 in financing fees. These cost have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the amended Notes. During the year ended January 31, 2015, the Company recorded financing expense of $23,043 (2014: $Nil) in respect of the amortization of these charges.

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

November, 2013 Credit Facility

On November 14, 2013, the Company entered into an Agency and Interlender Agreement dated November 14, 2013 (the “Agency Agreement”) with Kalamalka, and certain lenders as set out in the Agency Agreement (the “Lenders”), whereby the Company agreed to borrow up to $300,000 from the Lenders from time to time (the “Loan”). In connection with the closing of the Agency Agreement, the Company issued: (i) two convertible promissory notes (collectively, the “Second KPL Notes”) in the aggregate principal amount of $100,000 and (ii) an aggregate of 125,000 share purchase warrants (each, a “Lender Warrant”) to the Lenders. On November 26, 2013, the Company issued (i) additional Second KPL Notes in the principal amounts totaling $100,000 and (ii) 125,000 additional Lender Warrants and on December 24, 2013 the Company issued (i) an additional Second KPL Note in the principal amount of $75,000 and (ii) 115,000 additional Lender Warrants.

Each Lender Warrant is exercisable into one Share at a price of $0.10 per Share for a period of two years from the date of issuance.

Each Second KPL Note was due on January 31, 2014 (the “Due Date”) and was bearing interest at the rate of 12% per annum, calculated daily and payable on the Due Date. The principal amount outstanding under any Note, and all accrued but unpaid interest thereon, were convertible into shares of common stock of the Company at a price of $0.25 per share at any time at the option of the respective Lender. Repayment of the Notes was secured by general security agreements dated November 14, 2013, as amended and restated, made by each of the Company and its wholly owned subsidiary in favor of Kalamalka, as agent for the Lenders.

As consideration for facilitating the Loans, the Company issued an aggregate of 362,500 warrants (the “Kalamalka Warrants”) to Kalamalka, each Kalamalka Warrant exercisable into Shares at a price of $0.10 per Share for two years from the date of issuance.

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Second KPL Notes between the Second KPL Notes and the detachable Lender warrants using the relative fair value method.

The Company recorded a beneficial conversion feature in the amount of $17,600 in respect of first tranche of $100,000 issued in connection with the closing of the Agency Agreement. The beneficial conversion feature was calculated based on a comparison of the proceeds of the Notes allocated to the Second KPL Notes and the fair value of the common stock at the commitment date of the Notes.

The fair value of the Lender Warrants of $58,600 at issuance resulted in a debt discount of $41,225, and along with a beneficial conversion feature of $17,600, resulted in a total debt discount at issuance of $58,825, which was amortized using the effective interest method over the term of the Second KPL Notes to January 31, 2014. During the year ended January 31, 2015, the Company recorded accretion expense of $Nil (2014: $58,825) in respect of the accretion of this discount and $5,605 (2014: $5,531), in interest in respect of these Second KPL Notes.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The fair value of the Agent’s Warrants of $67,600 was recorded as a deferred financing charge and was amortized to income over the term of the Second KPL Notes to January 31, 2014 using the effective interest method. During the year ended January 31, 2015, the Company recorded $2,968, respectively (2014: $67,600) in financing charges in respect of the amortization of these fees and other legal fees incurred in connection with the issuance of these Second KPL Notes.

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

On January 31, 2014, the Company did not repay the Notes at maturity. On April 4, 2014, the Company entered into an Amendment Agreement (the “Second Kalamalka Amendment Agreement”) with Kalamalka and certain lenders as set out in the Agreement (collectively, the “Second Tranche Lenders”) amending the Agency and Interlender Agreement dated November 14, 2013 (the “Second Agency Agreement”). In connection with the Second Agency Agreement, the Company amended certain convertible term promissory notes in the aggregate principal amount of $200,000 (the “Second Tranche Notes”) as follows; (i) the Company extended the due date of the Second Tranche Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the Second Tranche Notes to 6% per annum, calculated and payable quarterly, in cash or in kind; and (iii) the Company removed the Borrowing Margin Requirements.

As consideration for facilitating such amendments, the Company granted 600,000 New Warrants to the Second Tranche Lenders and to Kalamalka.

Repayment of the First Tranche Notes and the Second Tranche Notes is collateralized by a general security agreement dated November 14, 2013, as amended on April 4, 2014 (the “Kalamalka Security Agreement”), made by the Company in favour of Kalamalka, as agent for the First Tranche Lenders and Second Tranche Lenders, which Kalamalka Security Agreement ranks pari passu with the Security Agreements entered into with the Lenders in respect of the Offering (Note 9(i)).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the amendments. The amendments were considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting and calculated a loss on extinguishment of debt of $216,500 as the premium of the aggregate fair value of the amended Second KPL Notes and New Warrants of $416,500 over their carrying values of $200,000 immediately prior to the amendments. The Company calculated the fair value of the amended Second KPL Notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features, using the following assumptions:

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

The loss was recorded on the consolidated statement of operations during the year ended January 31, 2015, with a corresponding credit to additional paid in capital.

In addition, during the year ended January 31, 2015, the Company exchanged a Second KPL Note with an outstanding amount of $76,388, including accrued interest of $1,388, for the issuance of a SPA Note in the same amount (Note 8(i)). The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the exchange of debt instruments. Under the guidance of ASC 470-50, the exchange was considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting. The Company calculated the fair value of the amended Second KPL Note by discounting future cash flows using a discount rate representative of current borrowing rates for debt instruments and valuing the discount included in the amended Second KPL Note with respect to its conversion into a Subsequent Financing (Note 8(i)). There was a trivial gain on settlement which was not recorded in these consolidated financial statements.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

In addition, the lender was entitled to 5,000 common shares in the event the Company did not make a Regular Repayment when due and payable under the terms of the note. During the year ended January 31, 2015, the Company requested an extension on the sixth, seventh and eighth Regular Repayments and, consequently the Company issued 15,000 common shares to the lender. The fair value of these shares of $1,250, which was determined with reference to the quoted market price of the Company’s stock on the commitment date, was recorded as a charge to general and administrative expense in the consolidated statement of operations for the year ended January 31, 2015.

During the year ended January 31, 2015, the Company recorded accretion expense of $7,754 (2014: $83,458) in respect of the accretion of this discount on this note.

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

The deferred finance fees were recorded as a deferred finance charge and were amortized to income over the term of the note using the effective interest method. During the year ended January 31, 2015, the Company recorded financing expense of $3,607 (2014: $48,916) in respect of the amortization of these charges.

On April 7, 2014, the Company entered into a debt settlement agreement with this lender pursuant to which the Company agreed to exchange the remaining outstanding amount of $128,705 for the issuance of a new SPA note (Note 8(i)). The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the exchange of debt instruments. Under the guidance of ASC 470-50, the exchange was considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting. The Company calculated the fair value of the amended Note by discounting future cash flows using a discount rate representative of current borrowing rates for debt instruments and valuing the discount included in the amended note with respect to its conversion into a Subsequent Financing (Note 8(i)). There was a trivial gain on settlement which was not recorded in these consolidated financial statements.

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

In connection with the issuance of this promissory note, the Company had agreed that the terms of the promissory note will be amended if any securities are issued, while the promissory note is outstanding, at terms more favorable to the terms contained in the promissory note, such that the more favorable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 10).

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

During the year ended January 31, 2015, the Company recorded accretion expense of $2,065 (2014: $670) in accretion of this discount.

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

During the year ended January 31, 2015, the Company recorded accretion expense of $16,280 (2014: $4,456) in accretion of these discounts.

In connection with the issuance of the Cash Notes, the Company incurred deferred finance fees of $8,000. The deferred finance fees were recorded as a deferred finance charge and were being amortized to income over the term of the Cash Notes using the effective interest method. During the year ended January 31, 2015, the Company recorded financing expense of $6,944 (2014: $1,056) in respect of the amortization of these charges.

During the year ended January 31, 2015, the Company repaid the Cash Notes for cash payments totaling $69,464. The repayment of these Cash Notes resulted in a total gain on extinguishment of debt of $5,000, being the carrying value of the Cash Notes less the total cash consideration paid upon redemption.

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

In connection with the issuance of this Note, the Company had agreed that the terms of the Note would be amended if any securities are issued, while the Note is outstanding, at terms more favorable to the terms contained in the Note, such that the more favorable terms would become part of the transaction documents of the Lender. This ratchet provision and conversion feature violated the fixed for fixed criteria resulting in the recording of a derivative financial instrument in the Company’s consolidated financial statements (Note 10).

The Company allocated the proceeds from the issuance of the Note first to the derivative financial instrument, at its fair value, with the remainder being allocated to the Note. The fair value of the derivative financial instrument of $8,376 at issuance resulted in a debt discount, which was being amortized using the effective interest method over the term of the Note.

During the year ended January 31, 2015, the Company recorded accretion expense of $3,826 (2014: $989) in accretion of this discount.

In connection with the issuance of the Note, the Company incurred deferred finance fees of $11,500. The deferred finance fees were recorded as a deferred finance charge and were being amortized to income over the term of the Note using the effective interest method. During the year ended January 31, 2015, the Company recorded financing expense of $10,180 (2014: $1,320) in respect of the amortization of these charges.

During the year ended January 31, 2015, the Company repaid the Note. The repayment of these Cash Notes resulted in a gain on extinguishment of debt of $27,958, being the cash consideration paid upon redemption less the carrying value of the Note and the related embedded conversion feature of $64,900, which was being accounted for as a derivative financial instrument.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

10.	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 9 (i), (iv) and (vi)), which have no observable market data and are derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy, at January 31, 2015 and 2014:

	2015	2014
Embedded conversion features	$1,769,100	$241,618
Warrants	2,030,850	-

Derivative financial instruments	$3,799,950	$241,618
Less: Current Portion	-	(241,618)
	$3,799,950	-

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

From time to time, the Company has issued notes with embedded conversion features which contain price-protection features that result in these instruments being treated as derivatives. In addition, during the year ended January 31, 2015, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts (Note 9(i)). Further, these embedded conversion features and warrants issued during the year ended January 31, 2015 were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments until such time as the shares become eligible for sale without volume limitations or other restrictions. As a result, the Company is required to account for these instruments as derivative financial instruments until such time as the shares were no longer subject to the constraints of the registration rights agreement.

During the year ended January 31, 2015, the Company received stockholder approval through written shareholder consent to increase the authorized shares of common stock in the Company from 100,000,000 to 450,000,000, which amount is now sufficient to fully settle all the outstanding contracts. In addition, during the year ended January 31, 2015, the registration statement covering the resale of certain of the warrants covered under the registration rights agreement that were required to be accounted for as derivative liabilities, was filed with and was declared effective by the Securities and Exchange Commission. Additionally, certain registration exemptions were triggered to permit the resale of certain of the shares underlying embedded conversion features. Consequently, certain of these warrants and certain embedded conversion features were no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the year ended January 31, 2015 and for the year ended January 31, 2014 at their fair value as follows:

	2015	2014
Derivative financial instruments, beginning of the period	$241,618	$-
Fair value of warrants and embedded conversion features at
commitment dates	20,890,900	428,876
Fair value mark to market adjustments	(1,921,568)	(9,358)
Extinguishment of derivative liability upon extinguishment of host contract	(240,000)	(177,900)
Reclassification of derivative liability upon change in triggering events	(15,171,000)	-

Derivative financial instruments, end of the period	$3,799,950	$241,618

On the commitment date of the related convertible promissory notes, the Company recorded a debt discount to the extent of the gross proceeds of the promissory note, and immediately expensed any remaining derivative value as a derivative expense. During the year ended January 31, 2015, the Company recorded $12,028,383 (2014: $170,500) in derivative expense.

During the year ended January 31, 2015, the Company recorded other income (expenses) of $1,921,568 (2014: $9,358) related to the change in fair value of the warrants and embedded conversion features, which is presented in the change in fair value of derivative financial instruments in the accompanying consolidated statements of operations.

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at January 31, 2015 and 2014 using the binomial option pricing model based on the following weighted average management assumptions:

	Reclassification	January 31,	January 31,
	Date	2015	2014
Risk-free interest rate	1.06%	0.92%	0.34%
Expected life (years)	3.22	3.42	1.78
Expected volatility(1)	134.33%	136.25%	132.09%
Stock price	$0.15	$0.12	$0.08
Dividend yields	0.00%	0.00%	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

During the years ended January 31, 2015 and 2014, the Company repaid certain promissory notes which contained derivative financial instruments and the corresponding derivative financial instrument were extinguished upon extinguishment of the related host contract.

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

The Company incurred $58,656 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital during the year ended January 31, 2014. The shares of common stock issued as a commitment fee are being recorded as a share issuance cost at par value with a corresponding charge against additional paid in capital in the period they are issued. During the year ended January 31, 2015, the Company did not issue any securities under this Purchase Agreement.

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

Year ended January 31, 2015

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

Year ended January 31, 2014

i)

On February 21, 2013, the Company reduced the price of 200,000 units and 14,000 common shares issued during the year ended January 31, 2013 from $0.50 to $0.25 per unit and share, respectively. Consequently, the Company issued 200,000 units and 14,000 common shares for no additional consideration. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.75 per share for a period of two years from the date of the initial offering. The Company determined that the aggregate fair value on the grant date of these units and shares was $239,680 and recorded the entire amount as a shareholder dividend in the financial statements during the year ended January 31, 2014. The fair value of $1.12 per share was determined by reference to the quoted market price of the Company’s stock on the date of issuance.

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At January 31, 2015, 41,030,000 options remain available for issuance under the 2014 Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended January 31, 2015 and 2014 is presented below:

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2013	1,885,000	$0.25
Granted	1,570,000	$0.50	$0.44
Cancelled	(450,000)	$0.50
Outstanding at January 31, 2014	3,005,000	$0.34
Expired	(285,000)	$0.25
Granted	69,075,000	$0.13	$0.21

Outstanding at January 31, 2015	71,795,000	$0.14	$0.21

Exercisable at January 31, 2015	13,862,500	$0.17

Exercisable at January 31, 2014	2,246,184	$0.38

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

At January 31, 2015, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry	Number
Number	Price	Date	Vested
20,000*	$0.25	February 1, 2015	20,000
90,000*	$0.25	February 14, 2015	90,000
15,000	$0.25	July 25, 2015	15,000
250,000	$0.75	October 1, 2015	250,000
15,000	$0.25	December 19, 2015	15,000
150,000	$0.35	January 6, 2016	150,000
150,000	$0.55	January 6, 2016	150,000
200,000	$0.75	January 6, 2016	200,000
55,000	$0.25	April 1, 2016	55,000
600,000	$0.25	October 9, 2017	600,000
50,000	$0.25	February 1, 2018	50,000
150,000	$0.25	May 1, 2018	75,000
80,000	$0.25	April 1, 2019	80,000
1,000,000	$0.25	July 30, 2022	1,000,000
67,970,000	$0.128	June 6, 2024	11,112,500
1,000,000	$0.15	June 10, 2024	-

71,795,000			13,862,500

*Subsequent to January 31, 2015 these options expired unexercised.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At January 31, 2015, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2014: $Nil and $Nil, respectively).

During the year ended January 31, 2015, the Company recognized a total fair value of $3,318,241 (2014: $ $715,915) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $11,614,380 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to June 10, 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2015	2014
Expected term of stock option (years) (1)	6.54	1.48
Expected volatility (2)	110.84%	184.40%
Stock price at date of issuance	$0.13	$0.71
Risk-free interest rate	2.07%	0.18%
Dividend yields	0.00%	0.00%

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

Share Purchase Warrants

At January 31, 2015, the Company had 65,140,946 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
240,000	$0.25	April 7, 2015
120,000	$0.25	April 19, 2015
104,440	$0.75	April 19, 2015
120,000	$0.28	October 4, 2015
498,000	$0.25	August 10, 2017
250,000	$0.10	November 14, 2016
250,000	$0.10	November 26, 2016
227,500	$0.10	December 24, 2016
150,000	$0.25	August 10, 2018
2,400,000	$0.15	April 4, 2019
44,164,332	$0.15	June 10, 2019
6,202,098	$0.075	June 10, 2019
8,255,867	$0.15	July 8, 2019
1,173,709	$0.075	July 8, 2019
985,000	$0.20	October 23, 2019

65,140,946

During the year ended January 31, 2015, 24,000 share purchase warrants exercisable at $0.25 per share and 214,506 share purchase warrants exercisable at $0.75 per share expired unexercised.

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 31, 2013	2,162,506	$0.47
Issued	1,609,940	$0.31
Outstanding at January 31, 2014	3,770,446	$0.40
Cancelled	(600,000)	$0.50
Issued	63,181,006	$0.14
Expired	(1,210,506)	$0.64

Outstanding at January 31, 2015	65,140,946	$0.14

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

13.	Income Taxes

The reconciliation of income tax provision computed at statutory rates to reported income tax provision is as follows:

January 31,	2015	2014
	34%	34%
Loss for the year	$(21,078,265)	$(4,238,490)

Expected income tax recovery	(7,167,000)	(1,441,100)
Non-deductible other expenses	483,000	259,100
Non-deductible financing fees	541,500	80,000
Non-deductible derivative expense	4,090,000	58,000
Non-deductible derivative mark-to-market adjustments	(653,000)	(3,000)
Effect of foreign exchange and other adjustments	(1,000)	(19,700)
Change in valuation allowance	2,706,000	1,066,700

Total income tax expense	$-	$-

Significant components of the Company’s net deferred tax assets at January 31, 2015 and 2014:

January 31,	2015	2014

Temporary differences relating to:
Net operating loss carry forwards	$3,627,000	$1,049,300
Equipment and intangible assets	12,800	(7,600)
Stock based compensation	1,451,600	318,300
	5,091,400	1,360,500
Valuation allowance	(5,091,400)	(1,360,500)

Net deferred taxes	$-	$-

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting. The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets. Since the Company has had cumulative net operating losses since inception, the ability to use forecasted future earnings is diminished. As a result, the Company concluded a full valuation allowance against the net deferred tax asset was appropriate. At January 31, 2015 and 2014 the total change in valuation allowance for items affecting the current year was $2,706,000 and $1,066,700, respectively.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

At January 31, 2015, the Company had accumulated net operating losses in Canada totaling approximately $1,800,000 (2014: $1,666,000), which may be available to reduce taxable income in Canada in future taxation years. At January 31, 2015, the Company had accumulated net operating losses in USA totaling approximately $10,666,000 (2014: $1,419,000), which may be available to reduce taxable income in the United States in future taxation years. Unless previously utilized, these net operating losses will begin to expire in 2025.

The Company files income tax returns in the United States and Canada. All of the Company’s tax returns are subject to tax examinations until the respective statute of limitations expires. The Company currently has no tax years under examination. The Company’s tax filings for the years 2012 to 2014 remain open to examination.

Based on management’s assessment of ASC Topic 740 Income Taxes, the Company does not have an accrual for uncertain tax positions as of January 31, 2015 and 2014. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

14.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the year ended January 31, 2015, the Company had concentrations of sales with a customer equal to 28% of the Company’s net sales (2014: 37%). As at January 31, 2015 the accounts receivable balance for this customer was $2,755 (2014: $15,462).

For the year ended January 31, 2014, the Company had concentrations of sales with another customer equal to 12% of the Company’s net sales. At January 31, 2014 the accounts receivable balance for this customer was $3,821.

15.	Commitments

Pursuant to a service agreement dated May 15, 2014, the Company has agreed to pay a retainer fee of $14,500 per month to a consultant of the Company, in exchange for marketing, sales and design services to be rendered over the term of the agreement to May 15, 2015. The consultant is a firm of which a direct family member of a director and officer of the Company is a principal.

16.	Subsequent Events

Subsequent to January 31, 2015;

a)	The Company issued stock options to purchase an aggregate of 3,150,000 shares of common stock at an exercise price of $0.12 as to 1,500,000 shares and $0.112 as to 1,650,000 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 22, 2014, the board of directors of our company approved the dismissal of BDO Canada LLP as our company's independent registered public accounting firm as a result of the migration of our head office to New York, New York. Our board of directors has appointed BDO USA, LLP as our principal independent auditor.

BDO Canada LLP's report on our company's consolidated financial statements for the fiscal years ended January 31, 2014 and January 31, 2013 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company's consolidated financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our company’s fiscal years ended January 31, 2014 and January 31, 2013 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with BDO Canada LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of BDO Canada LLP, would have caused BDO Canada LLP to make reference to the subject matter of the disagreement in connection with its report.

During our company’s fiscal years ended January 31, 2014 and January 31, 2013 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During our company’s fiscal years ended January 31, 2014 and January 31, 2013 and in the subsequent interim period through the date of appointment of BDO USA, LLP, we have not consulted with BDO USA, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has BDO USA, LLP provided to our company a written report or oral advice that BDO USA, LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than in connection with carrying out the review procedures required under Appendix K of SEC Practice Section rules adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, during such periods, our company has not consulted with BDO USA, LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K)

ITEM 9A. CONTROLS AND PROCEDURES

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

Based on that evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and our principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of January 31, 2015. The ineffectiveness of our internal control over financial reporting was due to the existence of material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines;

(iii)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans; and

(iv)	lack of a written whistle-blower policy.

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

However, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-K. Such remediation activities include the following:

(i)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we intend to establish a formal whistle blower policy.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to the fiscal quarter ended January 31, 2015, we appointed two new independent directors to our Board of directors and, in connection with these appointments, established a formal, independent audit committee. This change had a material effect on our internal control over financial reporting as it establishes another level of formal review.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Carole Hochman	Chief Executive Officer, Chief Creative Officer, Director, Chairwoman	70	June 10, 2014
Joel Primus	President, Secretary, Director	28	July 30, 2012
Michael Flanagan	Chief Financial Officer, Chief Operating Officer	63	June 9, 2014
Carlos Serra	Vice President Sales & Merchandising	46	June 6, 2014
David Hochman	Director	40	June 10, 2014
Andrew Kaplan	Director	48	July 19, 2013
Christopher Heyn	Director	54	October 7, 2013
Paul Hayes	Director	49	February 3, 2015
Martha Olson	Director	59	February 25, 2015

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Carole Hochman

We appointed Ms. Carole Hochman as our Chief Executive Officer and Chief Creative Officer, and to serve as a director of our company, effective as of June 10, 2014. Ms. Carole Hochman became an employee of our company on June 6, 2014.

Ms. Hochman is a renowned designer and sleepwear pioneer. She is considered one of the single most influential women in the intimate apparel and sleepwear business in the United States. She has been creating intimate apparel for more than 30 years and was the driving force behind the Carole Hochman Design Group, for which she served as Chief Creative Officer until her departure in 2013 and for which she was previously CEO until its acquisition by Komar in 2010. Under Ms. Hochman’s leadership, Carole Hochman Design Group manufactured Carole Hochman brand of sleepwear, loungewear and daywear and numerous sleepwear collections including Christian Dior, Oscar de la Renta, Ralph Lauren, Jockey, Donna Karan, Tommy Bahama and Betsey Johnson.

We believe Ms. Hochman is qualified to serve on our board of directors because of her extensive business experience as described above.

Joel Primus

Joel Primus is the President and a director of our company and was previously the President, CEO, founder and a director of Naked and the Chief Executive Officer and interim Chief Financial Officer of Naked Brand Group Inc. Although he is only 28, Mr. Primus preceded his business activities with a successful athletic career. During his amateur running career, Mr. Primus was selected for three national teams and represented Canada at the World Youth Championships. Mr. Primus was also an Athlete Liaison to Canadian Sport Centre Pacific in addition to sitting on the board with Volunteer Abbotsford. He was awarded a full scholarship to High Point University in North Carolina where he made the Dean’s list and won the student athlete award. When an unfortunate accident ended Mr. Primus’ running career, international travel in Central and South America inspired Mr. Primus to form the Project World Citizen Society, a non-profit society that aims to assist communities in the developing world that are struggling with social injustices. The organization currently works out of Ghana and Mr. Primus sits as the Co-Chair on its board of directors. His travels in South America also inspired Mr. Primus to found Naked. During the start-up phase for Naked, which started in September 2008, Mr. Primus worked as an advertising consultant for the Black Press Group Ltd. (the Abbotsford News), a Canadian privately owned publisher of newspapers, from November 2009 to April 2010. From April 2010 to June 2010, Mr. Primus was employed at Altitude Search Marketing where he handled business development. From September 2008 to October 2009, Mr. Primus operated the Sapera magazine. In promotion of Naked, Mr. Primus has appeared on CBC’s Dragons Den three times in addition to Entertainment Tonight Canada, E Talk Daily Canada, Urban Rush, Shaw’s The Express and The Fanny Kiefer Show.

We believe Mr. Primus is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

Michael Flanagan

We appointed Mr. Michael Flanagan as our Chief Financial Officer and Chief Operating Officer effective June 9, 2014. Mr. Michael Flanagan became an employee of our company on June 6, 2014.

Mr. Flanagan brings more than 30 years of very successful apparel experience in both finance and operations. Mr. Flanagan began his career in 1979 at Warnaco Inc., a Fortune 500 Apparel Company, in the company’s management trainee program and managed cost accounting, financial accounting and internal audit for multiple divisions. Mr. Flanagan next managed Internal Audit at Crystal Brands, another Fortune 500 apparel company, then spent 13 years at Brooks Brothers Inc. as the Senior Vice President of both Finance and Distribution/Logistics/Customer Service, where he helped grow the company from less than $200 million in sales to over $650 million in sales. In 2001, Mr. Flanagan partnered with Morgan Stanley and helped lead the team, as CFO, selling Brooks Brothers to Retail Brand Alliance in 2002. From 2003 to 2009, Mr. Flanagan served as the COO/CFO of luxury brand Nat Nast Inc., after which he became COO/CFO of Summit Golf Brands until 2013.

Carlos Serra

On June 6, 2014, we appointed Mr. Carlos Serra as our company’s Vice President Sales and Merchandising, effective June 23, 2014. Mr. Carlos Serra has been an employee of our company since June 6, 2014.

Mr. Serra is a senior sales, merchandising and marketing executive with over 18 years of experience in the intimate apparel industry. Mr. Serra began his career with Macy’s, completing their retail executive training program. Mr. Serra has worked in the strategic sales, development, merchandising and marketing divisions for the distribution of men’s and women’s collections for brands such as Emporio Armani, Calvin Klein and Polo Ralph Lauren. He has worked with product development teams worldwide to create the proper assortment mix for global distribution within wholesale and proprietary distribution channels. Mr. Serra was instrumental in the global launch of Emporio Armani men’s underwear featuring David Beckham.

David Hochman

On June 6, 2014, we appointed Mr. David Hochman as a director of our company, effective as of June 10, 2014.

Mr. Hochman is a Managing Partner of Orchestra Medical Ventures, an investment firm that employs an innovative strategy to create, build and invest in medical technology companies intended to generate substantial clinical value and superior investor returns. He is also President of Accelerated Technologies, Inc. (ATI), a medical device accelerator managed by Orchestra. Mr. Hochman has over 19 years of venture capital, entrepreneurial and investment banking experience. Mr. Hochman is the Chairman of Vital Access Corp. and serves as a director of MOTUS GI Medical Technologies, Caliber Therapeutics, BackBeat Medical (where he is also President), FreeHold Surgical, Maternity Neighborhood and Corbus Pharmaceuticals (Nasdaq: CRBP). Prior to joining Orchestra, Mr. Hochman was Chief Executive Officer of Spencer Trask Edison Partners, LLC, a principal investment partnership focused on early stage healthcare companies. He was also Managing Director of Spencer Trask Ventures, Inc. during which time he was responsible for directing the firm’s venture banking group and led financing transactions for over 20 early-stage companies, securing over $420 million in equity capital. Mr. Hochman was a board advisor of Health Dialog Services Corporation, a world leader in collaborative care management that was acquired in 2008 by the British United Provident Association for $750 million. He was also a co-founder and director of PROLOR Biotech, Inc., a biopharmaceutical company developing longer-lasting versions of approved therapeutic proteins, which was purchased by Opko Health, Inc. (NYSE: OPK) in 2013 for over $600 million. Mr. Hochman also currently serves as a board member of two non-profit organizations, the Citizens Committee for New York City and the Mollie Parnis Livingston Foundation. He graduated with honors from the University of Michigan.

We believe Mr. Hochman is qualified to serve on our board of directors because of his extensive business experience as described above.

Andrew Kaplan

Mr. Kaplan is a Vice President of Barry Kaplan Associates, a 25-year-old investor relations firm that works with small and medium sized public and private companies. He has been with the firm since 1995. Prior to this, Mr. Kaplan had been with major investment firms and a boutique investment bank specializing in the financing of companies going public through IPOs or reverse mergers. Mr. Kaplan received his BSBA in Finance and Insurance from the University of Hartford in 1989.

Mr. Kaplan has been a director of Coral Gold Resources Ltd. since July 2012.

We believe Mr. Kaplan is qualified to serve on our board of directors because of his extensive business experience in the area of finance as described above.

Christopher Heyn

Mr. Heyn is currently Chief Executive Officer of Southern Tide, LLC and he was formerly the Chief Executive Officer and Chairman of Summit Golf Brands and has extensive experience in the apparel merchandizing industry, including experience as Chief Operating Officer and Managing Director of D.C. Management Group, President of Nautica Sportswear and Nautica Jeans Company and Nautica Apparel, Inc., and Senior Vice President of the National Basketball Association’s Global Merchandising Group.

We believe Mr. Heyn is qualified to serve on our board of directors because of his extensive business experiences in the apparel merchandising industries, as described above.

Paul Hayes

Effective February 3, 2015, we appointed Paul Hayes as a director of our company and a member of our audit committee (Chairman).

Mr. Hayes, a certified public accountant, led the commercial finance and accounting team for the $500 million Calvin Klein brand business in Europe in his capacity as Chief Financial Officer for the Europe region of The Warnaco Group, which was acquired in 2013 by PVH Corporation. He has extensive global experience managing and driving growth in a wide range of industries, particularly in the intimate apparel and sleepwear categories through his tenure at Calvin Klein. He has also held senior positions at international powerhouses Nokia Corporation and Deloitte & Touche LLP. Currently, Mr. Hayes serves as the Vice President Finance for Parfums de Coeur, a fragrance and bath products concern.

We believe Mr. Hayes is qualified to serve on our board of directors because of his extensive business experiences in the apparel merchandising industries, as described above.

Martha Olson

Effective February 25, 2015, we appointed Martha Olson as a director of our company.

Ms. Olson, has a proven track record over her 30 year career of growing global, iconic brands such as Calvin Klein Underwear and Ralph Lauren Intimates while delivering superior shareholder returns. As a Warnaco Corporate Officer and the Group President of Calvin Klein Underwear Global and the Heritage Brands (Speedo, Chaps and Core Intimates Divisions), the businesses she had responsibility for grew to $1.4B and contributed 70% of Warnaco’s Operating Income. Calvin Klein Underwear revenue grew at an annualized compound rate of 8%. She has strong global expertise in general management, operations, commercial execution and marketing across a wide range of industries.

We believe Ms. Olson is qualified to serve on our board of directors because of her extensive business experiences in the apparel merchandising industries, as described above.

Family Relationships

Other than Carole Hochman and her son, David Hochman, there are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

(1) a petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

(2) a conviction in a criminal proceeding or named in a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

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

(5) being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

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

Term of Office

Our directors hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Our officers’ remain in their respective position until termination or resignation.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended January 31, 2015, with the exception of the following:

Name	Number of LateReports	Number of Transactions Not Reported on a TimelyBasis	Failure to File Requested Forms
Carole Hochman	1(2)	1	Nil
Michael Flanagan	1(1) 1(2)	Nil 1	Nil
Carlos Serra	1(1) 1(2)	Nil 1	Nil
David Hochman	1(2)	1	Nil
Andrew Kaplan	4(2)	11	Nil
Christopher Heyn	1(1) 6(2)	1 7	Nil

(1)	Failure to file Form 3 – Initial Statement of Beneficial Ownership of Securities.
(2)	Failure to file Form 4 – Statement of Changes in Beneficial Ownership.

Audit Committee

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its audit committee.

Audit Committee Charter

We have adopted the following audit committee charter:

Purpose of Audit Committee of Naked Brand Group Inc. (the “Corporation”)

The purpose of the Audit Committee (the “Committee”) is to:

1.	Assist the Board of Directors of the Corporation (the “Board”) in fulfilling its oversight responsibilities relating to:

(a)

the quality and integrity of the Corporation’s financial statements, financial reporting process and systems of internal controls and disclosure controls regarding risk management, finance, accounting, and legal and regulatory compliance;

(b) the independence and qualifications of the Corporation’s independent accountants and review of the audit efforts of the Corporation’s independent accountants and internal auditing department; and

(c) the development and implementation of policies and processes regarding corporate governance matters.

2.	Provide an open avenue of communication between the internal auditing department, the independent accountants, the Corporation’s financial and senior management and the Board.

3.	Prepare the report required to be prepared by the Committee pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for inclusion in the Corporation’s annual proxy statement.

The Committee will primarily fulfill these responsibilities by carrying out the activities enumerated in Section VII below of this Audit Committee Charter (this “Charter”).

While the Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Committee to plan or conduct audits, or to determine that the Corporation’s financial statements are complete and accurate or are in accordance with generally accepted accounting principles, accounting standards, or applicable laws and regulations. This is the responsibility of management of the Corporation, the Corporation’s internal auditing department and the Corporation’s independent accountants. Because the primary function of the Committee is oversight, the Committee shall be entitled to rely on the expertise, skills and knowledge of management, the internal auditing department, and the Corporation’s independent accountants and the integrity and accuracy of information provided to the Committee by such persons in carrying out its oversight responsibilities. Nothing in this Charter is intended to change the responsibilities of management and the independent accountants.

II.	Composition

The Committee shall be composed of at least one director and if the Corporation has independent board members, the majority of whom shall, in the judgment of the Board, meet (i) the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934 (the “1934 Act”) and any other rules and regulations promulgated by the SEC thereunder; (ii) the independence requirements of the rules of any stock exchange upon which the Company’s securities are listed (the “Exchange Rules”) for audit committee members as in effect from time to time. One or more members of the Committee shall be, in the judgment of the Board, an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K and the rules and regulations promulgated by the SEC thereunder, and be able to read and understand fundamental financial statements, including the Corporation’s balance sheet, income statement, and cash flow statement as required by the Exchange Rules.

III.	Authority

The Committee shall have the authority to (i) retain (at the Corporation’s expense) its own legal counsel, accountants and other consultants that the Committee believes, in its sole discretion, are needed to carry out its duties and responsibilities; (ii) conduct investigations that it believes, in its sole discretion, are necessary to carry out its responsibilities; and (iii) take whatever actions that it deems appropriate to foster an internal culture that is committed to maintaining quality financial reporting, sound business risk practices and ethical behaviour within the Corporation. In addition, the Committee shall have the authority to request any officer, director or employee of the Corporation, the Corporation’s outside legal counsel and the independent accountants to meet with the Committee and any of its advisors and to respond to their inquiries. The Committee shall have full access to the books, records and facilities of the Corporation in carrying out its responsibilities. Finally, the Board shall adopt resolutions which provide for appropriate funding, as determined by the Committee, for (i) services provided by the independent accountants in rendering or issuing an audit report, (ii) services provided by any adviser employed by the Committee which it believes, in its sole discretion, are needed to carry out its duties and responsibilities, or (iii) ordinary administrative expenses of the Committee that are necessary or appropriate in carrying out its duties and responsibilities.

The Committee, in its capacity as a committee of the Board, is directly responsible for the appointment, compensation, retention and oversight of the work of the independent accountants engaged (including resolution of disagreements between the Corporation’s management and the independent accountants regarding financial reporting) for the purpose of preparing and issuing an audit report or performing other audit, review or attest services for the Corporation.

The independent accountants shall submit to the Corporation annually a formal written statement delineating all relationships between the independent accountants and the Corporation and its subsidiaries, addressing the non-audit services provided to the Corporation or its subsidiaries and the matters set forth in Independence Standards Board Standard No. 1.

The independent accountants shall submit to the Corporation annually a formal written statement of the fees billed for each of the following categories of services rendered by the independent accountants: (i) the audit of the Corporation’s annual financial statements for the most recent fiscal year and any reviews of the financial statements; (ii) information technology consulting services for the most recent fiscal year, in the aggregate and by each service (and separately identifying fees for such services relating to financial information systems design and implementation); and (iii) all other services rendered by the independent accountants for the most recent fiscal years, in the aggregate and by each service.

IV.	Appointing Members

The members of the Committee shall be appointed or re-appointed by the Board on an annual basis. Each member of the Committee shall continue to be a member thereof until such member’s successor is appointed, unless such member shall resign or be removed by the Board or such member shall cease to be a director of the Corporation. Where a vacancy occurs at any time in the membership of the Committee, it may be filled by the Board and shall be filled by the Board if the membership of the Committee is less than three directors as a result of the vacancy or the Committee no longer has a member who is an “audit committee financial expert” as a result of the vacancy.

V.	Chairperson

The Board, or in the event of its failure to do so, the members of the Committee, must appoint a chairperson from the members of the Committee (the “Chairperson”). If the Chairperson of the Committee is not present at any meeting of the Committee, an acting Chairperson for the meeting shall be chosen by majority vote of the Committee from among the members present. In the case of a deadlock on any matter or vote, the Chairperson shall refer the matter to the Board. The Committee shall also appoint a secretary who need not be a director. All requests for information from the Corporation or the independent accountants shall be made through the Chairperson.

VI.	Meetings

The time and place of meetings of the Committee and the procedure at such meetings shall be determined from time to time by the members thereof provided that:

1.	A quorum for meetings shall be one member.

2.	The Committee shall meet at least quarterly (or more frequently as circumstances dictate).

3.

Notice of the time and place of every meeting shall be given in writing or facsimile communication to each member of the Committee and the external auditors of the Corporation at least 48 hours prior to the time of such meeting.

While the Committee is expected to communicate regularly with management, the Committee shall exercise a high degree of independence in establishing its meeting agenda and in carrying out its responsibilities. The Committee shall submit the minutes of all meetings of the Committee to, or discuss the matters discussed at each Committee meeting with, the Board.

VII.	Specific Duties

In meeting its responsibilities, the Committee is expected to:

1.

Select the independent accountants, considering independence and effectiveness, approve all audit and non- audit services in advance of the provision of such services and the fees and other compensation to be paid to the independent accountants, and oversee the services rendered by the independent accountants (including the resolution of disagreements between management and the independent accountants regarding preparation of financial statements) for the purpose of preparing or issuing an audit report or related work, and the independent accountants shall report directly to the Committee.

2.

Review the performance of the independent accountants, including the lead partner of the independent accountants, and, in its sole discretion, approve any proposed discharge of the independent accountants when circumstances warrant, and appoint any new independent accountants.

3.

Periodically review and discuss with the independent accountants all significant relationships the independent accountants have with the Corporation to determine the independence of the independent accountants, including a review of service fees for audit and non-audit services.

4.

Inquire of management and the independent accountants and evaluate the effectiveness of the Corporation’s process for assessing significant risks or exposures and the steps management has taken to monitor, control and minimize such risks to the Corporation. Obtain annually, in writing, the letters of the independent accountants as to the adequacy of such controls.

5.	Consider, in consultation with the independent accountants, the audit scope and plan of the independent accountants.

6.	Review with the independent accountants the coordination of audit effort to assure completeness of coverage, and the effective use of audit resources.

7.	Consider and review with the independent accountants, out of the presence of management:

	(a)	the adequacy of the Corporation’s internal controls and disclosure controls including the adequacy of computerized information systems and security;

	(b)	the truthfulness and accuracy of the Corporation’s financial statements; and

	(c)	any related significant findings and recommendations of the independent accountants together with management’s responses thereto.

8.	Following completion of the annual audit, review with management and the independent accountants:

	(a)	the Corporation’s annual financial statements and related footnotes;

	(b)	the independent accountants’ audit of the financial statements and the report thereon;

	(c)	any significant changes required in the independent accountants’ audit plan; and

	(d)	other matters related to the conduct of the audit which are to be communicated to the committee under generally accepted auditing standards.

9.

Following completion of the annual audit, review separately with each of management and the independent accountants any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information.

10.

Establish regular and separate systems of reporting to the Committee by each of management and the independent accountants regarding any significant judgments made in management’s preparation of the financial statements and the view of each as to appropriateness of such judgments.

11.

In consultation with the independent accountants, review any significant disagreement among management and the independent accountants in connection with the preparation of the financial statements, including management’s responses.

12.	Consider and review with management:

	(a)	significant findings during the year and management’s responses thereto; and

	(b)	any changes required in the planned scope of their audit plan.

13.

Review filings with the SEC and other regulatory authorities having jurisdiction and other published documents containing the Corporation’s financial statements, including any certification, report, opinion or review rendered by the independent accountants, or any press releases announcing earnings (especially the use of “pro forma” or “adjusted” information not prepared in compliance with generally accepted accounting principles) and all financial information and earnings guidance intended to be provided to analysts and the public or to rating agencies, and consider whether the information contained in these documents is consistent with the information contained in the financial statements.

14.

Prepare and include in the Corporation’s annual proxy statement or other filings of the SEC and other regulatory authorities having jurisdiction any report from the Committee or other disclosures as required by applicable laws and regulations.

15.

Review with management the adequacy of the insurance and fidelity bond coverages, reported contingent liabilities, and management’s assessment of contingency planning. Review management’s plans regarding any changes in accounting practices or policies and the financial impact of such changes, any major areas in management’s judgment that have a significant effect upon the financial statements of the Corporation, and any litigation or claim, including tax assessments, that could have a material effect upon the financial position or operating results of the Corporation.

16.	Review with management and the independent accountants each annual, quarterly and other periodic report prior to its filing with the SEC or other regulators or prior to the release of earnings.

17.

Review policies and procedures with respect to officers’ expense accounts and perquisites, including their use of corporate assets, and consider the results of any review of these areas by the independent accountants.

18.

Establish, review and update periodically a Code of Ethics and Business Conduct for employees, officers and directors of the Corporation and ensure that management has established a system to enforce this Code of Ethics and Business Conduct.

19.	Review management’s monitoring of the Corporation’s compliance with the Corporation’s Code of Ethics and Business Conduct.

20.

Review, with the Corporation’s counsel, any legal, tax or regulatory matter that may have a material impact on the Corporation’s financial statements, operations, related Corporation compliance policies, and programs and reports received from regulators.

21.	Evaluate and review with management the Corporation’s guidelines and policies governing the process of risk assessment and risk management.

22.	Consider questions of possible conflicts of interest of Board members and of the corporate officers and approve in advance all related party transactions.

23.	Provide advice on changes in Board compensation.

24.	Meet with the independent accountants and management in separate executive sessions to discuss any matters that the Committee or these groups believe should be discussed privately with the Committee.

25.	Report Committee actions to the Board with such recommendations as the Committee may deem appropriate.

26.

Maintain, review and update the procedures for (i) the receipt, retention and treatment of complaints received by the Corporation regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by employees of the Corporation of concerns regarding questionable accounting or auditing matters, as set forth in Annex A attached to this Charter.

27.	Review and update this Charter periodically and recommend any proposed changes to the Board for approval, in accordance with the requirements of the 1934 Act and Exchange Rules.

28.	Perform such other functions consistent with this Charter, the Corporation’s Bylaws and governing law, as the Committee deems necessary or appropriate.

ANNEX A
PROCEDURES FOR THE SUBMISSION OF
COMPLAINTS AND CONCERNS REGARDING
ACCOUNTING, INTERNAL ACCOUNTING CONTROLS OR
AUDITING MATTERS

1.

Naked Brand Group Inc. (the “Corporation”) has designated its Audit Committee of its Board of Directors (the “Committee”) to be responsible for administering these procedures for the receipt, retention, and treatment of complaints received by the Corporation or the Committee directly regarding accounting, internal accounting controls, or auditing matters.

2.

Any employee of the Corporation may on a confidential and anonymous basis submit concerns regarding questionable accounting controls or auditing matters to the Committee by setting forth such concerns in a letter addressed directly to the Committee with a legend on the envelope such as “Confidential” or “To be opened by Committee only”. If an employee would like to discuss the matter directly with a member of the Committee, the employee should include a return telephone number in his or her submission to the Committee at which he or she can be contacted. All submissions by letter to the Committee can be sent to:

Naked Brand Group Inc.
c/o Audit Committee
Attn: Chairperson
10th Floor – 95 Madison Ave
New York NY USA 10016

3.	Any complaints received by the Corporation that are submitted as set forth herein will be forwarded directly to the Committee and will be treated as confidential if so indicated.

4.

At each meeting of the Committee, or any special meetings called by the Chairperson of the Committee, the members of the Committee will review and consider any complaints or concerns submitted by employees as set forth herein and take any action it deems necessary in order to respond thereto.

5.	All complaints and concerns submitted as set forth herein will be retained by the Committee for a period of seven (7) years.

Audit Committee Composition

During our most recent fiscal year end, our entire Board of Directors acted as our company’s Audit Committee. Subsequent to the end of our fiscal year ended January 31, 2015, our board established an Audit Committee. It consists of Paul Hayes, David Hochman and Andrew Kaplan, and oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

All members of our Audit Committee are “financially literate” within the meaning of National Instrument 52-110 – Audit Committees of the Canadian Securities Administrators and Paul Hayes and Andrew Kaplan meet the definition of “Independent” as defined in National Instrument 52-110 Audit Committees, while David Hochman does not.

Mr. Hayes serves as chairman of this committee and has been determined by our Board to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

For the education and experience of each Audit Committee member that is relevant to the performance of his responsibilities as an Audit Committee member, please see the section entitled “Directors and Executive Officers – Business Experience” above.

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by our board.

Reliance on Certain Exemptions

At no time since the commencement of our most recently completed financial year have we relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110 (Exemptions).

Pre-Approval Policies and Procedures

The Audit Committee is authorized by the Board to review the performance of our external auditors and approve in advance provision of services other than auditing and to consider the independence of the external auditors, including a review of the range of services provided in the context of all consulting services to our company.

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

Board of Directors

We currently act with seven directors consisting of Carole Hochman, Joel Primus, David Hochman, Andrew Kaplan, Christopher Heyn, Paul Hayes and Martha Olson. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Joel Primus and Carole Hochman are not independent because Mr. Primus is our president and Ms. Hochman is our Chief Executive Officer and Chief Creative Officer. David Hochman is not independent because he is Ms. Hochman’s son. Under this rule, Andrew Kaplan, Christopher Heyn, Paul Hayes and Martha Olson are independent.

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by one individual: Carole Hochman. We have determined that the leadership structure of our board of directors is appropriate. Our board of directors provides direct oversight of our risk exposure regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Directorships

Mr. Kaplan has been a director of Coral Gold Resources Ltd. since July, 2012.

Mr. Hochman has been a director of Corbus Pharmaceutical Holdings Inc. since December 4, 2014.

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

Ethical Business Conduct

We have adopted a Code of Ethics that applies to all directors, officers and employees of our company and its subsidiaries. This Code of Ethics covers a wide range of business practices and procedures and was adopted by our company for the purpose of promoting honest and ethical conduct, full, fair, accurate and timely disclosure in all reports and documents that our company files under public communication, compliance with all applicable governmental laws, rules and regulations, protection of company assets, and fair dealing practices.

Nomination of Directors

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

Other Board Committees

Other than our Audit Committee, we have no committees.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the two years ended January 31, 2015 and 2014. No other officers or directors received annual compensation in excess of $100,000 during the last completed fiscal year. The following executive officers are referred to as “named executive officers” in this annual report on Form 10-K.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	2	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Carole Hochman(3) CEO, CCO and Director	2015 2014	10,400 N/A	Nil N/A	Nil N/A	12,263,000 N/A	Nil N/A	Nil N/A	Nil N/A	12,273,400 N/A
Joel Primus (2),(4) President, Secretary, Treasurer and Director and former CEO	2015 2014	135,734 62,660	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 1,486	135,734 64,146
Michael Flanagan(5) CFO, COO	2015 2014	128,846 N/A	Nil N/A	Nil N/A	612,800 N/A	Nil N/A	Nil N/A	Nil N/A	741,646 N/A
Carlos Serra(6) VP Sales & Merchandising	2015 2014	106,060 N/A	Nil N/A	Nil N/A	809,800 N/A	Nil N/A	Nil N/A	Nil N/A	915,860 N/A

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended January 31, 2015 and 2014, please review Note 14 to the consolidated financial statements included herein. Option awards shown here represent the aggregate grant date fair value of all options granted.

(2)	Compensation paid in Canadian dollars is stated in United States dollars based on an exchange rate of 0.91 (2014: 09640) US dollars for each Canadian dollar.

(3)

We appointed Ms. Carole Hochman as our Chief Executive Officer and Chief Creative Officer, and to serve as a director of our company, effective as of June 11, 2014. Ms. Carole Hochman became an employee of our company on June 6, 2014.

(4)	Mr. Primus resigned as CEO on June 11, 2014 in connection with the appointment of Carole Hochman as CEO.

(5)	We appointed Mr. Michael Flanagan as our Chief Financial Officer and Chief Operating Officer effective June 9, 2014. Mr. Michael Flanagan became an employee of our company on June 6, 2014.

(6)

On June 6, 2014, we appointed Mr. Carlos Serra as our company’s Vice President Sales and Merchandising, effective June 23, 2014. Mr. Carlos Serra has been an employee of our company since June 6, 2014.

Narrative Disclosure

In connection with the appointment of Carole Hochman, we entered into an employment agreement, dated June 6, 2014, for a term of three years whereby (a) we will pay Ms. Hochman a base salary of $400,000 per year, provided Ms. Hochman will forgo the first twelve months of the base salary and will receive only $1 for that period; (b) Ms. Hochman received a sign-on stock option grant to purchase 57,150,000 shares of our common stock, equal to 20% of our issued shares of common stock on a fully-diluted basis following the final closing of the private placement, with each option exercisable at $0.128 per share and vesting in equal monthly installments over a period of three years from June 10, 2014; (c) Ms. Hochman will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by our board of directors; (d) Ms. Hochman will be entitled to participate in our company’s employee benefit plans; and (e) Ms. Hochman will be entitled to an annual expense allowance.

Ms. Hochman’s employment agreement further provides that if Ms. Hochman’s employment is terminated for any reason she will be entitled to all earned but unpaid base salary and bonus, accrued vacation, vested benefits or compensation, indemnification rights she would otherwise be entitled to and any incurred but unreimbursed expenses. In addition, if Ms. Hochman’s employment is terminated by our company without cause, or by Ms. Hochman for good reason (each as defined in Ms. Hochman’s employment agreement), she will also be entitled to (a) a pro-rata portion of her target bonus for the year in which the termination of employment occurs and (b) continued payments of base salary paid in cash in equal monthly installments for a period of 12 months following the termination date. In the event that Ms. Hochman’s employment is terminated due to death or disability, she will be entitled to receive benefits in accordance with our company’s then established plans, programs and practices and her outstanding equity awards will be treated in accordance with their terms.

Pursuant to the employment agreement with Mr. Primus, we agreed to employ Mr. Primus as President and CEO of the company in consideration for compensation of CDN$65,000 per year, to be reviewed annually or upon completion of a subsequent financing by our company. We agreed to reimburse Mr. Primus for expenses he incurred in connection with his employment with our company, including for fashion industry related expenses. Mr. Primus was entitled to remuneration by equity awards, including stock option grants and was eligible for a bonus annually based on criteria set out in the employment agreement.

On June 10, 2014, subsequent to the close of the Offering by our company, Joel Primus resigned as CEO of our company, and his employment agreement ceased to be effective, in connection with the appointment of Carole Hochman as CEO. Mr. Primus remains our company’s President, with a salary of $164,000 per year. Mr. Primus is entitled to participate in our company’s employee benefit plans.

We appointed Mr. Michael Flanagan as our Chief Financial Officer and Chief Operating Officer effective June 9, 2014. Mr. Michael Flanagan became an employee of our company on June 6, 2014. In connection with the appointment of Mr. Flanagan, we entered into an employment agreement commencing June 6, 2014 for a term of four years whereby (a) we will pay Mr. Flanagan a base salary of $200,000 per year; (b) Mr. Flanagan received a sign-on stock option grant to purchase 2,800,000 shares of our common stock, with each option exercisable at $0.128 per share and vesting annually over a period of four years from the date of grant; and (c) Mr. Flanagan will be entitled to participate in our company’s employee benefit plans.

On June 6, 2014, we appointed Mr. Carlos Serra as our company’s Vice President Sales and Merchandising, effective June 23, 2014. Mr. Carlos Serra has been an employee of our company since June 6, 2014. In connection with the appointment of Mr. Serra, we entered into an employment agreement commencing June 6, 2014 for a term of four years whereby (a) we will pay Mr. Serra a base salary of $175,000 per year; (b) Mr. Serra received a sign-on stock option grant to purchase 3,700,000 shares of our common stock, with each option exercisable at $0.128 per share and vesting annually over a period of four years from the date of grant; and (c) Mr. Serra will be entitled to participate in our company’s employee benefit plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2015:

	Option awards					Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Carole Hochman CEO, CCO and Director	11,112,500 (1)	46,037,500(1)	Nil	$0.128	June 6, 2024	Nil	Nil	Nil	Nil
Joel Primus President, Secretary, Treasurer and Director, former CEO	300,000	Nil	Nil	$0.25	July 30, 2022	Nil	Nil	Nil	Nil
Michael Flanagan CFO, COO	Nil	2,800,000(2)	Nil	$0.128	June 6, 2024	Nil	Nil	Nil	Nil
Carlos Serra VP Sales & Merchandising	Nil	3,700,000(2)	Nil	$0.128	June 6, 2024	Nil	Nil	Nil	Nil

(1)

Of the total, 10,504,861 options exercisable and 43,520,139 options unexercisable are held through Carole S. Hochman Trust, of which Carole’s son, David Hochman and daughter are trustees. These options are vesting monthly over a term of 36 months to June 6, 2017

(2)	The options are vesting annually over a term of four years to June 6, 2018.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

For a description of the material terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer's responsibilities following a change in control, see above under the heading “Item 11. Executive Compensation – Narrative Disclosure”.

Directors Compensation

The following table provides information concerning the compensation of directors of our company for our last completed fiscal year, for whom information has not been disclosed above under the heading “Summary Compensation Table”:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hochman	Nil	Nil	618,000(4)	Nil	Nil	Nil	618,000
Andrew Kaplan	50,000	Nil	309,000(5)	Nil	Nil	Nil	309,000
Christopher Heyn	Nil	24,900(2)	Nil	Nil	Nil	Nil	24,900
Alexander McAulay(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended January 31, 2015 and 2014, please review Note 14 to the consolidated financial statements included herein. Option awards shown here represent the aggregate grant date fair value of all options granted

(2)

Pursuant to a board agreement dated October 7, 2013, we agreed to issue Mr. Heyn 75,000 shares of common stock each quarter for a term of one year, as compensation for serving as a member of our board of directors. During the year ended January 31, 2015, 150,000 shares of common stock vested under this agreement.

(3)	Mr. McAulay resigned as a director on February 25, 2015.

(4)

Mr. Hochman was granted options to purchase 2,880,000 of our common shares at $0.128 pursuant to his appointment as a director of our company. These options are vesting over a term of three years to June 10, 2017.

(5)	Mr. Kaplan was granted options to purchase 1,440,000 of our common shares at $0.128 during the year ended January 31, 2015. These options are vesting over a term of three years to June 10, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each director of our company, for whom information has not been disclosed above under the heading “Summary Compensation Table”, certain information concerning the outstanding equity awards as of January 31, 2015:

	Option awards					Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
David Hochman	Nil	2,880,000	Nil	$0.128	June 6, 2024	Nil	Nil	Nil	Nil
Andrew Kaplan	Nil	1,440,000	Nil	$0.128	June 6, 2024	Nil	Nil	Nil	Nil
Christopher Heyn	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Alexander McAulay	700,000	Nil	Nil	$0.25	July 30, 2022	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at April xx, 2015, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our named executive officers and current directors, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Carole Hochman Chief Executive Officer, Chief Creative Officer and Director 200 East 66th St. New York, NY 10065 USA	Common Stock	6,028,614(3)	12.59%
Joel Primus President, Treasurer, Secretary and Director #3-32 Greenwich Ave, Greenwich, CT 06830	Common Stock	5,159,613(4)	12.15%
Andrew Kaplan Director 8 Crenshaw Ct Marlboro, NJ 07746 USA	Common Stock	3,220,512(5)	7.18%
Christopher Heyn Director 912 Hulls Farm Road Southport, CT 06490 USA	Common Stock	820,000(6)	1.92%
Michael Flanagan Chief Financial Officer and Chief Operating Officer 33 Housatonic Dr. Milford, CT 06460 USA	Common Stock	700,000(7)	1.63%
Carlos Serra Vice President Sales and Merchandising 4 Random Road, Old Greenwich, CT 06870 USA	Common Stock	925,000(8)	2.15%
David Hochman Director 15 Weston Hill Rd, Riverside, CT 06878 USA	Common Stock	21,738,633(9)	38.07%
Paul Hayes Director 44 Overhill Road New Rochelle, NY 10804 USA	Common Stock	Nil	Nil
Martha Olson Director 224 Mansfield Ave Darien CT 06820 USA	Common Stock	Nil	Nil
Directors and Officers as a group (9 individuals)	Common Stock	38,592,372(10)	51.64%
Noble Financial Capital Markets Inc. 951 Yamato Road, Suite 210 Boca Raton, Florida 33431	Common Stock	10,252,776(11)	19.56%
Bard Associates, Inc. 135 South LaSalle Street, Suite 3700 Chicago, IL 60603	Common Stock	20,500,007(12)	32.72%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Selig Zises 333 Sunset Ave Palm Beach, FL 33480	Common Stock	4,000,003(13)	8.67%
Brio Capital Master Fund Ltd. 100 Merrick Road, Suite 401W Rockville Center, NY 11570	Common Stock	4,678,358(14)	9.99%
Lincoln Park Capital Fund, LLC 440 N. Wells Street, Suite 410 Chicago, IL 60654	Common Stock	4,678,358(15)	9.99%
Jason Strauss 2857 Paradise Road, Unit 2203 Las Vegas, NV 89109	Common Stock	4,000,003(16)	8.67%
Nico Pronk 1140 SW 21 Avenue Boca Raton, FL 33486	Common Stock	4,678,358(17)	9.99%
Vestal Venture Capital 6471 Enclave Way Boca Raton, FL 33496	Common Stock	2,600,001(18)	5.81%
The Messinger Foundation Inc. 140 Osborn Road Harrison, NY 10528	Common Stock	3,000,003(19)	6.64%
Fashion I 2014, LLC 1901 Main Street Lake Como, NJ 07719	Common Stock	4,678,358(20)	9.99%
Canfund Ventures Corporation Suite 1320-885 West Georgia Street Vancouver, B.C. V6C 3E8	Common Stock	2,408,502(21)	5.41%
Pathfinder Asset Management Inc. Suite 1320-885 West Georgia Street Vancouver, B.C. V6C 3E8	Common Stock	2,408,502(22)	5.41%
Samuel & Lexy Lionel 300 S. 4th Street #1700 Las Vegas, NV 89101	Common Stock	3,108,277(23)	6.87%

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

(2)	Based on 42,510,063 shares of our common stock issued and outstanding as of April xx, 2015.

(3)

Includes 1,041,667 options to acquire shares of our common stock at a price of $0.128 per share, which are exercisable within 60 days and warrants to acquire 4,704,667 shares of our common stock at a price of $0.15 per share, which are currently exercisable. Excludes rights to acquire approximately 9,409,333 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable only to the extent that after giving effect to such conversion, the holder or any of its affiliates would not beneficially own in excess of 9.99% of our company’s common stock.

(4)	Includes 300,000 options to acquire shares of our common stock at a price of $0.25 per share, which are currently exercisable.

(5)

Includes rights to acquire 1,497,067 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable and warrants to acquire 748,533 shares of our common stock at a price of $0.15 per share, which are currently exercisable.

(6)

Includes rights to acquire 333,333 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable, warrants to acquire 166,667 shares of our common stock at a price of $0.15 per share, which are currently exercisable.

(7)	Includes 700,000 options to acquire shares of our common stock at a price of $0.128 per share which are exercisable within 60 days.

(8)	Includes 925,000 options to acquire shares of our common stock at a price of $0.128 per share which are exercisable within 60 days.

(9)

Includes rights to acquire 1,810,653 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable, and warrants to acquire 905,327 shares of our common stock at a price of $0.15 per share, which are currently exercisable, 960,000 options to acquire shares of our common stock at a price of $0.128 per share which are exercisable within 60 days and 18,008,333 options to acquire shares of our common stock at a price of $0.128 per share, which are exercisable within 60 days by Carole S. Hochman Trust, over which Mr. Hochman exercises control along with his sister, Ms. Sara Allard.

(10)

Includes an aggregate of 300,000 options to acquire shares of our common stock at a price of $0.25 per share, which are currently exercisable, an aggregate of 22,115,000 options to acquire shares of our common stock at a price of $0.128 per share, which are exercisable within 60 days, aggregate rights to acquire 3,641,053 shares of our common stock at a price of $0.075 per share pursuant to convertible senior secured debentures, which are currently exercisable, and aggregate warrants to acquire 6,525,195 shares of our common stock at a price of $0.15 per share, which are currently exercisable. Excludes rights to acquire approximately 9,409,333 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable only to the extent that after giving effect to such conversion, the holder or any of its affiliates would not beneficially own in excess of 9.99% of our company’s common stock

(11)

Includes warrants to acquire 6,178,527 shares of our common stock at a price of $0.075 per share and warrants to acquire 3,089,249 shares of our common stock at a price of $0.15 and warrants to acquire 985,000 shares of our common stock at a price of $0.20 which are currently exercisable.

(12)

Based on the information contained in the Schedule 13G filed with the Securities and Exchange Commission on March 17, 2015. Represents 13,666,666 shares of our common stock issuable upon conversion of the debt and 6,833,341 shares of our common stock issuable upon exercise of warrants. Bard Associates, Inc. has the sole dispositive power over all of these shares, but sole voting power over only 2,001,001 of these shares.

(13)

Includes warrants to acquire 1,333,336 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire 2,666,667 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable.

(14)

Includes warrants to acquire 2,000,004 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire approximately 2,678,34 shares of our common stock that are currently exercisable pursuant to a convertible senior secured debenture. Excludes rights to acquire approximately 921,646 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable only to the extent that after giving effect to such conversion, the holder or any of its affiliates would not beneficially own in excess of 9.99% of our company’s common stock.

(15)

Includes warrants to acquire 2,500,005 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire approximately 2,178,353 shares of our common stock that are currently exercisable pursuant to a convertible senior secured debenture. Excludes rights to acquire approximately 2,821,647 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable only to the extent that after giving effect to such conversion, the holder or any of its affiliates would not beneficially own in excess of 9.99% of our company’s common stock.

(16)

Includes warrants to acquire 1,333,336 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire 2,666,667 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable.

(17)

Includes warrants to acquire 2,704,672 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire 1,973,686 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable. Excludes rights to acquire approximately 3,435,647 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable only to the extent that after giving effect to such conversion, the holder or any of its affiliates would not beneficially own in excess of 9.99% of our company’s common stock.

(18)

Includes warrants to acquire 866,668 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire 1,733,333 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable.

(19)

Includes warrants to acquire 1,000,002 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire 2,000,001 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable.

(20)

Includes rights to acquire 4,678,358 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable. Excludes rights to acquire approximately 9,942,975 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which are currently exercisable only to the extent that after giving effect to such conversion, the holder or any of its affiliates would not beneficially own in excess of 9.99% of our company’s common stock

(21)

Includes, warrants to acquire 963,402 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire 1,445,100 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable

(22)

Includes warrants to acquire 963,402 shares of our common stock at a price of $0.15 per share, which are currently exercisable and rights to acquire 1,445,100 shares of our common stock at a price of $0.075 per share pursuant to a convertible senior secured debenture, which is currently exercisable.

(23)	Includes warrants to acquire 3,108,277 shares of our common stock at a price of $0.15 per share, which are currently exercisable.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, since February 1, 2013, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any of our directors or officers;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and
(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On June 10, 2014, Carole Hochman, our Chief Executive Officer, Chief Creative Officer and a director of our company, (1) purchased 17 units of our securities at a price of $25,000 per unit and (2) exchanged a 6% senior secured convertible notes in the principal amount of $252,630, being the principal and accrued interest due under such note, for the issuance of 11.2 units of our securities at a price of $25,000 per unit at an exchange rate equal to 90% of the purchase price paid in the Offering. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreement.

On June 10, 2014, David Hochman, a director of our company, (1) purchased 2 units of our securities at a price of $25,000 per unit and (2) exchanged a 6% senior secured convertible notes in the principal amount of $77,219, being the principal and accrued interest due under such note, for the issuance of 3.4 units of our securities at a price of $25,000 per unit at an exchange rate equal to 90% of the purchase price paid in the Offering. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreement.

On June 10, 2014, Andrew Kaplan, a director of our company exchanged a 6% senior secured convertible notes in the principal amount of $101,052, being the principal and accrued interest due under such note, for the issuance of 4.49 units of our securities at a price of $25,000 per unit at an exchange rate equal to 90% of the purchase price paid in the Offering. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreement.

On June 10, 2014, Andrew Kaplan, a director of our company exchanged a 6% senior secured convertible notes in the principal amount of $101,052, being the principal and accrued interest due under such note, for the issuance of 4.49 units of our securities at a price of $25,000 per unit at an exchange rate equal to 90% of the purchase price paid in the Offering. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreement.

On July 8, 2014, Chris Heyn, a director of our company, purchased 1 unit of our securities at a price of $25,000 per unit. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 166,667 of our common shares at an exercise price of $0.15 per share, subject to certain adjustment as set out in the warrant agreement.

On June 6, 2014, our board of directors granted options to purchase 2,880,000 of our common shares to David Hochman, a director of our company pursuant his appointment as a director of our Company, and options to purchase 1,440,000 of our common shares to Andrew Kaplan, a director of our company. The options carry an exercise price of $0.128 per share and shall vest annually over a period of four years from the date of grant, commencing on the first anniversary of the grant date.

On June 6, 2014, in connection with the appointment of Carole Hochman as our Chief Executive Officer and Chief Creative Officer and director, we entered into an employment agreement for a term of three years whereby (a) we shall pay Ms. Hochman a base salary of $400,000 per year, provided Ms. Hochman will forgo the first twelve months of the base salary; (b) Ms. Hochman received a sign-on stock option grant to purchase 57,150,000 shares of our common shares, with each option exercisable at $0.128 per share and vesting in equal monthly instalments over a period of three years from June 10, 2014; (c) Ms. Hochman will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by our board of directors; (d) Ms. Hochman will be entitled to participate in our company’s employee benefit plans; and (e) Ms. Hochman will be entitled to an annual expense allowance.

Pursuant to the employment agreement with Mr. Primus, we agreed to employ Mr. Primus as President and CEO of the company in consideration for compensation of CDN$65,000 per year, to be reviewed annually or upon completion of a subsequent financing by our company. We agreed to reimburse Mr. Primus for expenses he incurred in connection with his employment with our company, including for fashion industry related expenses. Mr. Primus was entitled to remuneration by equity awards, including stock option grants and was eligible for a bonus annually based on criteria set out in the employment agreement.

On June 10, 2014, subsequent to the close of the Offering by our company, Joel Primus resigned as CEO of our company, and his employment agreement ceased to be effective, in connection with the appointment of Carole Hochman as CEO. Mr. Primus remains our company’s President, with a salary of $164,000 per year. Mr. Primus is entitled to participate in our company’s employee benefit plans.

In connection with the appointment of Michael Flanagan as our Chief Financial Officer, we entered into an employment agreement commencing June 6, 2014 for a term of four years whereby (a) we shall pay Mr. Flanagan a base salary of $200,000 per year; (b) Mr. Flanagan received a sign-on stock option grant to purchase 2,800,000 of our common shares, with each option exercisable at $0.128 per share and vesting annually over a period of four years from the date of grant; and (c) Mr. Flanagan will be entitled to participate in our company’s employee benefit plans.

In connection with the appointment of Carlos Serra, we entered into an employment agreement commencing June 6, 2014 for a term of four years whereby (a) we shall pay Mr. Serra a base salary of $175,000 per year; (b) Mr. Serra received a sign-on stock option grant to purchase 3,700,000 of our common shares, with each option exercisable at $0.128 per share and vesting annually over a period of four years from the date of grant; and (c) Mr. Serra will be entitled to participate in our company’s employee benefit plans.

Pursuant to an employment agreement dated July 30, 2012 with Mr. McAulay, we agreed to employ Mr. McAulay as CFO of the company in consideration for compensation of CDN$65,000 per year, to be reviewed annually. We agreed to reimburse Mr. McAulay for expenses he incurred in connection with his employment with our company, including for fashion industry related expenses and payment of annual fees necessary to maintain his Chartered Accountant designation. Mr. McAulay was entitled to remuneration by equity awards, including stock option grants and was eligible for a bonus annually based on criteria set out in the employment agreement. Mr. McAulay was entitled to participate in any benefit plans.

Effective November 29, 2013, Alex McAulay resigned as CFO of our company and his employment agreement ceased to be effective.

During the year ended January 31, 2015, included in general and administrative expenses is $58,400 (2014: $112,700) in respect of directors fees and investor relations fees, $3,147,400 (2014: $267,918) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $132,500 (2014: $Nil) in respect of marketing fees paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Director Independence

We currently act with seven directors consisting of Carole Hochman, Joel Primus, David Hochman, Andrew Kaplan, Christopher Heyn, Paul Hayes and Martha Olson. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Carole Hochman and Joel Primus are not independent because Ms. Hochman is our CEO and CCO and Mr. Primus is our president. David Hochman is not independent because he is Ms. Hochman’s son. Under this rule, Andrew Kaplan, Christopher Heyn, Paul Hayes and Martha Olson are independent.

We did not enter into any transactions with independent directors of the Company, other than as disclosed under Item 11 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following tables set forth fees billed to our company by our independent registered public accounting firms during the years ended January 31, 2015 and 2014:

BDO USA, LLP

	Year Ended January 31,
	2015	2014
Audit Fees	$84,200	$Nil
Audit Related Fees	$Nil	$Nil
Tax Fees*	$37,000	$Nil
All Other Fees	$Nil	$Nil
Total	$121,000	$Nil

BDO Canada LLP

	Year Ended January 31,
	2015	2014
Audit Fees	$170,800	$122,760
Audit Related Fees	$Nil	$24,900
Tax Fees*	$2,955	$Nil
All Other Fees	$Nil	$Nil
	$173,755	$147,660

*Tax fees consist of fees billed for the preparation of corporate tax returns.

The fees paid to BDO Canada LLP during the year ended January 31, 2015 related to the review of the Company’s interim consolidated financial statements filed on Form 10-Q for the three and six month periods ended April 30, 2014 and July 31, 2014 and involvement in the Company’s registration statement on Form S-1.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee or board of directors before the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by BDO USA LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO USA LLP’s independence.

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

10.32	Registration Rights Agreement dated September 10, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on September 16, 2013)

10.33	Promissory Note dated October 4, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)

10.34	Guarantee dated October 4, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)

10.35	Pledge Agreement dated October 4, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on October 10, 2013)

10.36	Promissory Note dated November 13, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.37	Form of Promissory Note dated November 14, 2013 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.38	Agency and Interlender Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.39	Amended and Restated Security Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.40	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on November 19, 2013)

10.41	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on December 31, 2013)

10.42	Securities Purchase Agreement dated December 23, 2013 with LG Capital Funding, LLC (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.43	Securities Purchase Agreement dated December 23, 2013 with GEL Properties, LLC(incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.44	Form of 8% Convertible Redeemable Note dated December 23, 2013 in the amount of $25,000.00(incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.45	Form of 8% Convertible Redeemable Back End Note dated December 23, 2013 in the amount of $25,000.00(incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.46	Form of Collateralized Secured Offsetting Note Dated December 23, 2013 in the amount of $25,000.00(incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.47	Securities Purchase Agreement dated December 17, 2013 with Asher Enterprises, Inc. (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.48	Convertible Promissory Note dated December 13, 2013 in the amount of $83,500.00 with Asher Enterprises, Inc. (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.49	Amendment Agreement between our company and Mr. Andrew Kaplan dated January 6, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 8, 2014)

10.50	Promissory Note dated January 13, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on January 17, 2014)

10.51	Promissory Note dated February 11, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on February 18, 2014)

10.52	Form of Securities Purchase Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.53	Form of 6% Convertible Note dated April 7, 2014 (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.54	Form of Security Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.55	Note Exchange Agreement with CSD Holdings LLC dated April 4, 2014 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.56	Conversion Agreement with Bryce Stephens dated April 4, 2014 (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.57	Debt Settlement Agreement with Canfund Ventures Corporation dated April 7, 2014 (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.58	Amendment to Security Agreements dated April 4, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.59	Amendment to Amended and Restated Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.60	Amendment to Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.61	Inter-lender Agreement dated April 4, 2014 (incorporated by reference from Exhibit 10.10 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.62	Debt Settlement Agreement with Trend Time Development dated April 3, 2014 (incorporated by reference from Exhibit 10.11 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.63	Warrant Agreement with Kalamalka Partners Ltd. (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the Commission on April 10, 2014)

10.64	Form of Subscription Agreement by and among the company and the Purchasers (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.65	Form of Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.66	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.67	Form of Warrant (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.68	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.69	2014 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.70	Note Termination Agreement between the company and JMJ Financial (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.71	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.72	Employment Agreement between the company and Carole Hochman (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the Commission on June 11, 2014)

10.73	Amended and Restated Stock Option Award Agreement with Carole Hochman (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the Commission on August 26, 2014)

(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct

(16)	Letter re Change in Certifying Accountant
16.1	Letter from BDO Canada LLP dated October 28, 2014 (incorporated by reference from Exhibit 16.1 to our current report on Form 8-K/A, as filed with the Commission on October 29, 2014)

(21)	Subsidiaries
21.1	Subsidiaries of Naked Brand Group Inc. Naked Inc. (incorporated under the laws of the State of Nevada)

(31 and 32)	Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Carole Hochman
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Michael Flanagan

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Carole Hochman
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Michael Flanagan

(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:

/s/ Michael Flanagan
Michael Flanagan, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Carole Hochman
Carole Hochman, Chief Executive Officer, Chief Creative Officer and Director
(Principal Executive Officer)
Dated: April 30, 2015

/s/ Michael Flanagan
Michael Flanagan, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 30, 2015

/s/ Joel Primus
Joel Primus, President and Director
Dated: April 30, 2015

/s/ Andrew Kaplan
Andrew Kaplan Director
Dated: April 30, 2015

/s/ Christopher Heyn
Christopher Heyn
Director
Dated: April 30, 2015

/s/ David Hochman
David Hochman
Director
Dated: April 30, 2015

/s/ Paul Hayes
Paul Hayes
Director
Dated: April 30, 2015

/s/ Martha Olson
Martha Olson
Director
Dated: April 30, 2015