Form 10-Q
period 2015-04-30
NAKED BRAND GROUP INC.
filed 2015-06-15
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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
44,680,674 common shares issued and outstanding as of June 15, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim condensed consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

These condensed consolidated interim financial statements have been prepared by our management and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of the interim periods presented. The results for these interim periods are not necessarily indicative of the results for the entire year. These interim condensed consolidated financial statements be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended January 31, 2015.

Naked Brand Group Inc.
Interim Condensed Consolidated Financial Statements
For the Quarterly Periods Ended April 30, 2015 and April 30, 2014

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	April 30,	January 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets
Cash	$396,758	$1,943,235
Accounts receivable,net	171,678	99,145
Inventory, net	440,444	183,226
Prepaid expenses and deposits	608,232	383,651
Total current assets	1,617,112	2,609,257

Equipment, net	19,361	21,141
Intangible assets, net	57,324	44,156
Deferred financing fees	36,367	43,422

TOTAL ASSETS	$1,730,164	$2,717,976

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$275,111	$299,887
Interest payable	166,388	62,650
Promissory notes payable	3,450	3,450
Total current liabilities	444,949	365,987
Deferred compensation	237,035	170,369
Convertible promissory notes	611,770	605,850
Derivative financial instruments	-	3,799,950

TOTAL LIABILITIES	1,293,754	4,942,156

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock
Authorized 450,000,000 common shares, par value $0.001 per share Issued and outstanding 42,510,061 common shares (January 31, 2015:40,415,485)	42,510	40,416
Common stock to be issued	15,000	15,000
Accumulated paid-in capital	29,512,862	25,044,330
Accumulated deficit	(29,127,717)	(27,317,681)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (capital deficit)	436,410	(2,224,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,730,164	$2,717,976

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

for the three months ended April 30,	2015	2014

Net sales	$259,366	$119,814

Cost of sales	191,216	74,105

Gross profit	68,150	45,709

Operating Expenses
General and administrative expenses	2,315,933	425,645
Foreign exchange	(3,783)	4,022

Total operating expenses	2,312,150	429,667

Operating loss	(2,244,000)	(383,958)

Other income (expense)
Interest expense	(114,705)	(24,429)
Accretion of debt discounts and finance charges	(160,231)	(101,091)
Loss on extinguishment of debt	-	(697,400)
Fair value mark-to-market adjustments	708,900	(26,982)

Total other income (expense)	433,964	(849,902)

Net loss for the period	$(1,810,036)	$(1,233,860)

Net loss per share
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average shares outstanding
Basic	41,861,279	34,151,397
Diluted	41,861,279	34,151,397

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
(Unaudited)

							Accumulated	Total
				Accumulated			Other	Stockholders'
	Common Stock			Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount		Capital	to be issued	Deficit	Income (Loss)	(Deficiency)
Balance, February 1, 2014	34,728,139	$34,728		$4,874,095		$(3,234,786)	$(6,245)	$1,675,292
Shares issued in connection with promissory notes	40,000	40		2,710	-	-	-	2,750
Modification of convertible debt terms and warrants	-	(600	) -	697,400	-	-	-	697,400
Return to treasury pursuant to private placement escrow agreement	(600,000)			600	-	-	-	-
Shares issued in settlement of debt	2,205,745	2,206		537,103	-	-	-	539,309
Shares issued in exchange for services rendered	225,000	225		32,175	7,500	-	-	39,900

Shares issued as payment in kind for interest owing under convertible debt arrangements	1,949,933	1,950		272,873	-	-	-	274,823
Shares issued pursuant the conversion of debt	1,866,668	1,867		138,133	-	-	-	140,000
Derivative liability reclassifications	-	-		15,171,000	-	-	-	15,171,000
Stock based compensation	-	-		3,318,241	-	-	-	3,318,241
Net loss for the year	-	-		-	-	(21,078,265)	-	(21,078,265)
Balance, January 31, 2015	40,415,485	$40,416		$25,044,330	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant the conversion of debt	1,994,576	1,994		147,599	-	-	-	149,593
Shares issued in settlement of debt	100,000	100		11,900	-	-	-	12,000
Derivative liability reclassifications	-	-		3,091,050	-	-	-	3,091,050
Stock based compensation	-	-		1,217,983	-	-	-	1,217,983
Net loss for the period	-	-		-	-	(1,810,036)	-	(1,810,036)
Balance, April 30, 2015	42,510,061	$42,510		$29,512,862	$15,000	$(29,127,717)	$(6,245)	$436,410

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the three months ended April 30,	2015	2014

Cash flows from operating activities
Ne tloss for the period	$(1,810,036)	$(1,233,860)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	2,568	(722)
Provision for obsolete inventory	(31,000)	-
Depreciation and amortization	7,372	6,297
Other non cash items (Schedule 1)	669,254	903,395
Unrealized foreign exchange	-	1,592
Finance fees paid in connection with debt extinguishment	-	(35,040)
Increase (decrease) in cash resulting from change in:
Accounts receivable	(75,101)	(37,832)
Prepaid expenses and deposits	(224,581)	23,195
Inventory	(226,218)	(19,411)
Accounts payable	(12,717)	63,211
Interest payable	106,076	-
Deferred compensation	66,666	-
Net cash used in operating activities	(1,527,717)	(329,175)

Cash flows from investing activities
Acquisition of intangible assets	(17,543)	-
Purchase of equipment	(1,217)	(5,000)
Net cash used in investing activities	(18,760)	(5,000)

Cash flows from financing activities
Proceeds from the issuance of promissory notes	-	877,167
Repayments of promissory notes	-	(151,559)
Debt offering costs	-	(89,850)
Net cash provided by financing activities	-	635,758

Net increase (decrease) in cash	(1,546,477)	301,583
Cash at beginning of the period	1,943,235	67,478
Cash at end of the period	$396,758	$369,061

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the three months ended April 30,	2015	2014

Cash paid during the period for:
Interest	$9,074	$-
Taxes	-	-
Non-cash financing activities:
Extinguishment of accounts payable with equity	$12,000	$-
Discounton debt financing	-	8,770
Settlement of notes through the issuance of shares	-	205,083
Conversion of convertible debt to shares	147,255	-
Interest paid in kind	2,338	-

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares to be issued in exchange for services	$-	$15,000
Loss on extinguishment of debt	-	697,400
Stock based compensation	1,217,983	67,823
Change in fair value of derivative financial instruments	(708,900)	26,982
Amortization of deferred financing fees	7,055	32,702
Interest capitalized to convertible debt	-	3,579
Shares issued as penalty under debt agreements	-	1,250
Accretion of debt discount	153,116	58,659

	$669,254	$903,395

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Naked Brand Group Inc.
Notes to Condensed Consolidated Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.             Nature of Business

Naked Brand Group Inc. (the “Company”) is a manufacturer and seller of men’s undergarments and intimate apparel in the United States and Canada to consumers and retailers through its wholly owned subsidiary, Naked Inc. (“Naked”). Established in 2010, Naked was founded on one basic desire, to create a new standard for how products worn close to the skin fit, feel and function.

The Company currently operates out of New York, United States of America. In the future, Naked plans to expand into other women's intimate apparel, sleepwear and loungewear as well as other apparel and product categories that can exemplify the mission of the brand, such as activewear, swimwear, sportswear and more.

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

As of April 30, 2015, the Company had not yet achieved profitable operations and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.            Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

The consolidated balance sheet at January 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required for annual financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 31, 2015.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of April 30, 2015 and 2014, there is only a single reportable operating segment.

The Company operates in one industry; the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

For the three months ended April 30,	2015	2014

United States	$179,076	$85,300
Canada	80,290	34,514

	$259,366	$119,814

At April 30, 2015 and January 31, 2015, the net book value of long-lived assets all located within North America were as follows:

	April 30, 2015		January 31, 2015
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$11,700	$27,380	$12,688	$14,211
Canada	7,661	29,944	8,453	29,945

	$19,361	$57,324	$21,141	$44,156

Loss per share

Net loss per share was determined as follows:
For the three months ended April 30,	2015	2014
Numerator
Net loss	$(1,810,036)	$(1,233,860)
Denominator
Weighted average common shares outstanding	41,861,279	31,151,397

Basic and diluted net loss per share	$(0.04)	$(0.04)

Anti-dilutive securities not included in diluted loss
per share relating to:
Warrants and options outstanding	139,361,506	8,656,446
Convertible debt	96,034,360	6,899,431
	235,395,866	15,555,877

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

4.            Inventory

Inventory of the Company consisted of the following:

	April 30,	January 31,
	2015	2015

Finished goods	$588,444	$362,226
Less: allowance for obsolete inventory	(148,000)	(179,000)

Total inventory	$440,444	$183,226

Balances at April 30, 2015 and January 31, 2015 are recorded at historical cost, less amounts for potential declines in value. At April 30, 2015, management has recorded an allowance for obsolescence of $148,000 (January 31, 2015: $179,000) to reduce inventory to its estimated net realizable value.

5.            Equipment

Equipment of the Company consisted of the following at April 30, 2015 and January 31, 2015:

	April 30,	January 31,
	2015	2015

Furniture & equipment	$10,250	$11,630
Computer equipment	22,179	20,963

	32,429	32,593
Less: Accumulated depreciation	(13,068)	(11,452)

	$19,361	$21,141

Depreciation expense for the three month period ended April 30, 2015 was $2,996 (2014: $733).

6.            Intangible Assets

Intangible assets of the Company consisted of the following at April 30, 2015 and January 31, 2015:

	April 30,	January 31,	Useful life
	2015	2015	(Years)

Trade Names/Trademarks	$57,324	$39,781	Indefinite
Website	49,512	49,512	2

	106,836	89,293
Less: accumulated amortization	(49,512)	(45,137)

	$57,324	$44,156

Amortization expense for the three months ended April 30, 2015 was $4,375 (2014: $5,564).

7.            Related Party Transactions and Balances

Related Party Balances

At April 30, 2015, included in accounts payable and accrued liabilities is $13,225 (January 31, 2015: $17,060) owing to directors and officers of the Company for reimbursable expenses and a former director and officer of the Company for an accrued management bonus. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At April 30, 2015, an amount of $978,779 (January 31, 2015: $978,779) in principal amounts of convertible notes payable and $22,567 in accrued interest payable (January 31, 2015: $8,247), was owing to directors and officers of the Company. Included in convertible notes payable at April 30, 2015 is an amount of $807 (January 31, 2015: $791) in respect of these amounts owing, after applicable unamortized debt discounts.

Related party transactions

During the three months ended April 30, 2015, included in general and administrative expenses $1,180,635 (2014: $30,441) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $46,700 (2014: $Nil) in respect of marketing fees paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Pursuant to a board agreement dated September 24, 2013, the Company agreed to issue 75,000 shares of common stock every three months over the term of the one year contract ended October 7, 2014 in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term.

During the three months ended April 30, 2015, the Company recorded directors fees of $Nil (2014: $15,000) in respect of common shares earned under this agreement. The fair values per share were determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and Director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 57,150,000 shares of common stock of the Company, equal to 20% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis, (the “CEO Options”), with each option exercisable at $0.128 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company issued 100,000 common shares to a consultant of the Company. The fair value of $0.15 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. At April 30, 2015, an amount of $237,035 (January 31, 2015: $170,369) in deferred compensation related to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement. During the three months ended April 30, 2015, the CEO received minimum wages compensation of $4,160 (2014: $Nil) under the terms of this employment agreement.

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

8.            Promissory Notes Payable

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the fiscal year ended January 31, 2015. At April 30, 2015, an amount of $3,450 (CDN$3,750) (January 31, 2015: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

9.            Convertible Promissory Notes Payable

	April 30, 2015	January 31, 2015

Senior Secured Convertible Debentures, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to First and Second Kalamalka Amendment Agreement, due June 10, 2017 (Note 9(i)).	$7,022,577	$7,169,832

First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due June 10, 2017 (Note 9 (ii))	600,000	600,000
Less: debt discounts	(7,010,866)	(7,163,982)
	$611,770	$605,850

(i)	Senior Secured Convertible Debentures

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

In connection with the close of the Offering, the Company issued Debentures in the aggregate principal amount of $7,309,832. As consideration, the Company (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged 6% senior secured convertible notes in the aggregate amount of $1,094,159, being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to 90% of the purchase price paid in the Offering.

The aggregate principal amount matures on June 10, 2017 and bears interest at the rate of 6% per annum, payable quarterly, in cash or in kind, at the option of the Company provided certain equity conditions of the Debentures have been met, valued at the then conversion price of the Debentures. At April 30, 2015, such equity conditions had not been met and, consequently, payment of interest owing in shares of common stock (“in kind”) is not permitted under the terms of the Debentures, unless such condition is formally waived by each holder.

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

During the three months ended April 30, 2015, the Company recorded accretion expense of $6,052 (2014: $Nil) in accretion of this discount.

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

During the three months ended April 30, 2015, the Company issued an aggregate of 1,994,576 shares of common stock pursuant to the conversion of $147,255 in principal and $2,338 in interest amounts owing under the Debentures.

(ii)	Senior Secured Convertible Note Agreements with Kalamalka Partners

On August 10, 2012, and November 14, 2013, the Company and its wholly owned subsidiary, Naked, entered into certain Agency Agreements with Kalamalka and certain lenders (the “Lenders”) as set out in the Agency Agreements whereby the Company agreed to borrow up to $800,000 from the Lenders under revolving loan arrangements by the issuance of convertible promissory notes (the “Notes”) from time to time as such funds are required by the Company. An aggregate of $775,000 was advanced under the Agency Agreements during the years ended January 31, 2013 and 2014.

The Notes were collateralized by a first priority general security agreement over the present and future assets of the Company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amounts outstanding under any Note and all accrued and unpaid interest therein, were convertible into common shares at any time at the option of the Lender. These terms were later amended, as described below.

Amendment Agreements

On April 4, 2014, the Company entered into another Amendment Agreements with Kalamalka and certain of the Lenders (the “Amendment Agreements”). In connection with the Amendment Agreements, the Company amended several of the Notes in the aggregate principal amount of $600,000 as follows; (i) the Company extended the due date of the Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly; (iv) the Company removed certain borrowing margin requirements; (iii) the Company reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $0.50 per share to $0.25 per share; and (v) 500,000 share purchase warrants exercisable at a strike price of $0.50 until August 10, 2017 held by Kalamalka and 100,000 share purchase warrants at a strike price of $0.50 until August 10, 2018 (the “Existing Warrants”) were exchanged for 600,000 New Warrants, as defined and described below (the “Exchanged Warrants”).

As consideration for facilitating such amendments, the Company granted 1,800,000 share purchase warrants to the Lenders and Kalamalka (the “New Warrants”).

Each New Warrant issued to Kalamalka and the Lenders is exercisable into one common share at a price of $0.15 per share for a period of five years. The Company has the right to call the New Warrants if the volume weighted average closing price of the Company’s shares exceeds $0.40 per share for more than 20 consecutive trading days at any time after June 10, 2016. In that event, the New Warrants will expire 30 days following the date the Company delivers notice in writing to the warrant holders announcing the call of the Warrants. In addition, the New Warrants contained piggyback registration rights on any subsequent registration statement filed with the SEC. The New Warrants were included in the registration statement declared effective by the SEC on October 8, 2014 (Note 9(i)).

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the amendments. The amendments were considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting and calculated a loss on extinguishment of debt of $694,100 as the premium of the aggregate fair value of the amended notes and Warrants over their carrying values immediately prior to the amendments. The Company calculated the fair value of the amended Notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features, using the following assumptions:

Risk-free interest rate	0.66%
Expected life (years)	2.50
Expected volatility(1)	141.72%
Stock price	$0.23
Dividend yields	0.00%

The fair value of the New Warrants of $384,100 was determined using the Black Scholes option pricing model with the following assumptions:

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

The loss was recorded on the consolidated statement of operations three months ended April 30, 2014, with a corresponding credit to additional paid in capital. In connection with the Amendment Agreements, the Company incurred $36,993 in financing fees. These cost have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the amended Notes. During the three months ended April 30, 2015, the Company recorded financing expense of $7,055 (2014: $2,027) in respect of the amortization of these charges.

During the year ended January 31, 2015, a remaining Note in the aggregate principal amount of $100,000 plus $1,868 in accrued interest therein was settled by the issuance of 1,018,685 common shares of the Company at a conversion price of $0.10 per share. Further, a remaining Note in the aggregate principal amount of $75,000 plus $1,388 in accrued interest therein was exchanged for a new promissory note that was eventually exchanged into a Debenture (Note 9 (i)) at an exchange rate equal to 90% of the purchase price paid in the Offering.

10.          Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 9 (i), which have no observable market data and were derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy, at April 30, 2015 and January 31, 2015:

	April 30,	January 31,
	2015	2015
Embedded conversion features	$-	$1,769,100
Warrants	-	2,030,850
	$-	$3,799,950

These derivative financial instruments arose as a result of applying ASC 815 Derivative and Hedging (“ASC 815”), which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

From time to time, the Company has issued notes with embedded conversion features which contain price-protection features that result in these instruments being treated as derivatives. In addition, during the year ended January 31, 2015, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts (Note 9(i)). Further, these embedded conversion features and warrants issued during the year ended January 31, 2015 were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments until such time as the shares become eligible for sale without volume limitations or other restrictions. As a result, the Company was required to account for these instruments as derivative financial instruments until such time as the shares were no longer subject to the constraints of the registration rights agreement.

During the fiscal year ended January 31, 2015, the Company received stockholder approval through written shareholder consent to increase the authorized shares of common stock in the Company from 100,000,000 to 450,000,000, which amount is now sufficient to fully settle all the outstanding contracts. In addition, during the year ended January 31, 2015, the registration statement covering the resale of certain of the warrants covered under the registration rights agreement that were required to be accounted for as derivative liabilities, was filed with and was declared effective by the Securities and Exchange Commission. Additionally, certain registration exemptions were triggered to permit the resale of certain of the shares underlying embedded conversion features.

During the three months ended April 30, 2015, the Company obtained a waiver of the registration rights agreement from certain remaining debenture holders, waiving their rights under the registration rights agreement that were triggering liability accounting.

Consequently, these warrants and embedded conversion features were no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of the triggering event or modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the three months ended April 30, 2015 and for the fiscal year ended January 31, 2015 at their fair value as follows:

	Three months		Year ended
	Ended April		January 31,
	30,		2015
	2015
Derivative financial instruments, beginning of the period	$3,799,950	$	$ 241,618
Fair value of warrants and embedded conversion features at commitment dates	-		20,890,900
Fair value mark to market adjustments	(708,900)		(1,921,568)
Extinguishment of derivative liability upon extinguishment of host contract	-		(240,000)
Reclassification of derivative liability upon change in triggering events	(3,091,050)		(15,171,000)

Derivative financial instruments, end of the period	$-		$3,799,950

During the three months ended April 30, 2015, the Company recorded other income of $708,900 (2014: loss of $26,982) related to the change in fair value of the warrants and embedded conversion features, which is presented in the change in fair value of derivative financial instruments in the accompanying consolidated statements of operations.

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at January 31, 2015 and as at their reclassification dates using the binomial option pricing model based on the following weighted average management assumptions:

	Reclassification	January 31,
	Date	2015
Risk-free interest rate	0.89%	0.92%
Expected life (years)	3.17	3.42
Expected volatility(1)	115.02%	136.25%
Stock price	$0.11	$0.12
Dividend yields	0.00%	0.00%

(1) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

During the fiscal year ended January 31, 2015, the Company repaid certain promissory notes which contained derivative financial instruments and the corresponding derivative financial instrument were extinguished upon extinguishment of the related host contract.

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

During the three months ended April 30, 2015, the Company did not issue any securities under this Purchase Agreement.

12.          Stockholders’ Equity

Authorized

450,000,000 shares of common stock, par value $0.001.

Three months ended April 30, 2015

i)

In connection with a debt settlement agreement, the Company issued 100,000 common shares to a consultant of the Company. The fair value of $0.12 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. There was no gain or loss in connection with the debt settlement agreement.

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At April 30, 2015, 38,030,000 options remain available for issuance under the 2014 Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended April 30, 2015 and January 31, 2015 is presented below:

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2014	3,005,000	$0.34
Expired	(285,000)	$0.25
Granted	69,075,000	$0.13	$0.21

Outstanding at January 31, 2015	71,795,000	$0.14	$0.21
Expired	(110,000)	$0.25
Forfeited	(150,000)	$0.112
Granted	3,150,000	$0.12	$0.10

Outstanding at April 30, 2015	74,685,000	$0.14

Exercisable at April 30, 2015	18,515,000	$0.16

Exercisable at January 31, 2015	13,862,500	$0.17

At April 30, 2015, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry	Number
Number	Price	Date	Vested
15,000	$0.25	July 25, 2015	15,000
250,000	$0.75	October 1, 2015	250,000
15,000	$0.25	December 19, 2015	15,000
150,000	$0.35	January 6, 2016	150,000
150,000	$0.55	January 6, 2016	150,000
200,000	$0.75	January 6, 2016	200,000
55,000	$0.25	April 1, 2016	55,000
600,000	$0.25	October 9, 2017	600,000
50,000	$0.25	February 1, 2018	50,000
150,000	$0.25	May 1, 2018	75,000
80,000	$0.25	April 1, 2019	80,000
1,000,000	$0.25	July 30, 2022	1,000,000
67,970,000	$0.128	June 6, 2024	15,875,000
1,000,000	$0.15	June 10, 2024	-
1,500,000	$0.128	February 3, 2025	-
1,500,000	$0.112	February 25, 2025	-

74,685,000			18,515,000

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At April 30, 2015, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2015: $Nil and $Nil, respectively).

During the three months ended April 30, 2015, the Company recognized a total fair value of $1,217,983 (2014: $67,823) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $10,732,000 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to June 10, 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2015	2014
Expected term of stock option (years) (1)	6.36	2.14
Expected volatility (2)	125.14%	142.13%
Stock price at date of issuance	$0.13	$0.14
Risk-free interest rate	1.75%	0.53%
Dividend yields	0.00%	0.00%

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

Share Purchase Warrants

At April 30, 2015, the Company had 64,676,506 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
120,000	$0.28	October 4, 2015
498,000	$0.25	August 10, 2017
250,000	$0.10	November 14, 2016
250,000	$0.10	November 26, 2016
227,500	$0.10	December 24, 2016
150,000	$0.25	August 10, 2018
2,400,000	$0.15	April 4, 2019
44,164,332	$0.15	June 10, 2019
6,202,098	$0.075	June 10, 2019
8,255,867	$0.15	July 8, 2019
1,173,709	$0.075	July 8, 2019
985,000	$0.20	October 23, 2019

64,676,506

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of		Weighted Average
	Warrants		Exercise Price
Outstanding at February 1, 2014	3,770,446		S 0.40
Cancelled	(600,000)		$0.50
Issued	63,181,006		$0.14
Expired	(1,210,506)		$0.64

Outstanding at January 31, 2015	65,140,946		$0.14
		$
Expired	(464,440)		0.36
Outstanding at April 30, 2015	64,676,506		$0.14

13.          Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three months ended April 30, 2015, the Company had concentrations of sales with a customer equal to 56.6% of the Company’s net sales (2014: 38.4%) . As at April 30, 2015 the accounts receivable balance for this customer was $75,124 (January 31, 2015: $2,755).

14.          Subsequent Events

Subsequent to April 30, 2015, the Company entered into a factoring agreement with a commercial lender (the “Factoring Agreement”) whereby the Company will be able to borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory, and 100% of any accepted side collateral, under certain terms and conditions as outlined in the Factoring Agreement. A director of the Company will be providing side collateral supporting a portion of the borrowings under the Factor Agreement.

Other than as noted above, there were no events or transactions requiring disclosure or adjustment in the condensed consolidated interim financial statements.

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

Naked is a manufacturer and seller of direct and wholesale men’s undergarments and intimate apparel products in the United States and Canada to consumers and retailers.

As a result of the Acquisition, Naked became a wholly-owned subsidiary of our company and our business became the manufacture and sales of direct and wholesale undergarments in the United States and Canada to consumers and retailers. We operate out of New York, New York.

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

Our mission is to build a global lifestyle brand business offering innovative apparel, home and personal products. We currently design, manufacture and sell men's innerwear and lounge apparel products under the "Naked" brand to consumers and retailers. We have designed a complimentary line of women’s innerwear, lounge and sleepwear products, which we plan to bring to market during 2015, and we plan in the future to extend the Naked brand to activewear, swimwear, sportswear and more. Our core brand philosophy for Naked is to provide products that make people feel confident, attractive and empowered while being as comfortable as wearing nothing at all. Our goal is to create a new standard for how apparel products worn close to skin fit, feel and function. Our products are sold at a premium fashion stores in North America, primarily in Canada and on the West Coast of the United States including Holt & Renfrew, Hudson Bay Company and Nordstrom.

Recent Corporate Developments

Since the commencement of our first quarter ended April 30, 2015, we have experienced the following significant corporate developments:

1.

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

2.

On February 24, 2015, we announced the first major delivery of our new men’s collection to Nordstrom premium locations across most major cities in the United States, Canada and Puerto Rico. This delivery and expanded presence with Nordstrom, one of Naked’s key retail relationships, initiated Naked’s commercial execution of its growth strategy aimed at attracting a broader customer base with new products, packaging, pricing, and marketing.

3.

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

4.

On March 11, 2015 we announced that the European Community Trademark Office issued a Registration Certificate for our Naked trademark covering apparel. As a result, the Naked trademark is protected in all 28 Member States of the European Union, which we believe will further facilitate our Company’s strategy to become a global lifestyle brand.

5.

We reached a significant product expansion milestone with the introduction of our first collection for women, which was presented to retailers during marketing week at our New York headquarters. The first components of this Spring 2016 collection feature primarily lounge and sleepwear styles based on the same fabrics from which our men’s collections are constructed. We plan to launch our Spring 2016 collection for women online and at retail during the later part of 2015 and early 2016.

Outlook

We are actively focused on growing wholesale distribution and direct online sales for our expanded men’s innerwear collection which currently encompasses underwear and undershirts. We currently anticipate quarter over quarter sales growth for these products as we increase our distribution channels and partners and expand our direct sales online through new marketing and brand awareness initiatives. During the August 2015 market, we will introduce new men’s sleep and loungewear products that we expect to be available later in 2015 through retail partners and direct online. Further, the launch of women’s innerwear, loungewear and sleepwear products will be an increasingly important component of our continued sales growth. We currently expect the first of these products to be for sale to consumers in second half of 2015 with expanding product offerings and distribution channels becoming available in 2016. In the future, we plan to extend the Naked brand to other apparel product categories including swimwear and activewear.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2015

Revenues

During the three months ended April 30, 2015, our net sales increased by $139,552, or 116% over the comparative three month period ended April 30, 2014. Net sales increased significantly as a result of the launch of our redesigned and expanded Fall 2015 men’s collection in late February. Despite only two months of revenue generation from this new collection during the period ended April 30, 2015, these new and enhanced product offerings helped us gain new specialty store accounts, and increased department store sales. We also continued to sell off our older collections through new and established offsale channels.

We expect our sales will continue to increase throughout the year as a result of marketing and promotional activities, the addition of new customer accounts and as our new and expanded men’s and women’s collections are released and management continues to implement its long-term business strategies. We have continued to see positive growth in our revenues, year over year, into the commencement of our second fiscal quarter.

Gross Margins

In the current quarter we realized a gross margin of 26.3%, compared to 38.1% in the quarter ended April 30, 2014. The decrease was primarily due to a higher proportion of offsales in the current period, a result of the continued liquidation of older inventory leftover from before the launch of the Fall 2015 men’s collection.

Operating Expenses

	Three months ended April 30,		Change
General and administrative	2015	2014	$	%
Bad debts (recovery)	$2,568	$(722)	3,290	(455.7)
Bank charges and interest	3,992	1,494	2,498	167.2
Consulting	19,910	5,032	14,878	295.7
Depreciation	7,372	6,297	1,075	17.1
Directors fees	97,196	15,000	82,196	548.0
Insurance	21,781	10,506	11,275	107.3
Investor relations	18,949	16,205	2,744	16.9
Marketing	168,148	20,006	148,142	740.5
Occupancy and rent	13,578	9,213	4,365	47.4
Office and miscellaneous	62,537	16,584	45,953	277.1
Product development	139,013	5,708	133,305	2335.4
Professional fees	118,007	95,586	22,421	23.5
Salaries and benefits(1)	1,541,906	163,693	1,378,213	841.9
Transfer agent and filing fees	6,111	3,955	2,156	54.5
Travel	45,461	17,976	27,485	152.9
Warehouse management	49,404	39,112	10,292	26.3
Total	$2,315,933	$425,645	1,890,288	444.1

(1)

There was an increase to $1,104,493 for non-cash stock option compensation charges included in salaries and benefits for the three months ended April 30, 2015, as compared to $66,308 for the three months ended April 30, 2014, an increase of $1,038,185. These stock based compensation charges relate to stock options issued to a new core management team as part of certain incentive based compensation packages.

There was an overall increase in general and administrative expenses for the three months ended April 30, 2015, from the three months ended April 30, 2014. This increase is mostly attributable to an increase in non-cash stock based compensation charges accruing as a result of stock options issued to our new core management group. Total share based compensation charges in the current period were $1,217,983, as compared to $67,823 for the three months ended April 30, 2014. These charges are included in director’s fees, consulting fees and salaries and benefits, within general and administrative expenses. These large non-cash share based compensation charges will continue to accrue over the vesting terms of three to four years, of the related options.

There were also increases in marketing, product development and salaries and benefits, as further explained below.

Our marketing expenses increased in the current quarter as a result of new contracts with a marketing, sales and design consultant engaged to provide general branding, marketing, creative and strategic direction, as well as a contract with a public relations consultant engaged in media relations, media database building, and coordination and execution of promotional efforts, including social media.

Product development costs have increased significantly in the current period in connection with the engagement of a team of designers and consultants who are working with employees of the company, and other involved partners, on an expanded and redesigned men’s collection and the fabrication and design of an entire complimentary women’s line of intimate apparel.

Salaries and benefits increased by $340,028 from the comparative period, over and above the effects of an increase in non-cash share based compensation expense described above, due to increased staffing levels related to a new core management team and related employment contracts.

Other income and expenses

We incurred interest expenses of $114,705 for the three months ended April 30, 2015 as compared to $24,429 for the same period in 2014. This increase in interest is attributable to long term financings entered into during the second quarter of the prior fiscal year, in connection with the Offering. Long-term debt is accruing interest at 6% per annum, payable semi-annually.

Financing and accretion charges were $160,231 for the three months ended April 30, 2015 compared to $101,091 for the three months ended April 30, 2014. Financing and accretion expenses in the current period related mostly to the accretion of debt discounts associated with the Offering Debentures. Financing and accretion expense in the comparative period was associated with a significant number of short term debt arrangements, which were entered into to bridge operations before a more long-term financing could be arranged.

During the fiscal year ended January 31, 2015, in connection with the Offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and, these embedded conversion features and warrants were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments. As a result of the application of these accounting rules, which required these derivative financial instruments to be carried at fair value, we recorded a mark to market gain of $708,900 during the three months ended April 30, 2015, in correlation with fluctuations in the price of our common stock. During the three month period ended April 30, 2015, we obtained a waiver from all of the holders of these instruments waiving certain registration obligations of our Company and, as such, these instruments are no longer required to be accounted for in this manner.

In the comparative period, we have a mark to market derivative expense of $26,982, in connection with a derivative liability that was being recognized in our financial statements because of a full ratchet provision included in a convertible promissory note. This promissory note was later repaid.

Net loss and comprehensive loss

Our net loss for the three months ended April 30, 2015 was $1,810,036, or $(0.04) per share, as compared to a net loss of $1,233,860, or $(0.04) per share, for the three months ended April 30, 2014. The most significant factor for the increase in net loss in the current period is an increase in general and administrative expenses, as described in detail above.

LIQUIDITY AND FINANCIAL CONDITION

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

In connection with the close of the Offering, we issued Debentures in the aggregate principal amount of $7,309,832. As consideration, we (i) received gross cash proceeds equal to $6,094,100, before deducting agent fees and other transaction-related expenses; and (ii) exchanged certain 6% senior secured convertible notes in the aggregate amount of $1,094,159, being the principal and accrued interest due under such notes, for the issuance of Debentures in the aggregate principal amount of $1,215,732, at an exchange rate equal to ninety percent (90%) of the purchase price paid in the Offering. Interest accruing under the debentures is payable semi-annually, in cash or in kind, at the option of the Company as long as certain equity conditions are satisfied. At January 31, 2015, such equity conditions had not been satisfied and, consequently, interest is payable in cash unless such equity conditions failure has been waived by each holder. The funds raised from the sale of the Units are being used for marketing and new product development and design, as well as general working capital requirements.

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

Agency Agreement with Kalamalka Partners CSD Holdings LLC

On August 10, 2012, we entered into the Agency Agreement with Kalamalka and certain lenders (the “Lenders”) as set out in the Agency Agreement whereby we agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of Notes from time to time as such funds are required by us. The Notes are secured by a general security agreement over the present and future assets of the Company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amount outstanding under any Note and all accrued and unpaid interest therein, were convertible into common shares at any time at the option of the Lender. These terms were later amended, as described below. During the year ended January 31, 2014, we entered into another Agency and Interlender Agreement with Kalamalka, and certain lenders whereby we agreed to borrow up to an additional $300,000.

On April 4, 2014, we entered into Amendment Agreements with Kalamalka and the Lenders (the “Amendment Agreements”). In connection with the Amendment Agreements, we amended all remaining outstanding convertible promissory notes in the aggregate principal amount of $600,000 as follows: (i) we extended the due date of the Notes to October 1, 2016; (ii) we reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly; (iii) we removed borrowing margin requirements; (iv) we reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $0.50 per share to $0.25 per share. Also in connection with the Amendment Agreements and pursuant to an Inter-Lender Agreement dated April 4, 2014 between CSD Holdings LLC (“CSD”), a company controlled by a director of our company, Kalamalka and each of the Lenders, CSD and Kalamalka have acknowledged that the Offering Debentures (as described above) shall rank pari passu with the Notes and that Kalamalka shall provide CSD with a written notice of at least 119 days prior to taking any action or enforcing any right against the Company in respect of the Notes. The parties also agreed that neither Kalamalka nor the Lenders would take any action or position in enforcement of their security interest that is contrary to that taken by CSD in respect of the Offering Debentures.

Future Financing

At April 30, 2015, we required further financing to implement our proposed business plan. Management intends to raise funds from equity and debt financings to fund these objectives.

Working Capital (Consolidated)	April 30, 2015	January 31, 2015
	(unaudited)
Current Assets	$1,617,112	$2,609,257
Current Liabilities	$444,949	$365,987
Working Capital	$1,172,163	$2,243,270

Our decrease in working capital during the period is primarily attributable to cash losses from operations.

Cash Flows

	Three months ended April 30,
	2015	2014
Cash Flows Used In Operating Activities	$(1,527,717)	$(329,175)
Cash Flows Used In Investing Activities	(18,760)	(5,000)
Cash Flows Provided By Financing Activities	-	635,758
Net change in Cash During Period	$(1,546,477)	$301,583

Operating Activities

Cash flows used in our operating activities was $1,527,717 for the three months ended April 30, 2015, compared to $329,175 for the comparative period. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $669,313, mostly related to share based compensation charges as described above.

Investing Activities

Investing activities used cash of $18,760 during the three months ended April 30, 2015, compared to $5,000 for the comparative period. Investing activities in the current period included cash outlays for a European patent and trademark acquisition.

Financing Activities

There were no funds provided by or used in financing activities for the three month period ended April 30, 2015.

Proceeds from financing activities during the three months ended April 30, 2014 mostly included funds received related to short term promissory note arrangements, which had been arranged to bridge operations until the Offering in June and July, 2014.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of June 15, 2015, there were 44,680,674 shares of our common stock issued and outstanding. In addition, at June 15, 2015, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 235,067,000 shares.

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

Based on that evaluation, our management, with the participation of our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on April 30, 2015.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2015, we issued 100,000 shares of our common stock to a consultant of the Company as payment for services rendered. We issued these shares to an accredited investor pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended

Item 3. Defaults Upon Senior Securities.

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
Dated: June 15, 2015