Form 10-Q
period 2015-07-31
NAKED BRAND GROUP INC.
filed 2015-09-14
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2015

or

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,755,005 common shares issued and outstanding as of September 14, 2015.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim condensed consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

These condensed consolidated interim financial statements have been prepared by our management and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted in accordance with such Securities and Exchange Commission rules and regulations. In the opinion of management, the accompanying statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of the interim periods presented. The results for these interim periods are not necessarily indicative of the results for the entire year. These interim condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended January 31, 2015.

iii

Naked Brand Group Inc.
Interim Condensed Consolidated Financial Statements
For the Quarterly Periods Ended July 31, 2015 and July 31, 2014

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	July 31,	January 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets
Cash	$73,394	$1,943,235
Accounts receivable, net	209,987	99,145
Inventory, net	1,037,087	183,226
Prepaid expenses and deposits	340,196	383,651
Total current assets	1,660,664	2,609,257

Equipment, net	18,686	21,141
Intangible assets, net	58,940	44,156
Deferred costs	79,169	43,422

TOTAL ASSETS	$1,817,459	$2,717,976

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$636,203	$299,887
Interest payable	63,508	62,650
Factored line of credit	401,466	-
Promissory notes payable	3,450	3,450
Total current liabilities	1,104,627	365,987
Deferred compensation	237,035	170,369
Convertible promissory notes	624,613	605,850
Derivative financial instruments	-	3,799,950

TOTAL LIABILITIES	1,966,275	4,942,156
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock
Authorized 11,250,000 common shares, par value $0.001 per share Issued and outstanding 1,331,977 common shares (January 31, 2015: 1,010,391)	1,332	1,011
Common stock to be issued	15,000	15,000
Accumulated paid-in capital	32,108,446	25,083,735
Accumulated deficit	(32,267,349)	(27,317,681)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)

Total stockholders' equity (capital deficit)	(148,816)	(2,224,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,817,459	$2,717,976

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014

Net sales	$361,043	$164,986	$620,409	$284,800

Cost of sales	223,591	461,701	414,807	535,806

Gross profit (loss)	137,452	(296,715)	205,602	(251,006)

Operating Expenses
General and administrative expenses	2,982,658	1,025,369	5,298,591	1,451,014
Foreign exchange	2,734	7,952	(1,049)	11,974

Total operating expenses	2,985,392	1,033,321	5,297,542	1,462,988

Operating loss	(2,847,940)	(1,330,036)	(5,091,940)	(1,713,994)

Other income (expense)
Interest expense	(246,651)	(76,929)	(361,356)	(101,358)
Accretion of debt discounts and finance charges	(45,041)	(2,181,894)	(205,272)	(2,282,985)
Derivative expense	-	(12,028,383)	-	(12,028,383)
Loss on extinguishment of debt	-	(128,920)	-	(826,320)
Debt conversion expense	-	(309,011)	-	(309,011)
Fair value mark-to-market adjustments	-	(12,978,200)	708,900	(13,005,182)

Total other income (expense)	(291,692)	(27,703,337)	142,272	(28,553,239)

Net loss for the period	$(3,139,632)	$(29,033,373)	$(4,949,668)	$(30,267,233)

Net loss per share
Basic	$(2.71)	$(32.34)	$(4.49)	$(34.55)
Diluted	$(2.71)	$(32.34)	$(4.49)	$(34.55)

Weighted average shares outstanding
Basic	1,157,826	897,617	1,103,104	876,064
Diluted	1,157,826	897,617	1,103,104	876,064

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
(Unaudited)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)	(Deficiency)
Balance, February 1, 2015	1,010,391	$1,011	$25,083,735	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant the conversion of debt	57,421	57	172,198	-	-	-	172,255
Shares issued in settlement of debt	2,500	2	11,998	-	-	-	12,000
Shares issued as payment in kind for interest owing under convertible debt arrangements	56,417	57	283,362	-	-	-	283,419
Shares issued pursuant to the exercise of amended warrants	205,248	205	820,795	-	-	-	821,000
Incremental fair value charge in connection with warrant amendments	-	-	32,800	-	-	-	32,800
Shareholder dividend	-	-	(32,800)	-	-	-	(32,800)
Derivative liability reclassifications	-	-	3,091,050	-	-	-	3,091,050
Stock based compensation	-	-	2,612,508	-	-	-	2,612,508
Net loss for the period	-	-	-	-	(4,949,668)	-	(4,949,668)
Balance, July 31, 2015	1,331,977	$1,332	$32,108,446	$15,000	$(32,267,349)	$(6,245)	$(148,816)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the six months ended July 31,	2015	2014

Cash flows from operating activities
Net loss for the period	$(4,949,668)	$(30,267,233)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	20,246	30,839
Provision for obsolete inventory	(43,000)	290,000
Depreciation and amortization	10,583	13,153
Other non cash items (Schedule 1)	2,141,679	28,180,553
Unrealized foreign exchange	-	2,761
Finance fees paid in connection with debt extinguishment	-	(38,008)
Finance fees paid in connection with long term debt offering		553,705
Increase (decrease) in cash resulting from change in:
Accounts receivable	(131,089)	(12,269)
Prepaid expenses and deposits	43,455	(27,609)
Inventory	(810,861)	27,814
Deferred costs	(50,000)	-
Accounts payable	348,316	(41,997)
Interest payable	284,277	-
Deferred compensation	66,666	37,037
Net cash used in operating activities	(3,069,396)	(1,251,254)

Cash flows from investing activities
Acquisition of intangible assets	(19,160)	(7,604)
Purchase of equipment	(3,751)	(11,977)
Net cash used in investing activities	(22,911)	(19,581)

Cash flows from financing activities
Proceeds from share issuances	821,000	-
Proceeds from the issuance of promissory notes	-	927,168
Repayments of promissory notes	-	(416,998)
Proceeds from convertible promissory notes	-	6,094,100
Repayments of convertible promissory notes	-	(364,640)
Debt offering costs	-	(646,873)
Repayments on factoring arrangements	(158,534)	-
Advances under factoring arrangements	560,000	-
Net cash provided by financing activities	1,222,466	5,592,757

Net increase (decrease) in cash	(1,869,841)	4,321,922
Cash at beginning of the period	1,943,235	67,478
Cash at end of the period	$73,394	$4,389,400

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the six months ended July 31,	2015	2014

Cash paid during the period for:
Interest	$58,775	$-
Taxes	-	-
Non-cash financing activities:
Extinguishment of accounts payable with equity	$12,000	$11,158
Repayment of promissory note through the issuance of new promissory note	-	205,093
Settlement of notes through the issuance of shares	-	299,444
Reclassification of derivative liability to additional paid in capital	3,091,050	-
Conversion of convertible debt to shares	172,255	-
Interest paid in shares	283,419	-

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares to be issued in exchange for services	$-	$39,900
Loss on extinguishment of debt	-	826,320
Stock based compensation	2,612,508	120,711
Compensation charge in connection with amendment of warrants	32,800	-
Derivative expense	-	12,028,383
Change in fair value of derivative financial instruments	(708,900)	13,005,182
Debt issuance costs paid in warrants	-	1,552,700
Debt conversion expense	-	309,011
Amortization of deferred financing fees	14,253	135,037
Interest capitalized to convertible debt	-	72,016
Shares issued as penalty under debt agreements	-	1,250
Accretion of debt discount	191,018	90,043

	$2,141,679	$28,180,553

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Business

Naked Brand Group Inc. (the “Company”) is a manufacturer and seller of direct and wholesale men’s undergarments and intimate apparels in the United States and Canada to consumers and retailers through its wholly owned subsidiary, Naked Inc. (“Naked”). Subsequent to July 31, 2015, the Company launched its first women’s collections of sleepwear and loungewear and in the future, the Company plans to expand into other apparel and product categories.

The Company currently operates out of New York, United States of America.

Effective August 10, 2015, the Company effected a reverse stock split of the basis of 1:40. As such, the Company’s authorized capital was decreased from 450,000,000 shares of common stock to 11,250,000 shares of common stock and an aggregate of 53,278,818 shares of common stock issued and outstanding were decreased to 1,331,977 shares of common stock. These financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

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

As of July 31, 2015, the Company had not yet achieved profitable operations and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the six months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its annual report on Form 10-K for the year ended January 31, 2015.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, interest payable, notes payable, factored line of credit and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of promissory notes payable outstanding at July 31, 2015 and January 31, 2015, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

	July 31, 2015	January 31 2015
Risk-free interest rate	0.66%	0.61%
Expected life (years)	1.85	2.34
Expected volatility(1)	158.99%	147.42%
Stock price	$4.80	$4.80
Dividend yields	0.00%	0.00%

The Company determined that the fair value of the convertible promissory notes at July 31, 2015 was $15,286,700 (January 31, 2015: $15,476,300) based on a market interest rate of 18%.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of July 31, 2015 and January 31, 2015, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2015	2014	2015	2014

United States	$275,515	$105,862	$454,591	$191,162
Canada	85,528	59,124	165,818	93,638

	$361,043	$164,986	$620,409	$284,800

At July 31, 2015 and January 31, 2015, the net book value of long-lived assets all located within North America were as follows:

	July 31, 2015		January 31, 2015
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$11,537	$28,996	$12,688	$14,211
Canada	7,149	29,944	8,453	29,945

	$18,686	$58,940	$21,141	$44,156

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Loss per share

Net loss per share was determined as follows:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Numerator
Net loss	$(3,139,632)	$(29,033,373)	$(4,949,668)	$(30,267,233)
Denominator
Weighted average common shares outstanding	1,157,826	897,617	1,103,104	876,064

Basic and diluted net loss per hare	$(2.71)	$(32.34)	$(4.49)	$(34.55)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	3,701,979	3,423,074	3,701,979	3,423,074
Convertible debt	2,392,526	2,496,611	2,392,526	2,496,611
	6,094,505	5,919,685	6,094,505	5,919,685

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

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company plans to adopt this standard beginning February 1, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

4.	Inventory

Inventory of the Company consisted of the following:

	July 31,	January 31,
	2015	2015

Finished goods	$1,164,392	$362,226
Raw materials	8,695	-
	1,173,087	362,226
Less: allowance for obsolete inventory	(136,000)	(179,000)

Total inventory	$1,037,087	$183,226

Balances at July 31, 2015 and January 31, 2015 are recorded at historical cost, less amounts for potential declines in value. At July 31, 2015, management has recorded an allowance for obsolescence of $136,000 (2015: $179,000) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

5.	Equipment

Equipment of the Company consisted of the following at July 31, 2015 and January 31, 2015:

	July 31,	January 31,
	2015	2015

Furniture & equipment	$10,250	$11,630
Computer equipment	24,714	20,963

	34,964	32,593
Less: Accumulated depreciation	(16,278)	(11,452)

	$18,686	$21,141

Depreciation expense for the three and six month periods ended July 31, 2015 was $3,212 and $6,208, respectively (2014: $1,291 and $2,024, respectively).

6.	Intangible Assets

Intangible assets of the Company consisted of the following at July 31, 2015 and January 31, 2015:

	July 31,	January 31,	Useful life
	2015	2015	(Years)

Trade Names/Trademarks	$58,940	$39,781	Indefinite
Website	49,512	49,512	2

	108,452	89,293
Less: accumulated amortization	(49,512)	(45,137)

	$58,940	$44,156

Amortization expense for the three and six month periods ended July 31, 2015 was $Nil and $4,375, respectively (2014: $5,564 and $11,129, respectively).

7.	Related Party Transactions and Balances

Related Party Balances

At July 31, 2015, included in accounts payable and accrued liabilities is $37,797 (January 31, 2015: $17,060) owing to a directors and officer of the Company for reimbursable expenses, an officer of the Company for an accrued management bonus and a former director and officer of the Company for an accrued management bonus. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

At July 31, 2015, an amount of $978,779 (January 31, 2015: $978,779) in principal amounts of convertible notes payable and $8,091 in accrued interest payable (January 31, 2015: $8,247), was owing to directors and officers of the Company. Included in convertible notes payable at July 31, 2015 is an amount of $3,453 (January 31, 2015: $791) in respect of these amounts owing, after applicable unamortized debt discounts.

Related party transactions

During the three and six months ended July 31, 2015, included in general and administrative expenses is $1,224,150 and $2,404,785, respectively (2014: $31,124 and $61,565, respectively) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $112,382 and $159,082, respectively (2014: $45,500 and $45,500, respectively) in respect of marketing fees paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Pursuant to a board agreement dated September 24, 2013, the Company agreed to issue 75,000 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 300,000 common shares over the term. During the three and six months ended July 31, 2015, the Company recorded directors fees of $Nil (2014: $9,900 and $24,900, respectively) in respect of common shares earned under this agreement. The fair values per share were determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and Director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 1,428,750 shares of common stock of the Company, equal to 20% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis, (the “CEO Options”), with each option exercisable at $5.12 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company issued 2,500 common shares to a consultant of the Company. The fair value of $4.80 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. At July 31, 2015, an amount of $237,035 (January 31, 2015: $170,369) is included in deferred compensation, relating to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement. During the six months ended July 31, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of the employment agreement, however such amounts have not yet been paid. The Company and the CEO are currently negotiating and amendment of terms in order to extend the deferral of the base salary.

Effective June 9, 2014, the Company entered into an employment agreement with the Chief Financial Officer (the “CFO”) of the Company for a term of four years whereby (a) the CFO shall be entitled to a base salary of $200,000 per year; and (b) the CFO received a sign-on stock option grant to purchase 70,000 shares of common stock of the Company (the “CFO Options”), with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Effective June 23, 2014, the Company entered into an employment agreement with an officer (the “Officer”) of the Company for a term of four years whereby (a) the Officer shall be entitled to a base salary of $175,000 per year; and (b) the Officer received a sign-on stock option grant to purchase 92,500 shares of common stock of the Company (the “Officer Options”), with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant.

8.	Factoring Line of Credit

On June 11, 2015, the Company entered into a factoring agreement (the “Factoring Agreement”) with Capital Business Credit LLC (the “Factor”) whereby the Company may borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the Factoring Agreement. A director and officer of the Company has provided side collateral supporting a portion of the borrowings under the Factor Agreement. The facility is secured by a general security interest over all of the Company assets and interests. The term of the agreement is for a period of one year and will automatically renew for additional one year terms, unless terminated at any time by the Factor or by the Company prior to such renewal, with thirty days prior written notice.

Under the terms of the Factoring Agreement, the Company may sell and assign eligible accounts receivable to the Factor in exchange for advances made to the Company. The Factor purchases eligible accounts receivable net of a factoring commission of 0.9% of such receivable. The Company bears the risk of credit loss on the receivable, except where the Factor has provided credit approval in writing on such receivable. These receivables are accounted for as a secured borrowing arrangement and not a sale of financial assets. Factor expenses charged to operations during the three and six months ended July 31, 2015 were $10,353 and $10,353 respectively (2014: $Nil and $Nil, respectively).

The facility bears interest on the daily net balance of any moneys owed at a rate of the greater of (i) 5.5% per annum; and (ii) 2% above the Prime Rate as quoted in the Wall Street Journal. To the extent that net advances owing exceed the borrowing base described above, additional interest of 1% per annum shall be charged based upon the daily balance of any such overadvance.

At July 31, 2015, an amount of $401,466 (January 31, 2015: $Nil) was owing under the terms of the Factoring Agreement, for advances made to the Company, net of repayments of such advances through the collection of factored receivables.

9.	Promissory Notes Payable

(i)

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the six months ended July 31, 2014. At July 31, 2015, an amount of $3,450 (CDN$3,750) (January 31, 2015: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

(ii)

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

Repayment of the SPA Notes was collateralized against all the tangible and intangible assets of the Company. The principal amount of $1,083,797 were to mature on April 7, 2015 (the “Maturity Date”) and was bearing interest at the rate of 6% per annum, payable on the Maturity Date. On June 10, 2014, these notes, along with accrued interest of $10,362 were exchanged for securities in a subsequent offering (Note 10(i)), at an exchange rate equal to 90% of the price paid by investors in that offering. During the six months ended July 31, 2014, the Company recorded debt conversion expense of $121,573, related to this purchase price discount upon these Notes being converted for units in the subsequent offering.

The Company incurred $89,849 in issuance costs in respect of the SPA Notes.

During the three and six months ended July 31, 2015, the Company recorded $Nil and $Nil, respectively (2014: $4,944 and $10,372, respectively) in respect of interest on this note and $Nil and $Nil, respectively (2014: $84,421 and $89,849, respectively) in respect of the accretion of deferred financing fees.

(iii)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matured on February 1, 2014 and was bearing interest at a rate of 10% per annum payable at maturity.

During the six months ended July 31, 2014, the Company issued 19,922 common shares of the Company in full and final settlement of this note, along with accrued interest of $4,685. This resulted in a loss on extinguishment of debt of $119,528 being recorded on the consolidated statement of operations during the six months ended July 31, 2014. The fair value of $10 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

(iv)

On February 12, 2014, the Company issued a promissory note in the principal amount of CDN$61,295. The Company received $48,464 (CDN$53,300) in respect of this note, after an original issue discount (“OID”) of 15%, or $7,270 (CDN$7,995). The note matured and was repaid during the six months ended July 31, 2014.

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

10.	Convertible Promissory Notes Payable

	July 31, 2015	January 31, 2015

Senior Secured Convertible Debentures, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to First and Second Kalamalka Amendment Agreement, due June 10, 2017 (i).	$6,997,577	$7,169,832

First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due June 10, 2017 (ii)	600,000	600,000
Less: debt discounts	(6,972,964)	(7,163,982)
	$624,613	$605,850

(i)	Senior Secured Convertible Debentures

On June 10, 2014 and July 8, 2014, the Company entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a private placement offering (the “Offering”) for aggregate gross proceeds of $7,309,832 through the sale of 292 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 4,167 of our common shares at an exercise price of $6.00 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The aggregate principal amount matures on June 10, 2017 and bears interest at the rate of 6% per annum, payable quarterly, in cash or in shares of common stock, at the option of the Company provided certain equity conditions of the Debentures have been met, valued at the then conversion price of the Debentures. At July 31, 2015, such equity conditions had not been met and, consequently, payment of interest owing in shares of common stock is not permitted under the terms of the Debentures, unless such condition is formally waived by each holder. During the six months ended July 31, 2015 and in connection with the second interest payment dates, the Company received waivers from holders of $5,537,577 in outstanding principal amounts of the Debentures. Such holders received payment of interest in shares of common stock of the Company, resulting in the issuance of 55,427 shares of our common stock as payment for $166,127 in interest due, based on a contractual conversion price of $3 applied to the cash amount of interest owing. The fair value of the shares issued of $280,452 was determined with reference to the quoted market price of the shares on the date they were issued. The difference between the fair value of the shares issued and the cash amount of interest payable was recorded as interest expense on the consolidated statement of operations for the three and six months ended July 31, 2015.

The Debentures, along with any accrued and unpaid interest thereon, may be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of $3.00 per share, subject to adjustment under the terms of the Debentures.

Repayment of the Debentures are collateralized against all the assets of the Company and its subsidiary, pursuant to a security agreement between the Company and an agent for the Purchasers.

The Company issued an aggregate of 1,218,308 Warrants to the Purchasers to purchase, for a period of five years from the date of issuance, up to 1,218,308 shares of common stock at an initial exercise price of $6.00 per share, subject to adjustment. The Company has the right to call the Warrants if the volume weighted average closing price of its common shares exceeds $16.00 per share for more than 20 consecutive trading days at any time after June 10, 2016. In that event, the Warrants will expire 30 days following the date the Company delivers notice in writing to the Warrant holders announcing the call of the Warrants.

At the date of issuance of the Debentures and Warrants, the Company was authorized to issue 2,500,000 shares of common stock, which was insufficient to settle the conversion of the Debentures and exercise of the Warrants. Consequently, under the guidance of ASC 815, management recorded a derivative financial instrument in the Company’s consolidated financial statements (Note 11).

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the three and six months ended July 31, 2015, the Company recorded accretion expense of $12,888 and $18,940, respectively (2014: $521 and $521, respectively) in accretion of this discount.

In connection with the Offering, the Company incurred finance fees of $2,021,213 as follows:

(i)	The Company paid a cash commission of $468,513, or 8% of the gross proceeds raised from certain of the Purchasers;

(ii)

The Company issued 276,592 warrants to acquire common shares equal to 8% of the aggregate number of shares issuable upon conversion of the Debentures and exercise of the Warrants with respect to certain of the Purchasers (the “Agent Warrants”), on the same terms as the Warrants, except that the Agent Warrants are (i) exercisable at 100% of the conversion or exercise price of the Debentures and Warrants issued to the Purchasers in the Offering and (ii) contain a cashless exercise provision.

The fair value of the finder’s warrants of $1,552,700 was determined using an option pricing model under the following assumptions:

	June 10, 2014	July 8, 2014
Risk-free interest rate	1.71%	1.70%
Expected life (years)	5.00	5.00
Expected volatility(1)	147.39%	147.39%
Stock price at issuance	$6.00	$6.50
Dividend yields	0.00%	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The finance fees were allocated to the Debentures and related derivative financial instruments in the same proportion as the allocation of proceeds to each instrument at the issuance date and, consequently, since the derivative financial instruments were allocated 100% of the proceeds, these finance charges were allocated to the derivative financial instrument at issuance and, as a result of these instruments being carried at fair value, were recorded as an immediate finance expense on the consolidated statement of operations during the six months ended July 31, 2014.

On September 8, 2014, the Company filed an initial prospectus on Form S-1 with the Securities and Exchange Commission (SEC) to register the sale of up to 1,039,227 shares issuable upon exercise of certain of the warrants issued in connection with the Offering, including 60,000 warrants issued under the Kalamalka Notes (Note 8(ii)) which contained piggyback registration rights, and 979,227 of the Warrants. On October 8, 2014, the SEC declared the registration statement effective.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the six months ended July 31, 2015, the Company issued an aggregate of 58,411 shares of common stock pursuant to the conversion of debt, including 57,421 shares pursuant to the conversion of $172,255 in principal and 990 shares as payment for $2,967 in interest amounts owing under the Debentures for principal amounts converted. During the six months ended July 31, 2015 In connection with these conversion, the Company recorded accelerated accretion expense of $172,074 (2014: $Nil).

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

The Notes were collateralized by a first priority general security agreement over the present and future assets of the Company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amounts outstanding under any Note and all accrued and unpaid interest therein, were convertible into common shares at $30 per share at any time at the option of the Lender. These terms were later amended, as described below. On November 13, 2013, the Company entered into another Agency and Interlender Agreement with Kalamalka and certain lenders whereby the Company agreed to borrow up to an additional $300,000.

On April 4, 2014, the Company entered into another Amendment Agreements with Kalamalka and certain of the Lenders (the “Amendment Agreements”). In connection with the Amendment Agreements, the Company amended several of the Notes in the aggregate principal amount of $600,000 as follows; (i) the Company extended the due date of the Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly; (iv) the Company removed certain borrowing margin requirements; (iii) the Company reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $20 per share to $10 per share; and (v) 12,500 share purchase warrants exercisable at a strike price of $20 until August 10, 2017 held by Kalamalka and 2,500 share purchase warrants at a strike price of $20 until August 10, 2018 (the “Existing Warrants”) were exchanged for 15,000 New Warrants, as defined and described below (the “Exchanged Warrants”).

As consideration for facilitating such amendments, the Company granted 45,000 share purchase warrants to the Lenders and Kalamalka (the “New Warrants”).

Each New Warrant issued to Kalamalka and the Lenders is exercisable into one common share at a price of $6 per share for a period of five years. The Company has the right to call the New Warrants if the volume weighted average closing price of the Company’s shares exceeds $16 per share for more than 20 consecutive trading days at any time after June 10, 2016. In that event, the New Warrants will expire 30 days following the date the Company delivers notice in writing to the warrant holders announcing the call of the Warrants. In addition, the New Warrants contained piggyback registration rights on any subsequent registration statement filed with the SEC. The New Warrants were included in the registration statement declared effective by the SEC on October 8, 2014 (Note 10(i)).

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Risk-free interest rate	0.66%
Expected life (years)	2.50
Expected volatility(1)	141.72%
Stock price	$9.20
Dividend yields	0.00%

The fair value of the New Warrants of $384,100 was determined using the Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.71%
Expected life (years)	5.00
Expected volatility(1)	149.76%
Stock price at date of issuance	$9.20
Dividend yields	0.00%

The fair value of the Exchanged Warrants of $23,300 was determined as the difference between the fair value of these warrants exchanged and the fair value of the New Warrants received. The fair values were determined using the Black Scholes option pricing model with the following weighted average assumptions:

	Existing	Exchanged
	Warrants	Warrants
Risk-free interest rate	0.96%	1.71%
Expected life (years)	3.52	5.00
Expected volatility(1)	146.70%	149.76%
Stock price at date of issuance	$9.20	$9.20
Dividend yields	0.00%	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The loss was recorded on the consolidated statement of operations six months ended July 31, 2014, with a corresponding credit to additional paid in capital. In connection with the Amendment Agreements, the Company incurred $36,993 in financing fees. These cost have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the amended Notes. During the three and six months ended July 31, 2015, the Company recorded financing expense of $7,198 and $14,254, respectively (2014: $7,101 and $9,124, respectively) in respect of the amortization of these charges.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the six months ended July 31, 2014, the remaining Note in the aggregate principal amount of $100,000 plus $1,868 in accrued interest therein was settled by the issuance of 25,467 common shares of the Company at a conversion price of $4 per share. During the six months ended July 31, 2014, the Company recorded debt conversion expense of $187,438, related to the fair value of the additional units issued as a result of converting at the lower conversion price than the contractual conversion rate. The fair value of the shares issued was determined with reference to their quoted market price on the date of issuance.

(iii)

On June 5, 2014, the Company entered into a Note Termination Agreement pursuant to which the Company agreed to settle the full amount outstanding under a convertible promissory note in the principal amount of $124,444 in exchange for (i) a one-time cash payment of $175,000 and (ii) 8,250 common shares of the Company. The promissory note had been convertible, at any time by the lender, into shares of common stock of the Company at a price which is the lesser of $0.265 or 60% of the lowest trade price in the 25 trading days prior to the conversion (the “Conversion Price”). This resulted in a loss on extinguishment of debt of $38,405, being the fair value of aggregate consideration given of $217,240 less the book value of this Note of $3,735 (after a debt discount of $120,709) and a related embedded conversion feature being accounted for as a derivative liability of $175,100. The fair value of $5.12 per share related to the share consideration was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

(iv)

During the six months ended July 31, 2014, the Company repaid various convertible promissory notes in the aggregate principal amount of $133,500 through cash payments of $189,640. The repayment of these promissory resulted in net gains on extinguishment of debt of $30,693, being the cash consideration paid upon redemption less the carrying value of the Note and any related embedded conversion features of $64,900, which were being accounted for as derivative financial instruments.

11.	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 10(i), which have no observable market data and were derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy, at July 31, 2015 and January 31, 2015:

	July 31,	January 31,
	2015	2015
Embedded conversion features	$-	$1,769,100
Warrants	-	2,030,850
	$-	$3,799,950

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

From time to time, the Company has issued notes with embedded conversion features which contain price-protection features that result in these instruments being treated as derivatives. In addition, during the year ended January 31, 2015, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts (Note 10(i)). Further, these embedded conversion features and warrants issued during the year ended January 31, 2015 were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments until such time as the shares become eligible for sale without volume limitations or other restrictions. As a result, the Company was required to account for these instruments as derivative financial instruments until such time as the shares were no longer subject to the constraints of the registration rights agreement.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the year ended January 31, 2015, the Company received stockholder approval through written shareholder consent to increase the authorized shares of common stock in the Company from 2,500,000 to 11,250,000, which amount is now sufficient to fully settle all the outstanding contracts. In addition, during the year ended January 31, 2015, the registration statement covering the resale of certain of the warrants covered under the registration rights agreement that were required to be accounted for as derivative liabilities, was filed with and was declared effective by the Securities and Exchange Commission. Additionally, certain registration exemptions were triggered to permit the resale of certain of the shares underlying embedded conversion features.

During the six months ended July 31, 2015, the Company obtained a waiver of the registration rights agreement from certain remaining debenture holders, waiving their rights under the registration rights agreement that were triggering liability accounting.

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

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the six months ended July 31, 2015 and 2014 at their fair value as follows:

	Six months	Six months
	Ended July 31,	Ended July 31,
	2015	2014

Derivative financial instruments, beginning of the period	$3,799,950	$241,618
Fair value of warrants and embedded conversion features at commitment dates	-	20,890,900
Fair value mark to market adjustments	(708,900)	13,005,182
Extinguishment of derivative liability upon extinguishment of host contract	-	(240,000)
Reclassification of derivative liability upon change in triggering events	(3,091,050)	-

Derivative financial instruments, end of the period	$-	$33,897,700

During the three and six months ended July 31, 2015, the Company recorded other income (expenses) of $Nil and $708,900, respectively (2014: $(12,978,200) and $(13,005,182), respectively) related to the change in fair value of the warrants and embedded conversion features, which is presented in the change in fair value of derivative financial instruments in the accompanying consolidated statements of operations.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at January 31, 2015 and as at their reclassification dates using the binomial option pricing model based on the following weighted average management assumptions:

	Reclassification	January 31,
	Date	2015
Risk-free interest rate	0.89%	0.92%
Expected life (years)	3.17	3.42
Expected volatility(1)	115.02%	136.25%
Stock price	$4.40	$4.80
Dividend yields	0.00%	0.00%

(1)	As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

During the year ended January 31, 2015, the Company repaid certain promissory notes which contained derivative financial instruments and the corresponding derivative financial instrument were extinguished upon extinguishment of the related host contract.

12.	Stockholders’ Equity

Effective August 10, 2015, the Company effected a reverse stock split of the basis of 1:40. As such, the Company’s authorized capital was decreased from 450,000,000 shares of common stock to 11,250,000 shares of common stock and an aggregate of 53,278,818 shares of common stock issued and outstanding were decreased to 1,331,977 shares of common stock. These financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

Authorized

11,250,000 shares of common stock, par value $0.001.

Six months ended July 31, 2015

i)

In connection with a debt settlement agreement, the Company issued 2,500 common shares to a consultant of the Company. The fair value of $0.12 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. There was no gain or loss in connection with the debt settlement agreement.

ii)

On July 3, 2015, the Company issued an aggregate 205,248 shares of common stock at $4 per share, in connection warrant amendment agreements (the “Warrant Amendments”). Under the terms of the Warrant Amendments, the holders of such warrants elected to reduce the exercise price of the warrants from $6 to $4, subject to a shortened exercise period and subject to certain resale restrictions on the shares issuable upon exercise of such warrants. Of the total, an aggregate of 140,249 of the shares issued were issued to a director and officer of the Company and a director of the Company for an aggregate exercise price of $560,996.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company determined that the Warrant Amendments must be accounted for using modification accounting pursuant to the guidance under Accounting Standards Codification 718 (“ASC 718”). Under this guidance, a short-term inducement offer shall be accounted for as a modification of the terms of equity based awards, to the extent that the inducement is accepted by the equity holders. Modification accounting requires the incremental fair value of the instrument arising from the modification to be recognized as an expense on the income statement, or a charge directly to equity, depending on the nature of the offer. The Company determined that it was appropriate to record the incremental fair value of the Warrant Amendments as an expense on the income statement and consequently the Company recorded the incremental fair value as a component of general and administrative expenses on the consolidated statement of operations for the three and six months ended July 31, 2015. The Company determined that the incremental fair value of the instruments arising from the modification was $32,800, based on the difference between the fair value of the warrants immediately prior to the amendment and the fair value of these instruments immediately after the amendment. The fair values were determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate 1.33%, expected life: 3.94 years, expected volatility: 139.54%, dividend yields: 0.00%.

2014 Stock Option Plan

On June 6, 2014, the Company’s board of directors approved a 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees and consultants of the Company. Stockholder approval of the plan was obtained on August 21, 2014.

The maximum number of our common shares reserved for issue under the plan is 2,750,000 shares subject to adjustment in the event of a change of the Company’s capitalization (as described in the 2014 Plan). As a result of the adoption of the 2014 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At July 31, 2015, 944,500 options remain available for issuance under the 2014 Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended July 31, 2015 and January 31, 2015 is presented below:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2014	75,125	$13.60
Expired	(7,125)	$10.00
Granted	1,726,875	$5.20	$8.40

Outstanding at January 31, 2015	1,794,875	$5.48	$8.40
Expired	(3,125)	$10.00
Forfeited	(3,750)	$4.48
Granted	85,000	$4.79	$4.00

Outstanding at July 31, 2015	1,873,000	$5.45

Exercisable at July 31, 2015	913,188	$5.81

Exercisable at January 31, 2015	346,563	$6.80

At July 31, 2015, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry	Number
Number	Price	Date	Vested
6,250	$30.00	October 1, 2015	6,250
375	$10.00	December 19, 2015	375
3,750	$14.00	January 6, 2016	3,750
3,750	$22.00	January 6, 2016	3,750
5,000	$30.00	January 6, 2016	5,000
1,375	$10.00	April 1, 2016	1,375
15,000	$10.00	October 9, 2017	15,000
1,250	$10.00	February 1, 2018	1,250
3,750	$10.00	May 1, 2018	3,750
2,000	$10.00	April 1, 2019	2,000
25,000	$10.00	July 30, 2022	25,000
1,699,250	$5.12	June 6, 2024	552,875
25,000	$6.00	June 10, 2024	15,000
37,500	$4.48	February 3, 2025	-
37,500	$4.48	February 25, 2025	-
6,250	$4.80	July 6, 2025	-

1,873,000			635,375

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At July 31, 2015, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2015: $Nil and $Nil, respectively).

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the three and six months ended July 31, 2015, the Company recognized a total fair value of $1,234,627 and $2,452,511, respectively (2014: $52,888 and $120,711, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of approximately $9,505,000 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to June 10, 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2015	2014
Expected term of stock option (years) (1)	6.42	2.14
Expected volatility (2)	121.27%	142.13%
Stock price at date of issuance	$4.80	$5.60
Risk-free interest rate	1.80%	0.53%
Dividend yields	0.00%	0.00%

(1)	As the Company has insufficient historical data on which to estimate the expected term of the options, the Company has elected to apply the short-cut method to determine the expected term under the guidance of Staff Accounting Bulletin No. 110 (“SAB 110”).

(2)	As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

Share Purchase Warrants

At July 31, 2015, the Company had 1,828,979 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
3,000	$11.20	October 4, 2015
6,250	$4.00	November 14, 2016
6,250	$4.00	November 26, 2016
5,688	$4.00	December 24, 2016
12,451	$10.00	August 10, 2017
3,750	$10.00	August 10, 2018
60,001	$6.00	April 4, 2019
901,211(1)	$6.00	June 10, 2019
155,052	$3.00	June 10, 2019
204,101(1)	$6.00	July 8, 2019
29,343	$3.00	July 8, 2019
24,625	$8.00	October 23, 2019
365,688	$4.80	June 15, 2022
36,569(2)	$4.80	June 15, 2022
15,000	$4.80	July 6, 2022

1,828,979

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

(1)	Subsequent to July 31, 2015, an aggregate of 380,457 of these warrants were exercised at a reduced exercise price of $4.00 per share (Note 15).

(2)	These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant

During the six months ended July 31, 2015, the Company issued an aggregate of 417,257 warrants exercisable at $4.80 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.61 for an aggregate grant date fair value of $1,923,030, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 153.01%, expected dividend yield 0.00%, risk free interest rate 2.12%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $159,799 and $159,799 during the three and six months ended July 31, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with warrants granted.

Certain of the warrants granted during the six months ended July 31, 2015 become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement. The fair value of these warrants at issuance was calculated to be $168,530 based on the Black-Scholes option pricing model using the following assumptions: expected term 7 years, expected volatility 153.00%, expected dividend yield 0.00%, risk free interest rate 2.11% .. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of		Weighted Average
	Warrants		Exercise Price
Outstanding at February 1, 2014	94,262		$16.00
Cancelled	(15,000)		$20.00
Issued	1,579,581		$5.60
Expired	(30,262)		$25.60
		$
Outstanding at January 31, 2015	1,628,581		$5.74
Issued	417,257		$4.63
Exercised	(205,248)		$4.00
Expired	(11,611)		$9.46
Outstanding at July 31, 2015	1,828,979		$5.44

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

13.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three and six months ended July 31, 2015, the Company had concentrations of sales with a customer equal to 38% and 47%, respectively of the Company’s net sales (2014: 34% and 36%, respectively). As at July 31, 2015 the accounts receivable balance for this customer was $125,931 (January 31, 2015: $2,755).

14.	Commitments

In accordance with a negotiated agreement, the Company paid a non-refundable guaranteed advance on royalties of $50,000, and is required to pay royalty fees based on the greater of a pre-determined percentage not to exceed 10% of net wholesale sales, as defined in such agreements, or a minimum annual amount. The $50,000 will be charged to operations during the third quarter ended October 31, 2015, beginning on the first day of the period for which royalties accrue under the terms of the related agreement.

The Company is committed to minimum royalty payments as follows:

Year ending January 31,	Amount
2016	$200,000
2017	362,500
2018	350,000
2019	350,000
2020	87,500
$1,350,000

15.	Subsequent Events

i)

On August 3, 2015, the Company issued an aggregate of 380,457 shares of common stock of the Company at $4.00 per share for aggregate proceeds of $1,521,777 pursuant to the exercise of warrants. The warrants were exercised at a reduced exercise price under the terms of an issuer tender offer to amend and exercise certain warrants to purchase common stock of the Company filed with the Securities and Exchange Commission on July 7, 2015.

ii)

On August 18, 2015, the Company granted stock options to purchase 299,899 shares of common stock of the Company at a price of $4.40 per share to a director and officer of the Company (the “President”) pursuant to an employment agreement with the President. The options vest as to 25% immediately on the date of grant and the remaining 75% in equal monthly instalments over a period of three years from the date of grant.

iii)

On September 9, 2015, the Company granted warrants to purchase 62,500 shares of common stock of the Company at a price of $5.11 per share to a consultant of the Company pursuant to consulting agreement. The warrants will vest over a term of three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: (1) our product line; (2) our business plan, including our plan to in the future extend the Naked brand to active wear, swim as well as bed and bath products; (3) the enforceability of our intellectual property rights; (4) projections of market prices and costs; (5) supply and demand for our products; (6) future capital expenditures; (7) our collaboration with Dwayne Wade; and (8) our need for, and our ability to raise, capital. The material assumptions supporting these forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) the enforcement of our intellectual property rights; (4) our ability to launch new product lines; (5) retention of skilled personnel; (6) continuation of current tax and regulatory regimes; (7) current exchange rate and interest rates; and (8) general economic and financial market conditions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to the development or marketing of our apparel products; (3) any adverse occurrence with respect to any of our licensing agreements; (4) our ability to successfully bring apparel products to market; (5) our ability to successfully collaborate with Dwayne Wade; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) any adverse occurrence with respect to distribution of our products; (9) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; (10) our ability to enforce our intellectual property rights; (11) our ability to hire and retain senior management and key employees; and (12) other factors beyond our control.

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

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

Our unaudited condensed consolidated interim financial statements are stated in United States dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States.

As used in this quarterly report on Form 10-Q, the terms “we”, “us”, “our” and “Company” mean our company, Naked Brand Group Inc., and our wholly-owned subsidiary Naked Inc., as applicable.

All references to “common shares” refer to the shares of our common stock.

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

Our wholly owned subsidiary is Naked Inc. (“Naked”). Naked was incorporated under the federal laws of Canada on May 21, 2009 as “In Search of Solutions Inc.”, changed its corporate name to “Naked Boxer Brief Clothing Inc.” on May 17, 2010 and to “Naked Inc.” on February 20, 2013. Naked converted from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada on July 27, 2012. As part of the conversion, all classes of shares of Naked, including Class C, D, E and F common shares, were converted into one class of common shares of the Nevada corporation.

On August 10, 2015, we effected a 1-for-40 reverse split of our issued and outstanding shares of common stock.

Our principal executive offices are located at 95 Madison Avenue, New York, New York, 10016, and our telephone number is (212) 851-8050.

Our Current Business

We are an innovative apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and director to consumer through our Internet retail store www.wearnaked.com. We were founded on one basic desire, to create a new standard for how products worn close to the skin fit, feel and function. Our core brand philosophy for Naked is “the freedom to be you” and we provide products that help people feel confident, attractive and empowered while being as comfortable as wearing nothing at all. We have a strong and growing retail footprint for its innovative and luxurious men’s innerwear products in premium online and department stores in North America including, Nordstrom, Hudson Bay Company, Holt & Renfrew, Amazon.com, barenecessities.com and many others. In 2014, renowned designer and sleepwear pioneer, Carole Hochman, joined Naked as Chief Executive Officer, Chief Creative Officer and Chairwoman with the goal of growing Naked into a global lifestyle brand. We are now headquartered in New York City, have expanded our men’s collections and have developed women’s intimate apparel, sleepwear and loungewear collections – the kind of products for which Carole Hochman has been admired for years. Our Fall 2015 women’s sleep and lounge wear collection is now available online at wearnaked.com and will begin to be available at retail locations and other online retailers during the third quarter of calendar 2015. We expect to launch our women’s intimate apparel products online and at retail during the first quarter of 2016. In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories that exemplify the mission of the brand, such as activewear, swimwear, sportswear, hosiery, bedding and bath products, and more.

On June 15, 2015, we announced a collaboration and endorsement agreement with NBA Champion Dwyane Wade (“Wade”) through his Wade Enterprises, LLC whereby Wade agreed to act as a spokesperson for our brand and spearhead a brand ambassador marketing campaign that is expected to launch early in the fourth quarter of calendar 2015. Wade also joined our corporate Advisory Board. Further, he now serves as Creative Director for the development of a Wade X Naked signature collection of men’s innerwear that we expect to present at market to retailers in late 2015 and launch commercially in 2016. This collection will encompass underwear, undershirts, loungewear, sleepwear and robes for men and boys. We anticipate that our relationship with Wade will:

•	help us build broader brand awareness with consumers and accelerate sales growth;
•	help us attract additional distribution relationships in North America, Asia and Europe where basketball is a particularly popular sport and Wade is well known to consumers;
•	provide us a brand collaboration extension to create new and differentiated products to attract new consumer customers; and
•	establish brand credibility to help attract future endorsements and consumer influencer relationships

Our products are currently targeted at men and women who are fashion and performance conscious, care about innovation and contemporary design, and desire comfort, quality and fit in their innerwear and apparel. We aim to provide an affordable luxury product for the successful and aspirational customer that enjoys the qualities of a premium garment at a price they feel delivers excellent value. With growing awareness of our brand amongst these consumers and a broadening array of exceptional products, we expect to significantly expand our U.S. and Canadian retail distribution through department stores, boutiques, online retail channels, hotels, spas, and other retailing channels over the next two years and beyond. We plan to build a substantial direct to consumer business primarily through our Internet retailing site wearnaked.com though which we will continue to commercially introduce new products as well as feature certain products, collections and styles exclusively. We are currently exploring international distribution relationships for our Naked and Wade+Naked products and would anticipate starting to sell certain products in Europe, Asia, and Central and South America in by 2017 or sooner.

Recent Corporate Developments

Since the commencement of our second quarter ended July 31, 2015, we have experienced the following significant corporate developments:

1.

We reached a significant product expansion milestone with the launch of our first collections of intimate apparel, sleepwear and loungewear for women. The Women’s Fall 2015 sleep and loungewear collection was first presented to retailers during marketing week in May, at our New York headquarters and was also presented at the CurveNY show at the Javits Center in New York City in August alongside the debut of our intimate apparel collection that we expect to launch to consumers and retail in early 2016.

The Fall 2015 women’s collection consists of three core groups of transitional basics including super soft Essential cotton stretch, eco-friendly, versatile Tencel and Luxury Micromodal. Each group includes an array of hipsters, boyshorts, chemises, robes, camisoles, lounge pants, sleepshirts and pajama sets in a fresh and modern color palette. The collection was made available to consumers and retailers on August 26, 2015.

2.

On June 15, 2015, we announced a collaboration and endorsement agreement with NBA Champion Dwyane Wade (“Wade”) through his Wade Enterprises, LLC whereby Wade agreed to act as a spokesperson for our brand and spearhead a brand ambassador marketing campaign for our men’s products that is expected to launch in the third quarter of calendar 2015. Wade also joined our corporate Advisory Board. Further, he now serves as Creative Director for the development of a Wade+Naked signature collection of men’s innerwear that we expect to market to retailers in the fourth quarter of calendar 2015 and launch commercially in the second quarter of 2016.

3.

On August 5, 2015, closed our offer to amend and exercise outstanding warrants with aggregate gross proceeds of approximately $2.34million, which included $821,000 received during the current quarter ended July 31, 2015 and $1,521,777 received in August, 2015. In connection with the offering, warrant holders elected to exercise a total of 585,705 of their $6 warrants at a reduced exercise price of $4 per share, providing a total of $2,342,777 in gross proceeds to the Company, including the exercise of 205,248 warrants in aggregate for a total of $821,000 by Carole Hochman, David Hochman, Vice Chairman of Naked, and Nico Pronk, CEO of Noble Financial Capital Markets, on the same terms as a warrant offering on July 7, 2015.

4.	August 10, 2015, we effected a 1-for-40 reverse split of our issued and outstanding shares of common stock.

5.

On August 24, 2015, we announced the appointment of apparel industry leader Jesse Cole as a director of our company. Mr. Cole is a financier and CEO of women's contemporary brand, Haute Hippie. Haute Hippie offers an eclectic collection of rock 'n' roll and bohemian fashion sold globally with over 350 points of distribution in the US.

Outlook

We are actively focused on growing wholesale distribution and direct online sales for our men’s and women’s innerwear collections. Our men’s collections currently encompass underwear and undershirts primarily. We plan to introduce new men’s sleep and loungewear products through retail partners and direct online starting in September 2015. Our women’s collections currently encompass primarily lounge and sleepwear products, and will grow to include a broad range of intimate apparel products including bras and panties in early 2016. We currently anticipate quarter over quarter sales growth for these products as we increase our distribution channels and partners and expand our direct sales online through new marketing and brand awareness initiatives. We expect our women’s innerwear, loungewear and sleepwear products will be an increasingly important component of our continued sales growth. In the future, we plan to extend the Naked brand to other apparel product categories including swimwear and activewear.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2015

Revenues

During the six months ended July 31, 2015, our net sales increased by $355,609, or 118% over the comparative six month period ended July 31, 2014. Net sales increased significantly as a result of the launch of our redesigned and expanded Fall 2015 men’s collection in late February. This enhanced product offering has continued to help us gain new specialty store accounts, and increased department store sales.  We also saw increased volume in our direct to consumer online sales through our direct Internet retail site www.wearnaked.com.

We expect to continue to see positive growth in our revenues in fiscal 2016 as a result of marketing and promotional activities and the launch of our first women’s sleep and loungewear collections in our third fiscal quarter.

Gross Margins

During the three months ended July 31, 2015 we realized a gross margin of 38%, compared to (180)% in the quarter ended July 31, 2014. Our positive margins in the current quarter are a result of production efficiencies and increased direct to consumer sales outlined above, which generate higher margins. The negative gross margin in the comparative period was due to a large write down of old inventory as a result of a new core management team and manufacturing partnership introduced during that period, which triggered a transition to production changes.

Operating Expenses

	Three months ended July 31,		Change
General and administrative	2015	2014	$	%
Bad debts (recovery)	$17,678	$1,731	15,947	921.3
Bank charges and interest	4,286	8,071	(3,785)	(46.9)
Consulting	154,682	24,506	130,176	531.2
Depreciation	3,210	6,855	(3,645)	(53.2)
Directors fees	405,075	9,900	395,175	3991.7
Insurance	62,982	16,146	46,836	290.1
Investor relations	19,430	58,768	(39,338)	(66.9)
Marketing	265,221	123,557	141,664	114.7
Occupancy and rent	23,264	18,198	5,066	27.8
Office and miscellaneous	63,721	16,219	47,502	292.9
Product development	225,453	35,375	190,078	537.3
Professional fees	201,476	296,600	(95,124)	(32.1)
Salaries and benefits(1)	1,330,802	315,456	1,015,346	321.9
Transfer agent and filing fees	6,583	17,276	(10,693)	(61.9)
Travel	55,885	52,993	2,892	5.5
Warehouse management	142,910	23,718	119,192	502.5
Total	$2,982,658	$1,025,369	1,957,289	190.9

(1)

There was an increase of $1,068,658 relating to non-cash stock option compensation charges included in salaries and benefits for the three months ended July 31, 2015, to $1,121,546 as compared to $52,888 for the three months ended July 31, 2014.

There was an overall increase in general and administrative expenses for the three months ended July 31, 2015, from the three months ended July 31, 2014. This increase is mostly attributable to an increase in non-cash stock based compensation charges accruing as a result of stock options issued to our new core management group as part of certain incentive based compensation packages. Total share based compensation charges in the current period were $1,394,426, as compared to $52,888 for the three months ended July 31, 2014. These charges are included in director’s fees, consulting fees and salaries and benefits, within general and administrative expenses. These large non-cash share based compensation charges will continue to accrue over the vesting terms of three to four years, of the related options.

The increase in general and administrative expenses was also primarily attributable to increases in marketing, product development, warehouse management and salaries and benefits, as further explained below.

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

Product development costs have increased significantly in the current period in connection with the engagement of a team of designers and consultants who have been working with employees of the company, and other involved partners, the fabrication and design of an entire complimentary women’s line of intimate apparel. The first of these women’s collections, the Fall 2015 sleep and loungewear collection, was launched subsequent to the end of the current fiscal quarter, as described above under Recent Corporate Developments.

Warehouse management increased significantly in the current period in connection with the large increase in inventory in connection with our new and expanded collections and as a result of the increase in direct to consumer online sales, which result in higher handling and shipping costs.

Salaries and benefits increased by $157,792 from the comparative period, over and above the effects of an increase in non-cash share based compensation expense described above, due to increased staffing levels related to a new core management team and related employment contracts.

The overall increase in general and administrative expenses was partially offset by a decrease in professional and investor relations fees. These decreases are attributable to the higher than average fees in the comparative period as a result of the Offering, which closed in June and July 2014 and related shareholder correspondence relating to an increase in authorized share capital effected in August, 2014.

Other income and expenses

We incurred interest expenses of $246,651 and financing and accretion charges of $45,041 for the three months ended July 31, 2015 as compared to $76,929 in interest expense and $2,181,894 in financing and accretion charges for the same period in 2014. This overall decrease in financing related charges is attributable to a significant number of short term debt arrangements in place in the comparative period that had been arranged to bridge operations under the long term financing entered into in June and July 2014. In addition, debt conversion expense of $309,011 and net losses on extinguishment of debt of $128,920 in the comparative period are also in connection with these bridge financings in place during that period. Long-term debt is currently accruing interest at 6% per annum, payable semi-annually.

During the fiscal year ended January 31, 2015, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and we did not, at the date we issued these securities, have a sufficient number of authorized and unissued shares of common stock available to satisfy the conversion and exercise of all of these securities. As a result, we were required to account for these securities as derivative liabilities. In connection with the issuance of these securities, we recorded a derivative expense of $12,028,383 in the second fiscal quarter of 2014 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded a mark to market derivative expense of $12,978,200 in the second fiscal quarter of 2014 as a result of the application of related accounting rules, which require these derivative financial instruments to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These were non-cash income and expense items in those periods. During the first quarter of the current fiscal period, we have relieved the conditions that previously required these securities to be recorded as derivative liabilities and, as such, we have not incurred such charges in the current period.

Net loss and comprehensive loss

Our net loss for the three months ended July 31, 2015 was $(3,139,632), or $(2.71) per share, as compared to a net loss of $(29,033,373), or $(32.34) per share, for the three months ended July 31, 2014. The most significant factor for the decrease in net loss in the current period is a decrease in other income and expenses, as described in detail above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2015

Revenues

During the six months ended July 31, 2015, our net sales increased by $355,609, or 118% over the comparative six month period ended July 31, 2014. Net sales increased significantly as a result of the launch of our redesigned and expanded Fall 2015 men’s collection in late February. This enhanced product offerings has continued to help us gain new specialty store accounts, and increased department store sales. We also saw increased volume in our direct to consumer online sales through our direct Internet retail site www.wearnaked.com.

We expect to continue to see positive growth in our revenues, year over year as a result of marketing and promotional activities and the launch of our first women’s sleep and loungewear collections in our third fiscal quarter.

Gross Margins

During the six months ended July 31, 2015, we realized a gross margin of 33%, compared to (88)% in the six months ended July 31, 2014. Our positive margins in the current period are a result of production efficiencies and increased direct to consumer sales outlined above, which generate higher margins. The negative gross margin in the comparative period was due to a large write down of old inventory as a result of a new core management team and manufacturing partnership introduced during that period, which triggered a transition to production changes.

Operating Expenses

	Six months ended July 31,		Change
General and administrative	2015	2014	$	%
Bad debts (recovery)	$20,246	$1,009	19,237	1906.5
Bank charges and interest	8,278	9,565	(1,287)	(13.5)
Consulting	174,592	29,538	145,054	491.1
Depreciation	10,582	13,152	(2,570)	(19.5)
Directors fees	502,271	24,900	477,371	1917.2
Insurance	84,763	26,652	58,111	218.0
Investor relations	38,379	74,973	(36,594)	(48.8)
Marketing	433,369	143,563	289,806	201.9
Occupancy and rent	36,842	27,411	9,431	34.4
Office and miscellaneous	126,258	32,803	93,455	284.9
Product development	364,466	41,083	323,383	787.1
Professional fees	319,483	392,186	(72,703)	(18.5)
Salaries and benefits(1)	2,872,708	479,149	2,393,559	499.5
Transfer agent and filing fees	12,694	21,231	(8,537)	(40.2)
Travel	101,346	70,969	30,377	42.8
Warehouse management	192,314	62,830	129,484	206.1
Total	$5,298,591	$1,451,014	3,847,577	265.2

(2)

There was an increase of $2,107,576 relating to non-cash stock option compensation charges included in salaries and benefits for the six months ended July 31, 2015, to $2,226,039 as compared to $118,463 for the six months ended July 31, 2014.

There was an overall increase in general and administrative expenses for the six months ended July 31, 2015, from the six months ended July 31, 2014. This increase is mostly attributable to an increase in non-cash stock based compensation charges accruing as a result of stock options issued to our new core management group as part of certain incentive based compensation packages. Total share based compensation charges in the current period were $2,612,409, as compared to $120,711 for the six months ended July 31, 2014. These charges are included in director’s fees, consulting fees and salaries and benefits, within general and administrative expenses. These large non-cash share based compensation charges will continue to accrue over the vesting terms of three to four years, of the related options.

The increase in general and administrative expenses was also primarily attributable to increases in marketing, product development, warehouse management and salaries and benefits, as further explained below.

Our marketing expenses increased in the current period as a result of new contracts with a marketing, sales and design consultant engaged to provide general branding, marketing, creative and strategic direction, as well as a contract with a public relations consultant engaged in media relations, media database building, and coordination and execution of promotional efforts, including social media.

Product development costs have increased significantly in the current period in connection with the engagement of a team of designers and consultants who have been working with employees of the company, and other involved partners, the fabrication and design of an entire complimentary women’s line of intimate apparel. The first of these women’s collections, the Fall 2015 sleep and loungewear collection, was launched subsequent to the end of the current fiscal quarter, as described above under Recent Corporate Developments.

Warehouse management increased significantly in the current period in connection with the large increase in inventory in connection with our new and expanded collections and as a result of the increase in direct to consumer online sales, which result in higher handling and shipping costs.

Salaries and benefits increased by $285,983 from the comparative period, over and above the effects of an increase in non-cash share based compensation expense described above, due to increased staffing levels related to a new core management team and related employment contracts.

Other income and expenses

We incurred interest expenses of $361,356 and financing and accretion charges of $205,272 for the six months ended July 31, 2015 as compared to $101,358 in interest expense and $2,282,985 in financing and accretion charges for the same period in 2014. This decrease is attributable to a significant number of short term debt arrangements in place in the comparative period that had been arranged to bridge operations under the long term financing entered into in June and July 2014, in connection with the Offering. Debt conversion expense of $309,011 and net losses on extinguishment of debt of $826,320 in the comparative period are also in connection with these bridge financings in place during that period, and in connection with the modification of existing long term debt arrangements in that period. Long-term debt is currently accruing interest at 6% per annum, payable semi-annually.

During the fiscal year ended January 31, 2015, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and we did not, at the date we issued these securities, have a sufficient number of authorized and unissued shares of common stock available to satisfy the conversion and exercise of all of these securities. As a result, we were required to account for these securities as derivative liabilities. In connection with the issuance of these securities in connection with the Offering, we recorded a derivative expense of $12,028,383 in the second fiscal quarter of 2014 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded a mark to market derivative expense of $13,005,182 in the second fiscal quarter of 2014 as a result of the application of related accounting rules, which require these derivative financial instruments to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These were non-cash income and expense items in those periods. During the three month period ended July 31, 2015, we have relieved the conditions that previously required these securities to be recorded as derivative liabilities and, as such, we have not incurred such charges in the current period.

Net loss and comprehensive loss

Our net loss for the six months ended July 31, 2015 was $(4,949,668), or $(4.49) per share, as compared to a net loss of $(30,267,233), or $(34.55) per share, for the six months ended July 31, 2014. The most significant factor for the decrease in net loss in the current period is a decrease in other income and expenses, as described in detail above.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital (Consolidated)	July 31, 2015	January 31, 2015
	(unaudited)
Current Assets	$1,660,664	$2,609,257
Current Liabilities	$1,104,627	$365,987
Working Capital	$556,037	$2,243,270

Our decrease in working capital during the period is primarily attributable to cash losses from operations. We also had an increase in current liabilities in connection with a factoring arrangement entered into during the period to fund the acquisition of new inventory.

At July 31, 2015, we required further financing to implement our proposed business plan. Management intends to raise funds from equity and debt financings to fund these objectives. Subsequent to July 31, 2015, we received proceeds of $1,521,777 in connection with our Company’s offer to amend and exercise outstanding warrants. In connection with the offering, warrant holders elected to exercise a total of 380,457 of their $6 warrants at a reduced exercise price of $4 per share.

Cash Flows

	Six months ended July 31,
	2015	2014
Cash Flows Used In Operating Activities	$(3,069,396)	$(1,251,254)
Cash Flows Used In Investing Activities	(22,911)	(19,581)
Cash Flows Provided By Financing Activities	1,222,466	5,592,757
Net change in Cash During Period	$(1,869,841)	$4,321,922

Operating Activities

The increase in cash used in operations during the period was largely the result of an increase in operating net loss for the period, and cash outlays related to the acquisition of a significant amount of new inventory in connection with the introduction of a redesigned and expanded Fall 2015 men’s collection and our new Fall 2015 women’s collection.

Investing Activities

Investing activities in the current period included cash outlays for a European patent and trademark acquisitions.

Financing Activities

Proceeds from financing activities during the six months ended July 31, 2015 included net advances of $401,466 made pursuant to a factoring arrangement and gross proceeds of $821,000 received in connection with the amendment and exercise of outstanding warrants.

Proceeds from financing activities during the six months ended July 31, 2014 mostly included funds received in our offering of units consisting of a 6% convertible debenture and a warrant to purchase common stock, which closing occurred in June and July 2014.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of September 14, 2015, there were 1,755,005 shares of our common stock issued and outstanding. In addition, at September 14, 2015, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 6,093,568 shares.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. We estimate an allowance for doubtful accounts based on historical losses, the existing economic conditions and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Significant management judgment is involved in making the determination with respect to uncollectible amounts.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method, which under the circumstances, management believes will provide for the most practical basis for the measurement of periodic income. Management periodically reviews inventory for slow moving or obsolete items to consider sell-through prospects based on our marketing strategies and sales forecasts to determine if an allowance is necessary. If market value is below cost then an allowance is created to adjust our inventory carrying amount to reflect this.

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

If we assess that there is a likelihood of impairment, then we will perform a quantitative analysis comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the company would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value.

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

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We plan to adopt this standard beginning February 1, 2016. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows

Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 , as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC") on July 31,2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

The information below is included herewith for the purpose of providing the disclosure required by Item 3.02 of Form 8-K with respect to the event described below which occurred within four business days of the date on which the Quarterly Report on Form 10-Q is being filed with the SEC.

On September 9, 2015, we granted warrants to purchase 62,500 shares of our common stock at an exercise price of $5.11 per share to a consultant as compensation for services under a consulting agreement entered into with the recipient of the warrant.   The warrants will vest over a term of three years.

We issued the warrants in reliance on exemptions from registration under the Securities Act of 1933, as amended, as set forth in Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2015)

10.2	Collaboration & Endorsement Agreement with Wade Enterprises LLC, effective June 15, 2015 (incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-198643) filed with the SEC on July 31, 2015) (1)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Carole Hochman

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Michael Flanagan

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Carole Hochman

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Michael Flanagan

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

(1) Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment filed with the SEC. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKED BRAND GROUP INC.

By:	/s/ Michael Flanagan
Michael Flanagan
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: September 14, 2015