Form 10-Q
period 2015-10-31
NAKED BRAND GROUP INC.
filed 2015-12-11
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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
Yes [  ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,755,005 common shares issued and outstanding as of December 9, 2015.

ii

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements.

Our interim condensed consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

These condensed consolidated interim financial statements have been prepared by our management and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of the interim periods presented. The results for these interim periods are not necessarily indicative of the results for the entire year. These interim condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended January 31, 2015.

iii

Naked Brand Group Inc.
Interim Condensed Consolidated Financial Statements
For the Quarterly Periods Ended October 31, 2015 and October 31,
2014

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	October 31,	January 31,
	2015	2015
	(unaudited)
ASSETS
Current assets
Cash	$318,237	$1,943,235
Accounts receivable, net	165,046	99,145
Inventory, net	1,341,387	183,226
Deferred costs	50,000	-
Prepaid expenses and deposits	30,948	383,651
Total current assets	1,905,618	2,609,257
Equipment, net	16,429	21,141
Intangible assets, net	71,935	44,156
Deferred costs	22,066	43,422

TOTAL ASSETS	$2,016,048	$2,717,976

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$845,006	$299,887
Interest payable	176,194	62,650
Factored line of credit	580,407	-
Promissory notes payable	3,450	3,450
Total current liabilities	1,605,057	365,987
Deferred compensation	203,702	170,369
Convertible promissory notes	651,363	605,850
Derivative financial instruments	-	3,799,950

TOTAL LIABILITIES	2,460,122	4,942,156

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock
Authorized 11,250,000 common shares, par value $0.001 per share Issued and outstanding 1,755,005 common shares (January 31, 2015: 1,010,391)	1,755	1,011
Common stock to be issued	15,000	15,000
Accumulated paid-in capital	35,346,186	25,083,735
Accumulated deficit	(35,800,770)	(27,317,681)
Accumulated other comprehensive income (loss)	(6,245)	(6,245)
Total stockholders' equity (capital deficit)	(444,074)	(2,224,180)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)	$2,016,048	$2,717,976

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended Oct 31,		Nine months ended Oct 31,
	2015	2014	2015	2014

Net sales	$317,748	$145,790	$938,157	$430,590

Cost of sales	249,274	132,447	664,081	668,253

Gross profit (loss)	68,474	13,343	274,076	(237,663)

Operating Expenses
General and administrative expenses	3,371,705	2,928,788	8,670,296	4,379,802
Foreign exchange	1,778	6,790	729	18,764

Total operating expenses	3,373,483	2,935,578	8,671,025	4,398,566

Operating loss	(3,305,009)	(2,922,235)	(8,396,949)	(4,636,229)

Other income (expense)
Interest expense	(133,432)	(116,760)	(494,788)	(218,118)
Accretion of debt discounts and finance charges	(94,980)	19,863	(300,252)	(2,263,122)
Derivative expense	-	-	-	(12,028,383)
Gain (loss) on extinguishment of debt	-	15,555	-	(810,765)
Debt conversion expense	-	-	-	(309,011)
Fair value mark-to-market adjustments	-	10,231,200	708,900	(2,773,982)

Total other income (expense)	(228,412)	10,149,858	(86,140)	(18,403,381)

Net income (loss) for the period	$(3,533,421)	$7,227,623	$(8,483,089)	$(23,039,610)

Net income (loss) per share
Basic	$(2.08)	$7.94	$(6.51)	$(25.94)
Diluted	$(2.08)	$(0.59)	$(6.51)	$(25.94)

Weighted average shares outstanding
Basic	1,695,437	910,089	1,302,714	888,265
Diluted	1,695,437	4,901,600	1,302,714	888,265

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
(Unaudited)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Income (Loss)	(Capital Deficit)
Balance, February 1, 2015	1,010,391	$1,011	$25,083,735	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant to the conversion of debt	79,025	79	236,985	-	-	-	237,064
Shares issued in settlement of debt	2,500	2	11,998	-	-	-	12,000
Shares issued as payment for interest owing under convertible debt arrangements	55,377	55	280,176	-	-	-	280,231
Shares issued pursuant to the exercise of amended warrants	585,705	586	2,342,410	-	-	-	2,342,996
Less; commissions paid			(91,422)				(91,422)
Rounding shares issued in connection with reverse stock split	22,007	22	(22)				-
Derivative liability reclassifications	-	-	3,091,050	-	-	-	3,091,050
Stock based compensation	-	-	4,391,276	-	-	-	4,391,276
Net loss for the period	-	-	-	-	(8,483,089)	-	(8,483,089)
Balance, October 31, 2015	1,755,005	$1,755	$35,346,186	$15,000	$(35,800,770)	$(6,245)	$(444,074)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the nine months ended October 31,	2015	2014

Cash flows from operating activities
Net loss for the period	$(8,483,089)	$(23,039,610)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for (recovery of) doubtful accounts	20,226	(3,612)
Provision for obsolete inventory	-	290,000
Depreciation and amortization	13,526	19,181
Other non cash items (Schedule 1)	3,982,628	19,854,719
Unrealized foreign exchange	-	2,760
Finance fees paid in connection with debt extinguishment	-	(38,008)
Finance fees paid in connection with long term debt offering	-	525,113
Changes in operating assets and liabilities:
Accounts receivable	(86,127)	(43,121)
Prepaid expenses and deposits	352,703	(9,325)
Inventory	(1,158,161)	53,065
Deferred costs	(50,000)	50,000
Accounts payable	556,874	(256,854)
Interest payable	397,702	172,438
Deferred compensation	33,333	103,703
Net cash used in operating activities	(4,420,385)	(2,319,551)

Cash flows from investing activities
Acquisition of intangible assets	(32,155)	(22,535)
Purchase of equipment	(4,439)	(19,888)
Net cash used in investing activities	(36,594)	(42,423)

Cash flows from financing activities
Proceeds from share issuances	2,342,996	-
Share issuance offering costs	(91,422)	-
Proceeds from share subscriptions received	-	-
Proceeds from the issuance of promissory notes	-	927,168
Repayments of promissory notes	-	(413,385)
Proceeds from convertible promissory notes	-	6,094,100
Repayments of convertible promissory notes	-	(364,640)
Debt offering costs	-	(616,237)
Repayments on factoring arrangements	(429,593)	-
Advances under factoring arrangements	1,010,000	-
Net cash provided by financing activities	2,831,981	5,627,006

Net increase (decrease) in cash	(1,624,998)	3,265,032
Cash at beginning of the period	1,943,235	67,478
Cash at end of the period	$318,237	$3,332,510

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the nine months ended October 31,	2015	2014

Cash paid during the period for:
Interest	$70,923	$30,127
Taxes	-	-
Non-cash financing activities:
Extinguishment of accounts payable with equity	$12,000	$11,158
Repayment of promissory note through the issuance of new promissory note	-	205,083
Settlement of notes through the issuance of shares	-	299,444
Reclassification of derivative liability to additional paid in capital	3,091,050	-
Conversion of convertible debt to shares	233,382	-
Interest paid in shares	283,913	-

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares to be issued in exchange for services	$-	$39,900
Loss on extinguishment of debt	-	810,765
Stock based compensation	4,391,276	2,094,586
Derivative expense	-	12,028,383
Change in fair value of derivative financial instruments	(708,900)	2,773,982
Debt issuance costs paid in warrants	-	1,552,700
Debt conversion expense	-	309,011
Amortization of deferred financing fees	21,356	142,043
Interest capitalized to convertible debt	-	10,372
Shares issued as penalty under debt agreements	-	1,250
Accretion of debt discount	278,896	91,727

	$3,982,628	$19,854,719

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Business

Naked Brand Group Inc. (the “Company”) is a manufacturer and seller of direct and wholesale men’s and women’s undergarments and intimate apparels in the United States and Canada to consumers and retailers through its wholly owned subsidiary, Naked Inc. (“Naked”). In the future, the Company plans to expand into other apparel and product categories.

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

As of October 31, 2015, the Company had not yet achieved profitable operations and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the nine months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, interest payable, notes payable, factored line of credit and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of promissory notes payable outstanding at October 31, 2015 and January 31, 2015, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

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

	October 31, 2015	January 31 2015
Risk-free interest rate	0.66%	0.61%
Expected life (years)	1.59	2.34
Expected volatility(1)	133.05%	147.42%
Stock price	$3.18	$4.80
Dividend yields	0.00%	0.00%
(1)
As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities

The Company determined that the fair value of the convertible promissory notes at October 31, 2015 was $14,110,100 (January 31, 2015: $15,476,300) based on a market interest rate of 18%.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of October 31, 2015 and January 31, 2015, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended		Nine months ended
		October 31,		October 31,
	2015	2014	2015	2014

United States	$267,448	$78,840	722,039	$270,003
Canada	50,300	66,950	216,118	160,587

	$317,748	$145,790	938,157	$430,590

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

At October 31, 2015 and January 31, 2015, the net book value of long-lived assets all located within North America were as follows:

	October 31, 2015		January 31, 2015
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$9,793	$41,990	$12,688	$14,211
Canada	6,636	29,945	8,453	29,945

	$16,429	$71,935	$21,141	$44,156

Loss per share

Net loss per share was determined as follows:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Numerator
Net income (loss)	$(3,533,421)	7,227,623	$(8,483,089)	$(23,039,610)
Less: Adjustment to income	-	(10,103,774)	-	-
	$(3,533,421)	$(2,876,151)	$(8,483,089)	$(23,039,610)
Denominator
Weighted average common shares outstanding	1,695,437	910,089	1,302,714	888,265
Effect of dilutive securities
Warrants	-	1,494,900	-	-
Convertible debt	-	2,496,611	-	-
Diluted weighted average common shares outstanding	1,695,437	4,901,600	1,302,714	888,265
Basic net income (loss) per share	$(2.08)	$7.94	$(6.51)	$(25.94)
Diluted net income (loss) per share	$(2.08)	$(0.59)	$(6.51)	$(25.94)
Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	3,712,167	1,951,874	3,712,167	3,446,774
Convertible debt	2,372,150	-	2,372,150	2,496,611
	6,084,317	1,951,874	6,084,317	5,943,385

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

4.	Inventory

Inventory of the Company consisted of the following:

	October 31,	January 31,
	2015	2015

Finished goods	$1,423,185	$362,226
Raw materials	9,202	-
	1,432,387	362,226
Less: allowance for obsolete inventory	(91,000)	(179,000)

Total inventory	$1,341,387	$183,226

Balances at October 31, 2015 and January 31, 2015 are recorded at historical cost, less amounts for potential declines in value. At October 31, 2015, management has recorded an allowance for obsolescence of $91,000 (2015: $179,000) to reduce inventory to its estimated net realizable value.

5.	Equipment

Equipment of the Company consisted of the following at October 31, 2015 and January 31, 2015:

	October 31,	January 31,
	2015	2015

Furniture & equipment	$10,250	$11,630
Computer equipment	25,400	20,963

	35,650	32,593
Less: Accumulated depreciation	(19,221)	(11,452)

	$16,429	$21,141

Depreciation expense for the three and nine month periods ended October 31, 2015 was $2,943 and $9,151, respectively (2014: $2,155 and $4,179, respectively).

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

6.	Intangible Assets

Intangible assets of the Company consisted of the following at October 31, 2015 and January 31, 2015:

	October 31,	January 31,	Useful life
	2015	2015	(Years)

Trade Names/Trademarks	$71,935	$39,781	Indefinite
Website	49,512	49,512	2

	121,447	89,293
Less: accumulated amortization	(49,512)	(45,137)

	$71,935	$44,156

Amortization expense for the three and nine month periods ended October 31, 2015 was $Nil and $4,375, respectively (2014: $3,874 and $15,002, respectively).

7.	Related Party Transactions and Balances

Related Party Balances

At October 31, 2015, included in accounts payable and accrued liabilities is $24,186 (January 31, 2015: $17,060) owing to a director and officer of the Company for reimbursable expenses, an officer of the Company for an accrued management bonus and a former director and officer of the Company for an accrued management bonus. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At October 31, 2015, an amount of $953,779 (January 31, 2015: $978,779) in principal amounts of convertible notes payable and $22,420 in accrued interest payable (January 31, 2015: $8,247), was owing to directors and officers of the Company. Included in convertible notes payable at October 31, 2015 is an amount of $7,063 (January 31, 2015: $791) in respect of these amounts owing, after applicable unamortized debt discounts.

Related party transactions

During the three and nine months ended October 31, 2015, included in general and administrative expenses is $1,612,952 and $4,017,737, respectively (2014: $1,872,467 and $1,975,515, respectively) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $71,646 and $230,728, respectively (2014: $43,500 and $89,000, respectively) in respect of marketing fees paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Pursuant to a board agreement dated September 24, 2013, the Company agreed to issue 1,875 shares of common stock every three months over the term of the one year contract in connection with the appointment of a director of the Company, for an aggregate of 7,500 common shares over the term. During the three and nine months ended October 31, 2015, the Company recorded directors fees of $Nil (2014: $43,500 and $157,300, respectively) in respect of common shares earned under this agreement. The fair values per share were determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and Director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 1,428,750 shares of common stock of the Company, equal to 20% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis, (the “CEO Options”), with each option exercisable at $5.12 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company issued 2,500 common shares to a consultant of the Company. The fair value of $4.80 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. At October 31, 2015, an amount of $203,702 (January 31, 2015: $170,369) is included in deferred compensation, relating to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement. On June 10, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary has not yet been paid as of October 31, 2015. The Company accrued base salary compensation payable of $166,665 during the nine months ended October 31, 2015, and the CEO has agreed to allow the Company to defer payment of such amounts until such time as the Company closes a currently contemplated underwritten public offering of its common stock. Such deferred and unpaid base salary will accrue interest at a rate of 3% per annum. Upon closing of the currently contemplated underwritten public offering, the Company has agreed to issue the CEO shares of its common stock with a fair market value equal to, and in lieu of, the cash amount owing for all deferred and unpaid base salary, plus interest up to the date of settlement. Following the date of settlement, the CEO will receive her base salary compensation in cash pursuant to the original terms of her employment agreement.

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

Under the terms of the Factoring Agreement, the Company may sell and assign eligible accounts receivable to the Factor in exchange for advances made to the Company. The Factor purchases eligible accounts receivable net of a factoring commission of 0.9% of such receivable. The Company bears the risk of credit loss on the receivable, except where the Factor has provided credit approval in writing on such receivable. These receivables are accounted for as a secured borrowing arrangement and not a sale of financial assets. Factor expenses charged to operations during the three and nine months ended October 31, 2015 were $14,147 and $24,500 respectively (2014: $Nil and $Nil, respectively).

The facility bears interest on the daily net balance of any moneys owed at a rate of the greater of (i) 5.5% per annum; and (ii) 2% above the Prime Rate as quoted in the Wall Street Journal (the “Prime Rate”). At October 31, 2015, the Prime Rate was 3.25%, thus the facility was bearing interest at 5.5% . To the extent that net advances owing exceed the borrowing base described above, additional interest of 1% per annum shall be charged based upon the daily balance of any such over advance.

At October 31, 2015, an amount of $580,407 (January 31, 2015: $Nil) was owing under the terms of the Factoring Agreement, for advances made to the Company, net of repayments of such advances through the collection of factored receivables.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

9.	Promissory Notes Payable

(i)

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the nine months ended October 31, 2014. At October 31, 2015, an amount of $3,450 (CDN$3,750) (January 31, 2015: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

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

Repayment of the SPA Notes was collateralized against all the tangible and intangible assets of the Company. The principal amount of $1,083,797 were to mature on April 7, 2015 (the “Maturity Date”) and was bearing interest at the rate of 6% per annum, payable on the Maturity Date. On June 10, 2014, these notes, along with accrued interest of $10,362 were exchanged for securities in a subsequent offering (Note 10(i)), at an exchange rate equal to 90% of the price paid by investors in that offering. During the nine months ended October 31, 2014, the Company recorded debt conversion expense of $121,573, related to this purchase price discount upon these Notes being converted for units in the subsequent offering.

The Company incurred $89,849 in issuance costs in respect of the SPA Notes.

During the three and nine months ended October 31, 2015, the Company recorded $Nil and $Nil, respectively (2014: $Nil and $10,372, respectively) in respect of interest on this note and $Nil and $Nil, respectively (2014: $Nil and $89,849, respectively) in respect of the accretion of deferred financing fees.

(iii)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matured on February 1, 2014 and was bearing interest at a rate of 10% per annum payable at maturity.

During the nine months ended October 31, 2014, the Company issued 19,922 common shares of the Company in full and final settlement of this note, along with accrued interest of $4,685. This resulted in a loss on extinguishment of debt of $119,528 being recorded on the consolidated statement of operations during the nine months ended October 31, 2014. The fair value of $10 per share was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

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

10.	Convertible Promissory Notes Payable

	October 31, 2015	January 31, 2015

Senior Secured Convertible Debentures, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to First and Second Kalamalka Amendment Agreement, due June 10, 2017 (i).	$6,936,450	$7,169,832

First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due June 10, 2017 (ii)	600,000	600,000
Less: debt discounts	(6,885,087)	(7,163,982)
	$651,363	$605,850

(i)	Senior Secured Convertible Debentures

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

The aggregate principal amount matures on June 10, 2017 and bears interest at the rate of 6% per annum, payable quarterly, in cash or in shares of common stock, at the option of the Company provided certain equity conditions of the Debentures have been met, valued at the then conversion price of the Debentures. At October 31, 2015, such equity conditions had not been met and, consequently, payment of interest owing in shares of common stock is not permitted under the terms of the Debentures, unless such condition is formally waived by each holder. During the nine months ended October 31, 2015 and in connection with the second interest payment dates, the Company received waivers from holders of $5,537,577 in outstanding principal amounts of the Debentures. Such holders received payment of interest in shares of common stock of the Company, resulting in the issuance of 55,377 shares of our common stock as payment for $166,127 in interest due, based on a contractual conversion price of $3 applied to the cash amount of interest owing. The fair value of the shares issued of $280,231 was determined with reference to the quoted market price of the shares on the date they were issued. The difference between the fair value of the shares issued and the cash amount of interest payable was recorded as interest expense on the consolidated statement of operations for the three and nine months ended October 31, 2015.

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

In connection with the Subscription Agreements, the Company also entered into a Registration Rights Agreement with each Purchaser (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the shares that have been or may be issued to the Purchasers upon conversion of the Debentures and upon exercise of the Warrants (the “Registration Statement”). The terms of the Registration Rights Agreement also trigger the requirement to account for the related embedded conversion option and investor warrants that have not been included in an effective registration statement as derivative financial instruments pursuant to the guidance of ASC 815.

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

During the three and nine months ended October 31, 2015, the Company recorded accretion expense of $26,927 and $45,867, respectively (2014: $1,684 and $2,205, respectively) in accretion of this discount.

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

The finance fees were allocated to the Debentures and related derivative financial instruments in the same proportion as the allocation of proceeds to each instrument at the issuance date and, consequently, since the derivative financial instruments were allocated 100% of the proceeds, these finance charges were allocated to the derivative financial instrument at issuance and, as a result of these instruments being carried at fair value, were recorded as an immediate finance expense on the consolidated statement of operations during the nine months ended October 31, 2014.

On September 8, 2014, the Company filed an initial prospectus on Form S-1 with the Securities and Exchange Commission (SEC) to register the sale of up to 1,039,227 shares issuable upon exercise of certain of the warrants issued in connection with the Offering, including 60,000 warrants issued under the Kalamalka Notes (Note 10(ii)) which contained piggyback registration rights, and 979,227 of the Warrants. On October 8, 2014, the SEC declared the registration statement effective.

During the nine months ended October 31, 2015, the Company issued an aggregate of 79,025 shares of common stock pursuant to the conversion of debt, including 77,789 shares pursuant to the conversion of $233,382 in principal and 1,236 shares as payment for $3,682 in interest amounts owing under the Debentures for principal amounts converted. During the nine months ended October 31, 2015 In connection with these conversion, the Company recorded accelerated accretion expense of $232,977 (2014: $Nil).

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

The loss was recorded on the consolidated statement of operations during the nine months ended October 31, 2014, with a corresponding credit to additional paid in capital. In connection with the Amendment Agreements, the Company incurred $36,993 in financing fees. These cost have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the amended Notes. During the three and nine months ended October 31, 2015, the Company recorded financing expense of $7,102 and $21,356, respectively (2014: $7,006 and $16,130, respectively) in respect of the amortization of these charges.

During the nine months ended October 31, 2014, the remaining Note in the aggregate principal amount of $100,000 plus $1,868 in accrued interest therein was settled by the issuance of 25,467 common shares of the Company at a conversion price of $4 per share. During the nine months ended October 31, 2014, the Company recorded debt conversion expense of $187,438, related to the fair value of the additional units issued as a result of converting at the lower conversion price than the contractual conversion rate. The fair value of the shares issued was determined with reference to their quoted market price on the date of issuance.

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

(iv)

During the nine months ended October 31, 2014, the Company repaid various convertible promissory notes in the aggregate principal amount of $133,500 through cash payments of $189,640. The repayment of these promissory resulted in net gains on extinguishment of debt of $30,693, being the cash consideration paid upon redemption less the carrying value of the Note and any related embedded conversion features of $64,900, which were being accounted for as derivative financial instruments.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

11.	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 10(i)), which have no observable market data and were derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy, at October 31, 2015 and January 31, 2015:

	October 31,	January 31,
	2015	2015
Embedded conversion features	$-	$1,769,100
Warrants	-	2,030,850
	$-	$3,799,950

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

During the nine months ended October 31, 2015, the Company obtained a waiver of the registration rights agreement from certain remaining debenture holders, waiving their rights under the registration rights agreement that were triggering liability accounting.

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

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the nine months ended October 31, 2015 and 2014 at their fair value as follows:

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

	Nine months ended October 31,

	2015	2014

Derivative financial instruments, beginning of the period	$3,799,950	$241,618
Fair value of warrants and embedded conversion features at commitment dates	-	20,890,900
Fair value mark to market adjustments	(708,900)	2,773,982
Extinguishment of derivative liability upon extinguishment of host contract	-	(240,000)
Reclassification of derivative liability upon change in triggering events	(3,091,050)	(6,139,000)

Derivative financial instruments, end of the period	$-	$17,527,500

During the three and nine months ended October 31, 2015, the Company recorded other income (expenses) of $Nil and $708,900, respectively (2014: $Nil and $(12,028,383), respectively) related to the change in fair value of the warrants and embedded conversion features, which is presented in the change in fair value of derivative financial instruments in the accompanying consolidated statements of operations.

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

Nine months ended October 31, 2015

i)

In connection with a debt settlement agreement, the Company issued 2,500 common shares to a consultant of the Company. The fair value of $4.80 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. There was no gain or loss in connection with the debt settlement agreement.

ii)

On July 3, 2015, the Company issued an aggregate 205,248 shares of common stock at $4 per share, in connection with warrant amendment agreements (the “Warrant Amendments”) for gross proceeds of $821,000. Under the terms of the Warrant Amendments, the holders of such warrants elected to reduce the exercise price of the warrants from $6 to $4, subject to a shortened exercise period and subject to certain resale restrictions on the shares issuable upon exercise of such warrants. Of the total, an aggregate of 140,249 of the shares issued were issued to a director and officer of the Company and a director of the Company for an aggregate exercise price of $560,996.

The Company determined that the Warrant Amendments must be accounted for using modification accounting pursuant to the guidance under Accounting Standards Codification 718 (“ASC 718”). Under this guidance, a short-term inducement offer shall be accounted for as a modification of the terms of equity based awards, to the extent that the inducement is accepted by the equity holders. Modification accounting requires the incremental fair value of the instrument arising from the modification to be recognized as an expense on the income statement, or a charge directly to equity, depending on the nature of the offer. The Company determined that it was appropriate to record the incremental fair value of the Warrant Amendments as an expense on the income statement and consequently the Company recorded the incremental fair value as a component of general and administrative expenses on the consolidated statement of operations for the three and nine months ended October 31, 2015. The Company determined that the incremental fair value of the instruments arising from the modification was $32,800, based on the difference between the fair value of the warrants immediately prior to the amendment and the fair value of these instruments immediately after the amendment. The fair values were determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate 1.33%, expected life: 3.94 years, expected volatility: 139.54%, dividend yields: 0.00%.

iii)

On August 3, 2015, the Company consummated a tender offer to amend and exercise certain warrants to purchase common stock of the Company. Under the terms of the tender offer, the holders of such warrants elected to reduce the exercise price of the warrants from $6 to $4, subject to a shortened exercise period and subject to certain resale restrictions on the shares issuable upon exercise of such warrants. Pursuant to the tender offer, the holders of an aggregate of 380,457 warrants agreed to amend their warrants and tendered and exercised such warrants for gross proceeds to the Company of $1,521,996.

In connection with the Tender Offer, the Company incurred issuance costs of $91,422.

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

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At October 31, 2015, 607,101 options remain available for issuance under the 2014 Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended October 31, 2015 and January 31, 2015 is presented below:

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2014	75,125	$13.60
Expired	(7,125)	$10.00
Granted	1,726,875	$5.20	$8.40

Outstanding at January 31, 2015	1,794,875	$5.48	$8.40
Expired	(9,375)	$23.33
Forfeited	(3,750)	$4.48
Granted	422,399	$4.48	$4.16

Outstanding at October 31, 2015	2,204,149	$5.22

Exercisable at October 31, 2015	1,113,471	$5.49

Exercisable at January 31, 2015	346,563	$6.80

At October 31, 2015, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the Company as follows:

	Exercise	Expiry	Number
Number	Price	Date	Vested
375	$10.00	December 19, 2015	375
3,750	$14.00	January 6, 2016	3,750
3,750	$22.00	January 6, 2016	3,750
5,000	$30.00	January 6, 2016	5,000
1,375	$10.00	April 1, 2016	1,375
15,000	$10.00	October 9, 2017	15,000
1,250	$10.00	February 1, 2018	1,250
3,750	$10.00	May 1, 2018	3,750
2,000	$10.00	April 1, 2019	2,000
25,000	$10.00	July 30, 2022	25,000
1,699,250	$5.12	June 6, 2024	949,750
25,000	$6.00	June 10, 2024	15,000
37,500	$4.48	February 3, 2025	-
37,500	$4.48	February 25, 2025	-
6,250	$4.80	July 6, 2025	-
337,399	$4.40	August 18, 2025	87,471

2,204,149			1,113,471

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At October 31, 2015, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2015: $Nil and $Nil, respectively).

During the three and nine months ended October 31, 2015, the Company recognized a total fair value of $1,613,117 and $4,065,628, respectively (2014: $1,973,875 and $2,094,586, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of approximately $9,232,000 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to August, 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2015	2014
Expected term of stock option (years) (1)	6.43	2.14
Expected volatility (2)	124.33%	142.13%
Stock price at date of issuance	$4.71	$5.60
Risk-free interest rate	1.81%	0.53%
Dividend yields	0.00%	0.00%

(1)	As the Company has insufficient historical data on which to estimate the expected term of the options, the Company has elected to apply the short-cut method to determine the expected term under the guidance of Staff Accounting Bulletin No. 110 (“SAB 110”). .

(2)	As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

Share Purchase Warrants

At October 31, 2015, the Company had 1,508,018 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
6,250	$4.00	November 14, 2016
6,250	$4.00	November 26, 2016
5,688	$4.00	December 24, 2016
12,451	$10.00	August 10, 2017
3,750	$10.00	August 10, 2018
60,001	$6.00	April 4, 2019
555,968	$6.00	June 10, 2019
155,052	$3.00	June 10, 2019
168,883	$6.00	July 8, 2019
29,343	$3.00	July 8, 2019
24,625	$8.00	October 23, 2019
365,688	$4.80	June 15, 2022
36,569(1)	$4.80	June 15, 2022
15,000	$4.80	July 6, 2022
62,500	$5.11	September 1, 2022

1,508,018

(1)	These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

During the nine months ended October 31, 2015, the Company issued an aggregate of 479,757 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.61 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 153.15%, expected dividend yield 0.00%, risk free interest rate 2.12% . Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $165,849 and $325,648 during the three and nine months ended October 31, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with warrants granted.

Certain of the warrants granted during the nine months ended October 31, 2015 become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement. The fair value of these warrants at issuance was calculated to be $168,530 based on the Black-Scholes option pricing model using the following assumptions: expected term 7 years, expected volatility 153.00%, expected dividend yield 0.00%, risk free interest rate 2.11% .. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at February 1, 2014	94,262	$16.00
Cancelled	(15,000)	$20.00
Issued	1,579,581	$5.60
Expired	(30,262)	$25.60

Outstanding at January 31, 2015	1,628,581	$5.74
Issued	479,757	$4.84
Exercised	(585,709)	$4.00
Expired	(14,611)	$9.82
Outstanding at October 31, 2015	1,508,018	$5.10

13.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

Naked Brand Group Inc.
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

For the three and nine months ended October 31, 2015, the Company had concentrations of sales with a customer equal to 40% and 43%, respectively of the Company’s net sales (2014: 29% and 34%, respectively). As at October 31, 2015 the accounts receivable balance for this customer was $80,770 (January 31, 2015: $2,755).

14.	Commitments

In accordance with a negotiated agreement, the Company paid a non-refundable guaranteed advance on royalties of $50,000, and is required to pay royalty fees based on the greater of a pre-determined percentage not to exceed 10% of net wholesale sales, as defined in such agreements, or a minimum annual amount. The $50,000 will be charged to operations during the fourth quarter ended January 31, 2016, beginning on the first day of the period for which royalties accrue under the terms of the related agreement.

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

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

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

Business

We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumer through our online retail store www.wearnaked.com. We have a growing retail footprint for our men’s innerwear products in premium department and specialty stores and internet retailers in North America including, Nordstrom, Hudson Bay Company, Holt & Renfrew, Amazon.com, barenecessities.com and many others.

The Naked brand was founded on one basic desire, to create a new standard for how products worn close to the skin fit, feel and function. Our core brand philosophy for Naked is “the freedom to be you” and we endeavor to provide products that help people feel confident, attractive and empowered while being as comfortable as wearing nothing at all. In June 2014, renowned designer and sleepwear pioneer, Carole Hochman, joined is as our Chief Executive Officer, Chief Creative Officer and Chairwoman with the goal of growing our company into a global lifestyle brand. Since Ms. Hochman has joined our company, we have relocated our headquarters to New York City, expanded our men’s collections and developed women’s intimate apparel, sleepwear and loungewear collections. Our Fall 2015 women’s sleep and lounge wear collection became available for retail sale online at wearnaked.com in September 2015 and will begin to be available at retail locations and other online retailers in late 2015 and early 2016. We expect to launch our women’s intimate apparel products online and at retail during the first quarter of calendar 2016. In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories that exemplify the mission of our brand, such as athleisure apparel, swimwear, sportswear, hosiery, bedding and bath products, and others.

The U.S. innerwear market, which is the core focus of our current commercial strategy, represented an estimated $23.1 billion in retail sales in the twelve-month period ended March 2015 according to data from NPD Group, Inc. Our expansion into the women’s sleepwear and intimate apparel market is a key part of our growth strategy given that these market segments represent $17.8 billion or over 77% of the overall innerwear market. Daywear products that address consumer demand for versatile “athleisure” apparel – similar to several styles in our Fall 2015 women’s collection – have been the fastest growing segment of the women’s market. Our ability to attract women customers for the Naked brand is also very important to our effort to penetrate the men’s $4.3 billion U.S. innerwear market since a number of consumer research reports show that women purchase as much as 50% of men’s underwear for their husbands, boyfriends or sons.

In June 2015, we announced a collaboration and endorsement agreement with NBA Champion Dwyane Wade (“Wade”) whereby Wade agreed to act as a spokesperson for our brand and spearhead a brand ambassador marketing campaign that we initiated in November 2015. Wade also joined our corporate Advisory Board. Further, he is serving as Creative Director for the development of a Wade X Naked signature collection of men’s innerwear that we expect to present at market to retailers in late calendar 2015 and launch commercially in calendar 2016. This collection will encompass underwear, undershirts, loungewear, sleepwear and robes for men and boys. We anticipate that our relationship with Wade will:

•	assist us with building broader brand awareness with consumers and accelerating sales growth;
•	help us attract additional distribution relationships in North America, Asia and Europe where basketball is a particularly popular sport and Wade is well known to consumers;
•	provide us a collaborative brand extension product platform to create new and differentiated products to attract new retail and wholesale customers; and
•	strengthen our brand credibility to help attract future endorsements and consumer influencer relationships

Our products are currently targeted at men and women who are fashion and performance conscious, care about innovation and contemporary design, and desire comfort, quality and fit in their innerwear and apparel. We aim to provide an affordable luxury product for the successful and aspirational customer that enjoys the qualities of a premium garment at a price they feel delivers value. With growing awareness of our brand among these consumers and a broadening array of products, we expect to expand our U.S. and Canadian retail distribution through department stores, boutiques, online retail channels, hotels, spas, and other retailing channels over the next two years and beyond. We plan to also grow our direct to consumer business primarily through our online retail store wearnaked.com, through which we will continue to commercially introduce new products as well as feature certain products, collections and styles exclusively. We are currently exploring international distribution relationships for our Naked and Wade X Naked products and we anticipate that we will commence selling a limited number of products in Europe, Asia, and Central and South America in by 2017 or earlier.

Recent Corporate Developments

Since the commencement of our third quarter ended October 31, 2015, we have experienced the following significant corporate developments:

1.

On August 5, 2015, we closed our offer to amend and exercise outstanding warrants with aggregate gross proceeds of approximately $2.34 million, which included $821,000 received during the quarter ended July 31, 2015. The Company paid commissions and expenses totaling $91,422 in connection with the offer.

2.	On August 10, 2015, we effected a 1-for-40 reverse split of our issued and outstanding shares of common stock.

3.

On August 26, 2015, we launched our Fall 2015 women’s collection of loungewear and sleepwear for direct consumer purchase. In conjunction with the launch of this women’s collection, we also unveiled further enhancements to our website www.wearnaked.com. This first women’s collection consists of three core groups of transitional basics including super soft Essential cotton stretch, eco-friendly, versatile Tencel and Luxury Micromodal.

4.

On September 30, 2015, we entered into a strategic consulting agreement with CAA Sports Consulting, a division of entertainment and sports agency Creative Artists Agency. Pursuant to this agreement, CAA Sports Consulting will assist in building and managing endorsement, influencer and partner relationships to help drive awareness and interest in the Naked brand.

5.

In October 2015, we shipped an initial order of men’s underwear collections to Dillard’s, one of the nation’s largest fashion apparel retailers and our products are now available at select Dillard’s stores and nationwide on Dillards.com.

6.

In October 2015, we also shipped an initial order of men’s collections to Bloomingdale’s, one of America’s leading department store chains. Naked collections will be available for purchase at select retail locations and at Bloomingdales.com. In addition, Bloomingdales placed a purchase order to stock the brand’s full collection of women’s intimate apparel, sleepwear and loungewear starting in Spring, 2016.

7.

In November 2015, we launched The Naked Truth marketing and advertising campaign, featuring brand partner and NBA Champion Dwayne Wade. The Naked Truth campaign expresses the core brand philosophy of Naked, “the freedom to be you”, by celebrating the character, experience and life philosophy of accomplished individuals like Wade who will serve as “Truth Tellers” and exemplify Naked’s brand ideals of freedom and authenticity.

Outlook

We are actively focused on growing wholesale distribution and direct online sales for our men’s and women’s innerwear collections. Our men’s collections currently encompass underwear and undershirts primarily. In September, 2015, we introduced new men’s sleep and loungewear products through retail partners and directly online. Our women’s collections currently encompass primarily lounge and sleepwear products, and will grow to include a broad range of intimate apparel products including bras and panties in early 2016. We currently anticipate quarter over quarter sales growth for these products as we increase our distribution channels and partners and expand our direct sales online through new marketing and brand awareness initiatives. We expect our women’s innerwear, loungewear and sleepwear products will be an increasingly important component of our continued sales growth. In the future, we plan to extend the Naked brand to other apparel product categories including swimwear and activewear.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2015

Revenues

During the three months ended October 31, 2015, our net sales increased by $171,958, or 118% over the comparative three month period ended October 31, 2014. Net sales increased significantly as a result of increased department store sales and additional department store accounts. We also saw an approximately 139% increase in our direct to consumer online sales through our direct Internet retail site www.wearnaked.com.

We expect to continue to see positive growth in our revenues in fiscal 2016 as a result of marketing and promotional activities and the launch of additional women’s collections.

Gross Margins

During the three months ended October 31, 2015 we realized a gross margin of 22%, compared to 9% in the quarter ended October 31, 2014. Our positive margins in the current quarter are a result of production efficiencies and increased direct to consumer sales outlined above, which generate higher margins. Lower gross margin in the comparative period was due to the sell off of old inventory in the comparative period as a result of a new core management team and manufacturing partnership introduced during that period.

Operating Expenses

	Three months ended October 31,		Change
General and administrative	2015	2014	$	%
Bad debts (recovery)	$-	$(951)	951	(100.0)
Bank charges and interest	1,756	2,814	(1,058)	(37.6)
Consulting	139,591	(6,669)	146,260	(2193.1)
Depreciation	2,942	6,029	(3,087)	(51.2)
Directors fees	328,907	-	328,907	n/a
Insurance	31,041	23,160	7,881	34.0
Investor relations	49,345	46,176	3,169	6.9
Marketing	356,225	95,622	260,603	272.5
Occupancy and rent	36,787	27,236	9,551	35.1
Office and miscellaneous	57,427	23,227	34,200	147.2
Product development	205,992	159,472	46,520	29.2
Professional fees	328,826	156,385	172,441	110.3
Salaries and benefits(1)	1,672,719	2,342,199	(669,480)	(28.6)
Transfer agent and filing fees	14,333	8,346	5,987	71.7
Travel	36,911	28,377	8,534	30.1
Warehouse management	108,903	17,365	91,538	527.1
Total	$3,371,705	$2,928,788	442,917	15.1

     (1)   Included in salaries and benefits is an amount of $1,504,499 relating to non-cash stock option compensation charges (2014: $1,973,875).

There was an overall increase in general and administrative expenses for the three months ended October 31, 2015, from the three months ended October 31, 2014.

The increase in general and administrative expenses was mostly attributable to increases in marketing, product development, professional fees and warehouse management, as further explained below.

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

Product development costs have increased significantly in the current period in connection with the engagement of a team of designers and consultants who have been working with employees of the company, and other involved partners, on the fabrication and design of a women’s line of intimate apparel.

Professional fees increased due to an increase in SEC compliance work as a result of the Company’s financing related activities in connection with the warrant tender offering and in connection with a proposed public offering expected to be consummated in our fourth fiscal quarter.

Warehouse management increased significantly in the current period in connection with the large increase in inventory in connection with our new and expanded collection and the addition of our women’s line, and as a result of the increase in direct to consumer online sales, which result in higher handling and shipping costs.

Other income and expenses

We incurred interest expenses of $133,432 and financing and accretion charges of $94,980 for the three months ended October 31, 2015 as compared to $116,760 in interest expense and $(19,863) in financing and accretion charges (income) for the same period in 2014. This overall increase in financing related charges is attributable to the accretion and conversion of long-term debt during the current period. Long-term debt is currently accruing interest at 6% per annum, payable semi-annually.

During the fiscal year ended January 31, 2015, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and we did not, at the date we issued these securities, have a sufficient number of authorized and unissued shares of common stock available to satisfy the conversion and exercise of all of these securities. As a result, we were required to account for these securities as derivative liabilities. In connection with this, we recorded income related to a mark to market derivative adjustment of $10,231,200 in the third fiscal quarter of fiscal 2015 as a result of the application of related accounting rules, which require these derivative financial instruments to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. We relieved the conditions that previously required these securities to be recorded as derivative liabilities during the nine months ended October 31, 2015 and, as such, we have not incurred such income and charges in the current period.

Net loss and comprehensive loss

Our net loss for the three months ended October 31, 2015 was $(3,533,421), or $(2.08) per share, as compared to a net income of $7,227,623, or $(0.59) per share on a fully diluted basis, for the three months ended October 31, 2014. The most significant factor for the increase in net loss in the current period is a decrease in other income and expenses, specifically derivative related charges and adjustments, as described in detail above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2015

Revenues

During the nine months ended October 31, 2015, our net sales increased by $507,567, or 118% over the comparative nine month period ended October 31, 2014. Net sales increased significantly as a result of the launch of our redesigned and expanded Fall 2015 men’s collection in late February, and the launch of our first women’s collection of loungewear and sleepwear in August, 2015. This enhanced product offering has continued to help us gain new department store and specialty store accounts, and has increased sell through rates in our current department store channels. We also saw increased volume in our direct to consumer online sales through our direct Internet retail site www.wearnaked.com.

We expect to continue to see positive growth in our revenues, year over year as a result of marketing and promotional activities and as a result of the addition of our first women’s sleep and loungewear collections, which will be complimented with a complete line of women’s intimate apparel in Spring, 2016.

Gross Margins

During the nine months ended October 31, 2015, we realized a gross margin of 29%, compared to (55)% in the nine months ended October 31, 2014. Our positive margins in the current period are a result of production efficiencies and increased direct to consumer sales outlined above, which generate higher margins. The negative gross margin in the comparative period was due to a large write down of old inventory as a result of a new core management team and manufacturing partnership introduced during that period.

Operating Expenses

	Nine months ended October 31,		Change
General and administrative	2015	2014	$	%
Bad debts (recovery)	$20,246	$58	20,188	34806.9
Bank charges and interest	10,034	12,379	(2,345)	(18.9)
Consulting	314,183	22,869	291,314	1273.8
Depreciation	13,524	19,181	(5,657)	(29.5)
Directors fees	831,178	24,900	806,278	3238.1
Insurance	115,804	49,812	65,992	132.5
Investor relations	87,724	121,149	(33,425)	(27.6)
Marketing	789,594	239,185	550,409	230.1
Occupancy and rent	73,629	54,647	18,982	34.7
Office and miscellaneous	183,685	56,030	127,655	227.8
Product development	570,458	200,555	369,903	184.4
Professional fees	648,309	548,571	99,738	18.2
Salaries and benefits(1)	4,545,427	2,821,348	1,724,079	61.1
Transfer agent and filing fees	27,027	29,577	(2,550)	(8.6)
Travel	138,257	99,346	38,911	39.2
Warehouse management	301,217	80,195	221,022	275.6
Total	$8,670,296	$4,379,802	4,290,494	98.0

   (2)   Included in salaries and benefits is an amount of $3,730,538 relating to non-cash stock option compensation charges for the nine months ended October 31, 2015 (2014: $2,026,763).

There was an overall increase in general and administrative expenses for the nine months ended October 31, 2015, from the nine months ended October 31, 2014. This increase is mostly attributable to an increase in non-cash stock based compensation charges accruing as a result of stock options issued to new advisors, directors and the core management group as part of certain incentive based compensation packages. Total share based compensation charges in the current period were $4,391,276, as compared to $2,026,763 for the nine months ended October 31, 2014. These charges are included in director’s fees, consulting fees, product development and salaries and benefits, within general and administrative expenses. These large non-cash share based compensation charges will continue to accrue over the vesting terms of three to four years, of the related options.

The increase in general and administrative expenses was also primarily attributable to increases in marketing, product development, office and miscellaneous and warehouse management, as further explained below.

Our marketing expenses increased in the current period as a result of new contracts with a marketing, sales and design consultants engaged to provide general branding, marketing, creative and strategic direction, as well as a contract with a public relations consultant engaged in media relations, media database building, and coordination and execution of promotional efforts, including social media.

Product development costs have increased significantly in the current period in connection with the engagement of a team of designers and consultants who have been working with employees of the company, and other involved partners during the nine months ended October 31, 2015, focused on the our redesigned men’s collection, new men’s products such as loungewear, and the fabrication and design of our entire women’s lines including sleepwear, loungewear and intimate apparel.

Office and miscellaneous expenses have increased due to our increased staffing levels, the relocation of our offices to New York, as well as the implementation of a fully integrated ERP system in the current period.

Warehouse management increased significantly in the current period in connection with the large increase in inventory in connection with our new and expanded collections and as a result of the increase in direct to consumer online sales, which result in higher handling and shipping costs.

Other income and expenses

We incurred interest expenses of $494,788 and financing and accretion charges of $300,252 for the nine months ended October 31, 2015 as compared to $218,118 in interest expense and $2,263,122 in financing and accretion charges for the same period in 2014. The decrease in accretion charges is attributable to a significant number of short term debt arrangements in place in the comparative period that had been arranged to bridge operations under the long term financing entered into in June and July 2014, in connection with the Offering. The increase in interest expense in the current period is a result of the higher long term interest bearing debt balance during the current period as a result of the June and July, 2014 Offering. Debt conversion expense of $309,011 and net losses on extinguishment of debt of $810,765 in the comparative period are also in connection with these bridge financings in place during that period, and in connection with the modification of existing long term debt arrangements in that period. Long-term debt is currently accruing interest at 6% per annum, payable semi-annually.

During the fiscal year ended January 31, 2015, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and we did not, at the date we issued these securities, have a sufficient number of authorized and unissued shares of common stock available to satisfy the conversion and exercise of all of these securities. As a result, we were required to account for these securities as derivative liabilities. In connection with the issuance of these securities in connection with the Offering, we recorded a derivative expense of $12,028,383 in the second fiscal quarter of 2014 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded net mark to market derivative expense of $2,773,982 in the second and third fiscal quarters of the comparative fiscal year as a result of the application of related accounting rules, which require these derivative financial instruments to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These were non-cash income and expense items in those periods. During the nine month period ended October 31, 2015, we have relieved the conditions that previously required these securities to be recorded as derivative liabilities and, as such, we have not incurred such charges in the current period.

Net loss and comprehensive loss

Our net loss for the nine months ended October 31, 2015 was $(8,483,089), or $(6.51) per share, as compared to a net loss of $(18,403,381), or $(25.94) per share, for the nine months ended October 31, 2014. The most significant factor for the decrease in net loss in the current period is a decrease in other income and expenses, as described in detail above.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital (Consolidated)	October 31, 2015	January 31, 2015
	(unaudited)

Current Assets	$1,855,618	$2,609,257

Current Liabilities	$1,605,057	$365,987

Working Capital	$250,561	$2,243,270

Our decrease in working capital during the period is primarily attributable to cash losses from operations. We also had an increase in current liabilities in connection with a factoring arrangement entered into during the period to fund the acquisition of new inventory.

At October 31, 2015, we required further financing to implement our proposed business plan. Management is actively pursuing a plan to raise funds from a public offering of equity securities to fund these objectives.

Going Concern

At October 31, 2015, we did not have sufficient working capital to implement our proposed business plan over the next 12 months, had not yet achieved profitable operations and expect to continue to incur significant losses from operations in the immediate future. These factors cast substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our substantial existing liabilities as well as further liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity to existing stockholders. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing necessary to support our working capital requirements. To the extent that funds generated from operations are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Cash Flows

	Nine months ended October 31,
	2015	2014
Cash Flows Used In Operating Activities	$(4,420,385)	$(2,319,551)
Cash Flows Used In Investing Activities	(36,594)	(42,423)
Cash Flows Provided By Financing Activities	2,831,981	5,627,006
Net change in Cash During Period	$(1,624,998)	$3,265,032

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

Financing Activities

Proceeds from financing activities during the nine months ended October 31, 2015 included net advances of $580,407 made pursuant to a factoring arrangement and net proceeds of $2,251,574 received in connection with the amendment and exercise of outstanding warrants.

Proceeds from financing activities during the nine months ended October 31, 2014 mostly included funds received in our private placement offering of units consisting of a 6% convertible debenture and a warrant to purchase common stock, which closing occurred in June and July 2014. These proceeds were offset by the repayment of several short term loan agreements that had been in place to bridge operations until the close of such offering.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of December 9, 2015, there were 1,755,005 shares of our common stock issued and outstanding. In addition, at December 9, 2015, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 6,084,317 shares.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the SEC on April 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended that were not previously reported in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit
Number	Description

10.1	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 of Current

10.2

Report on Form 8-K filed with the Exchange on July 7, 2015) Collaboration & Endorsement Agreement with Wade Enterprises LLC, effective June 15, 2015 (incorporated by reference to Exhibit 10.75 of Form POSAM filed with the Exchange on October 31, 2015

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
Dated: December 10, 2015