Form 10-K
period 2016-01-31
NAKED BRAND GROUP INC.
filed 2016-04-29
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________

FORM 10-K
__________________________

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-37662

__________________________

NAKED BRAND GROUP INC.
(Exact name of registrant as specified in its charter)
__________________________

Nevada	99-0369814
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

10th Floor – 95 Madison Avenue, New York, New York 10016
(Address of principal executive offices and Zip Code)

(212) 851-8050
(Registrant’s telephone number, including area code)
__________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]        No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,953,158 based upon the closing price reported for such date.

On April 28, 2016, the registrant had 6,069,982 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2016.

NAKED BRAND GROUP INC.

TABLE OF CONTENTS

PART I	1
Item 1. Business	1
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	18
Item 2. Properties	18
Item 3. Legal Proceedings	18
Item 4. Mine Safety Disclosures	18
PART II	19
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6. Selected Financial Data	20
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	31
Item 8. Financial Statements and Supplementary Data	32
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A. Controls and Procedures	68
Item 9B. Other Information	69
PART III	34
Item 10. Directors, Executive Officers and Corporate Governance	70
Item 11. Executive Compensation	70
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item 13. Certain Relationships and Related Transactions, and Director Independence	70
Item 14. Principal Accountant Fees and Services	70
PART IV	71
Item 15. Exhibits, Financial Statement Schedules.	71

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; and our collaboration with Dwyane Wade. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”).

CERTAIN TERMS USED IN THIS FORM 10-K

            Unless expressly indicated or the context requires otherwise, the terms “Naked,” the “Company,” “we,” “us,” and “our” in this document refer to Naked Brand Group Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary.

            Our fiscal year ends on January 31. References to “fiscal 2016” and “fiscal 2015” represent the fiscal years ended January 31, 2016 and 2015, respectively. References to “2017” and “2016” represent the calendar years ending December 31, 2017 and 2016, respectively, and references to “2015” represent the calendar year ended December 31, 2015.

PART I

Item 1. Business

Our Business

            We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumer through our online retail store www.wearnaked.com. We have a growing retail footprint for our innerwear products in premium department and specialty stores and internet retailers in North America, including accounts such as Nordstrom, Dillard’s, Bloomingdale’s, Amazon.com, Soma.com, SaksFifthAvenue.com, barenecessities.com and others.

            The Naked brand was founded on one basic desire: to create a new standard for how products worn close to the skin fit, feel and function. Our core brand philosophy for Naked is “the freedom to be you” and we endeavor to provide products that help people feel confident, attractive and empowered while being as comfortable as wearing nothing at all. In June 2014, renowned designer and sleepwear pioneer, Carole Hochman, joined us as our Chief Executive Officer, Chief Creative Officer and Chairwoman with the goal of growing our company into a global lifestyle brand. Since Ms. Hochman joined our company, we have relocated our headquarters to New York City, expanded our men’s collections and developed women’s intimate apparel, sleepwear and loungewear collections. Our Fall 2015 women’s sleep and loungewear collection became available for retail sale online at www.wearnaked.com in September 2015 and at retail locations and other online retailers in February 2016. Also in February 2016 we launched our women’s intimate apparel products online and at select retailers. In the future, we intend to expand the Naked brand through existing channels and through licensing partnerships into other apparel and product categories that exemplify the mission of our brand, such as athleisure apparel, swimwear, sportswear, hosiery, bedding and home products and others.

            The U.S. innerwear market, which is the core focus of our current commercial strategy, represented an estimated $23.1 billion in retail sales in the twelve-month period ended March 2015 according to data from NPD Group, Inc. Our expansion into the women’s sleepwear and intimate apparel market is a key part of our growth strategy given that these market segments represent $17.8 billion, or over 77% of the overall innerwear market according to the NPD Group data. Daywear products that address consumer demand for versatile “athleisure” apparel – similar to several in our Fall 2015 women’s collection – have been the fastest growing segment of the women’s market. Our ability to attract women customers for the Naked brand is also very important to our effort to penetrate the men’s $4.3 billion U.S. innerwear market since a number of consumer research reports show that women purchase as much as 50% of men’s underwear for their husbands, boyfriends or sons.

            In June 2015, we announced a collaboration and endorsement agreement with NBA Champion Dwyane Wade, whereby Mr. Wade agreed to act as a spokesperson for our brand. Mr. Wade also joined our corporate Advisory Board. Further, he is serving as Creative Director for the development of a Wade X Naked signature collection of men’s innerwear that we are currently presenting to potential retail distribution partners and expect to make available for retail purchase in late 2016. This collection will encompass primarily underwear as well as undershirts and loungewear for men. We anticipate that our relationship with Mr. Wade will:

  assist us with building broader brand awareness with consumers and accelerating sales growth;
  help us attract additional distribution relationships in North America, as well as Asia where basketball is a popular sport and Mr. Wade is well known to consumers;
  provide us with a collaborative brand extension product platform to create new and differentiated products to attract new retail and wholesale customers; and
  strengthen our brand credibility in order to attract consumers and potential influencer relationships.

            Our products currently target men and women who are fashion and performance conscious, care about innovation and contemporary design, and desire comfort, quality and fit in their innerwear and apparel. We aim to provide an affordable luxury product for the successful and aspirational customer that enjoys the qualities of a premium garment at a price they feel delivers value. With growing awareness of our brand among these consumers and a broadening array of products, we expect to expand our U.S. and Canadian retail distribution through department stores, boutiques, online retail channels, hotels, spas, and other retailing channels over the next two years and beyond. We plan to also grow our direct to consumer business primarily through our online retail store, www.wearnaked.com, though which we will continue to commercially introduce new products as well as feature certain products, collections and styles exclusively. We are currently exploring international distribution relationships for our Naked and Wade X Naked products and we anticipate that we will commence selling a limited number of products in markets such as Europe, Asia, and Central and South America as early as 2017.

Recent Developments

NASDAQ Capital Market Listing and Underwritten Public Offering

            On December 18, 2015, our common stock began trading on the NASDAQ Capital Market under the symbol “NAKD.” In connection with the listing of our common stock on the NASDAQ Capital Market, we completed an underwritten public offering on December 23, 2015 of 1,875,000 shares of common stock at a price of $4.00 per share for aggregate gross proceeds equal to $7.5 million (the “Public Offering”).

            In connection with and upon completion of the Public Offering, in accordance with the terms of certain 6% convertible senior secured debentures (the “Debentures”), all of the then-outstanding principal amount of the Debentures in the aggregate amount of $6,936,450, plus all of the then-outstanding accrued and unpaid interest in the aggregate amount of $37,805, plus additional interest due under the Debentures in the aggregate amount of $208,093, was automatically converted into an aggregate of 2,394,116 shares of our common stock at a conversion price equal to $3.00 per share.

Launch of Women’s Intimates on www.wearnaked.com

            In February 2016, we launched our first collection of women’s intimate apparel for consumer purchase at www.wearnaked.com and at select retailers, including Bloomingdales, Bloomingdales.com, Dillard’s, Soma.com and SaksFifthAvenue.com. Our collection of women’s intimates consists of two core groups of daily essentials, including wire-free bras and thong, modern brief and hipster style panties, and is designed for all day effortless comfort and “light as air” fit that, true to Naked’s brand mission, is designed to feel as if you are wearing nothing at all. The first group, Naked Luxury intimates, is made from Modal fabric with 360-degree stretch that is designed to naturally wick away moisture and feel cool to the touch. The second group, Everyday Naked is constructed from Peruvian Pima cotton stretch fabric that is designed to be light, soft and breathable.

Principal Products

            Our men’s innerwear product line is currently our most broadly distributed and represents substantially all of our revenues through the third quarter of fiscal 2016. Our Fall 2015 women’s sleep and loungewear collection became available for retail sale online at www.wearnaked.com in September 2015 and at retail locations and other online retailers in February 2016. Also in February 2016, we launched our women’s intimate apparel products online and at select retailers.

Men’s Collections

            We currently offer a variety of innerwear products for men including boxer briefs, trunks, briefs, undershirts, t-shirts, lounge pants, lounge shorts and robes. Our three primary men’s collections are: Luxury, Active and Essential. Our men’s Luxury collection utilizes MicroModal fabric, which is a lightweight, highly soft fabric that has breathable moisture-wicking qualities and made using a carbon-neutral, eco-friendly process. Our Active collection is based on a high-performance Microfiber fabric, a nylon-based textile that is smooth and resilient while providing moisture-wicking properties. We have been producing our full line of men’s underwear using these fabrics since the inception of our business. Our Essential collection is made of Cotton Stretch fabric for a light, comfortable everyday fit. Underwear and undershirts in this collection are sold in 2-packs to access a broader customer base.

            We also offer men’s products in other fabrics including Microfiber with X-Static® Silver, French Terry, Modal Cotton and Tencel. All of the fabrics we use are readily available in many countries. Additionally, we produce boxer briefs and V-neck t-shirts with microfiber using X-Static® Silver, a high-performance fabric, which helps regulate body temperature and provides anti-odor and antimicrobial protection. X-Static® Silver fabric contains 99.9% pure silver woven into the garment’s nylon threads, which naturally deters odor-causing bacteria, wicks away moisture, is anti-chaffing and naturally cooling. We also launched an additional collection, call the Signature collection, in February 2015, which features underwear and t-shirts which utilize a soft blend of cotton and modal fabric, and offers a tailored fit optimal for wearing under anything.

            In the second quarter of 2016, we plan to introduce new loungewear in Peruvian Pima Cotton, a superior cotton that is prized for its softness and breathability. We also plan to introduce a new product called the Naked Shield™ which incorporates special fabric featuring Circuitex™ technology that provides wireless shielding and antimicrobial/anti-odor properties.

            In addition to our existing men’s collections, we expect the Wade X Naked collection for men to include at least three groups of underwear, undershirts, lounge and sleep bottoms and tops, as well as eventually robes. Like our men’s collection, we expect these groups to utilize high performance fabrics and innovative design and construction to create exceptional product look, feel and comfort.

Women’s Collections

            Our women’s loungewear and sleepwear collections are based on two of the same fabrics used in our collections for men: Luxury Micromodal and Essential Cotton Stretch. These women’s collections include a range of products such as boyshorts, hipsters, lounge pants and tops, camisoles, tank tops, pajamas, chemises and sleepshirts. We also make French Terry robes as well as Double Gauze woven cotton sleepwear. As mentioned above, we plan to introduce additional lounge and sleepwear in 2016 made from Peruvian Pima cotton. True to our brand mission, we believe these designs deliver superior fit, feel and function with timeless looks and at premium affordable prices that make them appealing to a broad consumer market.

            Our women’s intimate apparel collections consist of three core groups of daily essentials including wire-free bras and thong, modern brief and hipster style panties meant for everyday use for a range of different occasions. The first group, Naked Luxury intimates, is made from soft MicroModal fabric with 360-degree stretch that is designed to naturally wick away moisture and be cool to the touch. The second group, Everyday Naked, is constructed from Peruvian Pima cotton stretch fabric that is designed to be feather light, soft and breathable. These two intimate apparel collections are available for purchase at www.wearnaked.com and were made available at select department stores, specialty stores and boutiques in early 2016. Our third group, called Signature, will launch in the second quarter of 2016. Signature is a seamless intimates collection using high quality, smooth Italian Euro Jersey fabric as well as patented SensElast® technology with velvet lamination which enables the waistband and leg opening in panties and underbust in bras to stay in place more securely. We have designed our intimate apparel collection according to our mission to deliver the highest standard of fit, feel, function and look for the modern active woman.

Distribution

            We sell our products through wholesale relationships and through direct to consumer channels. The wholesale channel is currently our largest channel and consists of department stores as well as boutique apparel stores and undergarment stores. Our largest distribution partner is Nordstrom, which carries our men’s products in select stores in North America and its online store, Nordstrom.com. We also sell our men’s products at select stores in Canada and at select Bloomingdale stores in the U.S. We launched our women’s products at retailers in February 2016 and now have initial distribution through Bloomingdale’s, Dillard’s, Soma.com, SaksFifthAvenue.com and a growing number of boutiques and specialty stores. We are planning to add key retail store partners in the U.S. in 2016 for our men’s and women’s products. In addition to selling in key department stores in North America, Naked also sells through online stores such as Amazon.com, barenecessities.com, hackberry.com, hisroom.com and freshpair.com.

            We also sell all of our products direct-to-consumer through our internet retail store, www.wearnaked.com. Our internet retail store is optimized for use on all online platforms and provides our customers with a premium experience and access to our entire product line. Our direct-to-consumer channel has become an increasingly significant part of our business and we expect it will continue to do so as our brand awareness increases in North America and internationally. We believe that the availability of online sales is convenient for our customers and enhances the image of our brand, making our brand and products more accessible in more markets than in brick and mortar stores alone. We plan to commercially introduce new products at www.wearnaked.com as well as feature certain products, collections and styles exclusively.

            We are currently exploring international distribution relationships for our Naked and Wade X Naked products and we anticipate that we will commence selling a limited number of products in markets such as Europe, Asia, and Central and South America starting in 2017.

Production

            We utilize manufacturing partners outside of the United States to produce our products. Our products have been made in Canada, China, Turkey and Peru. Currently, our primary production is in China although we plan to seek expansion of production into Peru, India and Bangladesh during 2016.

            We believe we have developed good relationships with a number of our vendors and we seek to ensure that they share our commitment to quality and ethics. We do not have any long-term agreements requiring us to use any manufacturer. Our primary production partner during 2016 has been TMS Fashion, a wholly owned subsidiary of LuenThai Holdings Limited, a Hong Kong Stock Exchange-listed company with 2015 revenues of over $1.1 billion. We began working with TMS and LuenThai in 2014 in an effort to streamline and scale up our production capabilities for current and future products by leveraging a large, proven manufacturing resource. We believe this partnership allows us access to the best in class fabrics, materials and manufacturing techniques while reducing our need for fixed overhead. Further, we sublet our principal office location in New York City from Tellas, Inc., another wholly-owned subsidiary of LuenThai operating in the U.S. We have additional manufacturing relationships for our women’s intimate apparel collections and expect to work with additional manufacturers as we expand to include additional products and product categories.

Sources and Availability of Raw Materials

            Raw materials, which include fabric and accessories, are sourced from all over the world, including Italy, Turkey, China, Peru, India and Bangladesh. We believe these fabrics and raw materials are readily available from multiple sources. Currently, we work closely with TMS Fashion and LuenThai, which are responsible for all of the sourcing of our raw materials for our men’s and women’s collections. We have additional sourcing relationships for our women’s intimate apparel collections and we expect to work with additional sourcing partners as we expand to include additional products and product categories.

Key Customers

            In fiscal 2016, sales were heavily concentrated with Nordstrom, which accounted for 41% of our sales. During fiscal 2015, Nordstrom accounted for 28% of our sales. Nordstrom is currently of key importance to our business and our results of operations, which would be materially adversely affected if this relationship ceased. Although we continue to receive sales orders from Nordstrom, they do not have any ongoing purchase commitment agreement with us therefore we cannot guarantee that the volume of sales will remain consistent going forward. Two other large North American department store chains, Dillard’s and Bloomingdale’s, have recently begun stocking our women’s products for select stores. We typically enter into agreements with department store and larger retail customers which cover the material terms and conditions of purchase orders such as shipping terms, pricing policies, payment terms and cancellation policies. We expect additional department store and retail customers will become important customers of our business in 2017 and beyond. We do not have any ongoing purchase commitments with any of our customers.

Marketing

            We are primarily focused on digital and social media marketing aimed at increasing brand awareness and helping drive sales growth cost-efficiently. We have engaged consultants, where necessary, to provide marketing advisory and execution services to our company, including assistance with brand management, public relations, celebrity alignment, strategic retail placement, manufacturing strategy, strategic and creative development, and financing assistance. We intend to continue to grow our investment in marketing and brand awareness-building activities, including internet and media marketing to consumers and retailers, attendance at apparel trade shows and exploration of other strategic marketing opportunities.

            We conducted a preliminary launch of a brand awareness initiative, The Naked Truth™ campaign, with Wade in late 2015. This campaign seeks to create long-term consumer awareness of, enthusiasm for, and engagement with the Naked brand by celebrating the character, experiences and life philosophy of accomplished individuals like Wade that we believe exemplify our brand ideals of freedom and authenticity. We expect to continue The Naked Truth™ campaign during 2016 and for it to feature Wade as well as other men and women with varying degrees of celebrity across a range of life stories and perspectives.

Competition

            Men’s and women’s innerwear is a very competitive market with several high profile undergarment manufacturers such as, Calvin Klein, Polo Ralph Lauren, 2(x)ist, Hugo Boss, Tommy John, Saxx Giorgio Armani, Tommy Hilfiger, Michael Kors, DKNY, Natori, Free People, Hanky Panky, Commando, Cosabella, MeUndies, Bread&Boxers, Frigo and others. We believe there are currently over 100 potential competitors in our market sector for men’s and women’s undergarments, lounge and sleepwear, and intimate apparel. The market includes increasing competition from established companies who are expanding their production and marketing of undergarments, as well as frequent new entrants. We are in direct competition with such companies. Competition is principally on the basis of brand image and recognition, as well as product quality, innovation, style, distribution and price. We believe that we have the potential to perform well against competition as a result of the quality, fit and performance of our products, our brand and brand strategy and positioning, our planned marketing and consumer engagement initiatives, and through brand endorsement and strategic collaboration agreements, such as our partnership with Wade. The products we have introduced to market and the products we plan to introduce are targeted at a premium consumer value point, which means retailing a high quality product at a competitive price to comparable products, which we believe gives us the opportunity to penetrate the market successfully.

            We believe our competitive advantages include promoting that our products are as comfortable as wearing nothing at all, which leverages our registered brand name, and retailing high quality products at a competitive price with superior fit, feel, function and look. We also believe our brand name and brand mission and philosophy will be an important competitive differentiator as we expand our marketing and brand awareness initiatives. However, many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Seasonality of Business

            We operate in the apparel industry that is subject to seasonality of buying which can affect revenue and cash flows. For men, there are generally two distinct buying seasons in the apparel industry: Fall/Winter season, which falls into the third to fourth quarters of our fiscal year and Spring/Summer season, which falls into the first to second quarters of our fiscal year, with some potential shipments at the last quarter. The women’s apparel buying markets are more frequent than men’s although we may elect to focus only on two main buying markets as we do for men’s products in order to optimize design and production cycles. In fiscal 2016, the largest revenues were reported in our second and fourth fiscal quarters, arising from seasonal products and sales, and the launch of new collections (as described in this Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). As a result of growth and changes to our business with the introductions of a new product line subsequent to the end of the fiscal year, the natural seasonality of our business had a reduced effect. Furthermore, with limited operating history it is difficult to anticipate the effects of seasonality moving forward. Thus, historical quarterly operating trends may not be indicative of future performance because of new product launches and continued early stage sales growth.

Intellectual Property

            The “Naked” trademark is a critical component of the value of our business and we rely on the strength of our brand to differentiate ourselves in the marketing and sale of our products. To protect the Naked brand, we have secured trademark registrations in the United States, the European Union and Canada. We also own applications and registrations in the United States, Canada and other jurisdictions for additional Naked-related trademarks. We take steps to enforce and police our Naked trademark and expect to continue to incur expenses for enforcement-related work and for the filing of trademark and other types of intellectual property applications in the U.S. and key international markets in 2016.

Dwyane Wade Licensing & Endorsement Agreement

            In June 2015, we entered into a collaboration and endorsement agreement with NBA champion Dwyane Wade through his commercial entity Wade Enterprises, LLC, which is wholly-owned and controlled by him. Under the agreement with Wade, we will pay Wade royalties in a range of up to ten percent of net wholesale sales of Wade products, subject to certain minimum royalty payments. We also granted Wade and his designee warrants to purchase up to an aggregate of 365,688 shares of common stock (the “Wade Grant”) and granted to Wade an additional warrant to purchase up to 36,569 shares of our common stock (the “Protection Warrant”). Both the Wade Grant and Protection Warrant are exercisable for a period of seven years at an exercise price of $4.80 per share. The Wade Grant will vest and become exercisable in three annual installments and will vest in full upon a change of control of our company. The Protection Warrant will become exercisable in the event that, as a result of certain subsequent issuances of our securities, the shares of common stock underlying the Wade Grant represent less than 2% of our fully-diluted equity. The number of shares of common stock for which the Protection Warrant will become exercisable will be equal to the number of shares necessary to ensure that both the Wade Grant and Protection Warrant represent, together, at least 2% of our fully-diluted equity. Further, in the event that we propose to issue any capital stock or securities convertible into or exchangeable for capital stock, then, subject to certain exceptions, Wade will have the right to purchase such securities on the same terms and conditions in order to maintain his ownership percentage in our company.

Employees

            We currently employ eighteen full-time employees, all of which are employed in the United States. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Corporate Information

            We were incorporated in the State of Nevada on May 17, 2005 under the name of Search By Headlines.com Corp. Immediately prior to the transaction with Naked Inc. described below, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Exchange Act.

            On July 30, 2012, we completed a reverse acquisition of Naked Inc., whereby we acquired all of the issued and outstanding common shares of Naked Inc. in exchange for the issuance of 337,500 shares of common stock in the capital of our company to the Naked Inc. shareholders on a pro-rata basis, representing 50% of the capital stock of our company at the time. As a result of this reverse acquisition transaction, Naked Inc. became a wholly-owned subsidiary of our company and our business became the manufacture and sale of direct and wholesale men’s innerwear and intimate apparel products in Canada and the United States to consumers and retailers.

            Effective August 29, 2012, we changed our name from “Search By Headlines.com Corp.” to “Naked Brand Group Inc.” This change in our corporate name was effectuated by merging a wholly owned subsidiary of our company, which was formed solely to effect the name change, with and into our company.

            Naked Inc., our wholly owned subsidiary, was originally incorporated under the federal laws of Canada on May 21, 2009 as “In Search of Solutions Inc.” Naked changed its corporate name to “Naked Boxer Brief Clothing Inc.” on May 17, 2010 and to “Naked Inc.” on February 20, 2013. Naked Inc. continued from the federal jurisdiction of Canada to the jurisdiction of the State of Nevada on July 27, 2012. As part of the continuation, all classes of shares of Naked, including Class C, D, E and F common shares, were converted into one class of common stock of the continuing corporation.

            On August 10, 2015, we effected a 1-for-40 reverse split of our authorized, issued and outstanding shares of common stock.

            Our principal executive offices are located at 95 Madison Avenue, 10th Floor, New York, New York, USA 10016. Our telephone number is (212) 851-8050.

Available Information

            Our corporate website address is www.nakedbrands.com and our online store is www.wearnaked.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at ir.nakedbrands.com when such reports are available on the SEC’s website.

            The public may read and copy any materials filed by Naked with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

            The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

            Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a limited operating history, which makes it difficult to evaluate our company or future operations.

            We are still in the initial stages of our business plan. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. For the years ended January 31, 2016 and 2015, our revenues were $1,389,414 and $557,212, respectively. Naked commenced operations in 2010 and, since beginning operations, we have generated limited total revenues. As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business and there is limited history upon which to base any assumption as to the likelihood that we will prove successful.

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

If we are unable to obtain additional financing on acceptable terms, we may have to curtail our growth or cease our development plans and operations.

            The operation of our business and our growth efforts will require significant cash outlays. We are largely dependent on outside capital to implement our business plan and support our operations. We anticipate for the foreseeable future that cash on hand and cash generated from operations will not be sufficient to meet our cash requirements, and that we will need to raise additional capital through investments to fund our operations and growth. We cannot assure you that we will be able to raise additional working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our growth efforts, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you may lose all your investment. Financings, including future equity investments, if obtained, may be on terms that are dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price at which you purchase your shares. Furthermore, the terms of securities issued in a financing, if obtained, may be more favorable for new investors.

            Investors should be aware that the value of an investment in our company may go down as well as up. In addition, there can be no certainty that the market value of an investment in our company will fully reflect its underlying value.

We may not have sufficient funds to pay our outstanding secured debt.

            We currently have outstanding secured notes in the aggregate principal amount of $600,000 that are accruing interest at a rate of 6% per annum. These notes are due on October 1, 2016. The principal amounts, and any accrued and unpaid interest thereon, are convertible into common stock at any time at the option of the lenders at a conversion price of $10.00 per share. We currently intend to repay these notes on or before their maturity date. However, our ability to repay these notes depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate cash flows from our business to repay the notes, we may be required to refinance all or a portion of such indebtedness, sell assets or obtain additional financing in order to repay these notes. In the event that we do not have sufficient funds available to repay the notes at maturity or if we fail to agree upon an alternative arrangement with the lenders, we will be in default on the notes and the lenders may pursue their rights to enforce their security interest in the assets of the Company. Such an event would likely have a material adverse effect on our business operations, financial condition and the market value of our shares. Further, there has been no independent valuation of the collateral, and we make no representations as to the amount of such value, and if the collateral were liquidated, whether it would satisfy this indebtedness.

Our auditors’ report on our January 31, 2016 consolidated financial statements included an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

            For the year ended January 31, 2016, we incurred a net loss of $19,063,399. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as highlighted by our auditors with respect to the consolidated financial statements for the year ended January 31, 2016. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We have a concentration of sales to key customers and any substantial reduction in sales to these customers would have a material adverse effect on our business.

            During the year ended January 31, 2016, sales were heavily concentrated with Nordstrom, which accounted for 41% of our net sales. In fiscal 2015, Nordstrom accounted for 28% of our sales. Nordstrom is currently of key importance to our business and our results of operations would be materially adversely affected if this relationship ceased. Although we have diversified our customers and continue to receive increasing sales orders from existing customers, Nordstrom does not have any ongoing purchase commitment agreement with us; therefore, we cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in purchasing decisions by Nordstrom, whether due to actions by our competitors, industry factors or otherwise, could have a material adverse effect on our business and our financial condition.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.

            The market for innerwear products is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of innerwear products, including large, diversified companies with substantial market share and strong worldwide brand recognition, such as Calvin Klein, Polo Ralph Lauren, 2(x)ist, Hugo Boss, Tommy John, Saxx Giorgio Armani, Tommy Hilfiger, Michael Kors, DKNY, Natori, Free People, Hanky Panky, Commando, Cosabella, MeUndies, Bread&Boxers, Frigo and others. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have greater and substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we can by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales and profitability.

            Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. We may be unable to introduce new products in a timely manner. Our customers may not accept our new products including our recently launched women’s products, or our competitors may introduce similar products in a more timely fashion. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could have a material adverse effect on our financial condition.

If we are unable to obtain or maintain our endorsements by professional athletes and celebrities, our ability to market and sell our products may be harmed.

            An important element of our marketing strategy may be to obtain endorsements from prominent athletes and celebrities, which contribute to the image of our brands. To date, we have entered into one celebrity endorsement agreement with Dwyane Wade, an NBA basketball player. We believe that this strategy will be an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot assure you that we will be able to maintain our existing relationships with Dwyane Wade and other individuals in the future or that we will be able to attract new athletes and celebrities to endorse our products. We also are subject to risks related to the selection of athletes and celebrities whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes and celebrities could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and celebrities and arrange endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. In any event, our inability to obtain endorsements from professional athletes and celebrities could adversely affect our ability to market and sell our products, resulting in loss of revenues and a loss of profitability.

An economic downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.

            Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in the United States, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

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

            We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier manufacturer, we may be unable to locate additional suppliers of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term. We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. If defects in the manufacture of our products are not discovered until after our customers purchase such products, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

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

            Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, net revenue and profits contributed by new retailers; increases or decreases in comparable sales; changes in our product mix; and the timing of new advertising and new product introductions.

            As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance.

            We began selling our products in Canada in January 2010. Our limited operating history and nature as a developing company make it difficult to assess the impact of seasonal factors on our business or whether or not our business is susceptible to cyclical fluctuations in the economy in the markets in which we operate. Likewise, our growth may have obscured the effect of any seasonal or cyclical factors on our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

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

            Our core values, which include developing the highest quality products while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. While our internal and vendor operating guidelines promote ethical business practices such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others, and we, along with a third party that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our independent manufacturers or the divergence of an independent manufacturer’s labor or other practices from those generally accepted as ethical in the United States, Canada or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. Other apparel manufacturers have encountered significant problems in this regard, and these problems have resulted in organized boycotts of their products and significant adverse publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, stock price and results of operations.

Our limited operating experience and limited brand recognition in new international markets may limit our expansion strategy and cause our business and growth to suffer.

            Our future growth depends, to an extent, on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our products by customers in these new international markets. Our failure to develop new international markets or disappointing growth outside of existing markets will harm our business and results of operations.

Our current operations in international markets and our efforts to expand into additional international markets, and any earnings in those markets, may be affected by legal and regulatory risks.

            We are subject to the U.S. Foreign Corrupt Practices Act, in addition to the anti-corruption laws of the foreign countries in which we operate and manufacture our products. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.

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

            We rely on information systems to operate our e-commerce website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, cyber-attack or other causes, could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers. If our systems are damaged, fail to function properly or become obsolete, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations.

If we are unable to safeguard against security breaches with respect to our information systems our business may be adversely affected.

            In the course of our business, we gather, transmit and retain confidential information, including personal information about our customers, and process payment transactions through our information systems. Although we endeavor to protect confidential information and payment information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could defeat security measures and access sensitive information about our customers, employees and other third parties. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our customers, employees, third parties and investors. We could also incur significant costs implementing additional security measures to comply with applicable federal, state or international laws and regulations governing the unauthorized disclosure of confidential or personally identifiable information as well as increased costs such as organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could incur lost revenues and face increased litigation as a result of any potential cyber-security breach. We are not aware of that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, a cyber-security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

            We currently rely on trademarks, as well as confidentiality procedures, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, Canada or the European Union, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

Our future success is substantially dependent on the continued service of our senior management.

            Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly our Chief Executive Officer, Carole Hochman. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

Because a portion of our sales may be generated in foreign countries, fluctuations in foreign currency exchange rates may negatively affect our results of operations.

            The reporting currency for our consolidated financial statements is the US dollar. In the future, we expect to continue to derive a significant portion of our net revenue in foreign countries, and changes in exchange rates between the currencies for those countries and the US dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the US dollar and the currencies for those countries. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

            Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and the Public Company Accounting Oversight Board and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risk Related to Our Common Stock and Public Reporting Requirements

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

            Our management identified a material weakness in internal control over financial reporting as of January 31, 2016 related to inadequate security and restricted access to computer systems, including insufficient disaster recovery plans (see “Item 9A. Controls and Procedures” in this Form 10-K). As a result of this material weakness, our management concluded that, as of January 31, 2016, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We can give no assurances that the measures we take to remediate material weaknesses that we identified will be successful, or that any additional material weaknesses will not arise in the future.

            Any material weakness or other deficiencies in our disclosure controls and procedures and internal control over financial reporting may affect our ability to report our financial results on a timely and accurate basis and to comply with disclosure obligations or cause our consolidated financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock or cause investors to lose confidence in our reported financial information. Investors relying upon our consolidated financial statements may make a misinformed investment decision.

Because we can issue additional shares of common stock, holders of our common stock may experience dilution in the future.

            We are authorized to issue up to 11,250,000 shares of common stock, of which 6,069,982 shares are issued and outstanding as of April 28, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our stock in the future.

The stock price of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

            Our common stock is currently listed on the NASDAQ Capital Market. Previously, our common stock was quoted on the OTCQB marketplace operated by the OTC Markets Group. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on stock exchanges like the NASDAQ Capital Market. Although we believe that the listing of our common stock on the NASDAQ Capital Market will improve the liquidity of our common stock, our trading volume may not improve, our volatility may not be reduced and our share price may not stabilize. Accordingly, stockholders may have difficulty reselling shares of our common stock.

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

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

            We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and such other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

The exercise of outstanding options and warrants, as well as the conversion of convertible debt instruments, may have a dilutive effect on the price of our common stock.

            To the extent that outstanding stock options and warrants are exercised and convertible debt instruments are converted into shares of our common stock, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options, warrants and convertible debt instruments can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options, warrants or convertible debt instruments. At April 28, 2016, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was 3,898,972 shares of common stock.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

            FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

We are a former “shell company” and as such are subject to certain limitations not applicable to other public companies generally.

            Prior to our acquisition of Naked Inc. in June 2012, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Exchange Act. Although we are no longer a “shell company,” we are subject to certain restrictions under the Securities Act of 1933, as amended, for the resale of securities issued by issuers that have been at any time previously a shell company. Specifically, the Rule 144 safe harbor available for the resale of our restricted securities is only available to our stockholders if we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than current reports on Form 8-K, at the time of the proposed sale, regardless of whether the restricted securities were initially issued at the time we were a shell company or subsequent to termination of such status. Accordingly, holders of our “restricted securities” within the meaning of Rule 144 will be subject to the conditions set forth in Rule 144 with respect to our company. Other reporting companies that are not former shell companies and have been reporting for more than twelve months are not subject to this same reporting threshold for non-affiliate reliance on Rule 144.

            Accordingly, any restricted securities we have sold or sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, may not be resold unless such securities are registered with the SEC or the requirements of Rule 144 have been satisfied. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it may be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Our prior status as a “shell company” could prevent us in the future from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

            Further, as current and former shell companies and reverse acquisition transactions have been, and remain to some degree, subject to additional scrutiny by the SEC, FINRA and the national securities exchanges, our prior shell company status and the reverse acquisition transaction that terminated it may result in delays in the completion of any offering and our attempt to qualify for and list on a national securities exchange. Specifically, as a former shell company and subject of a reverse acquisition transaction, we may need to demonstrate the ability to maintain a threshold per share market price for an extended trading period in order to qualify for listing on a national securities exchange.

We will incur significantly-increased costs as a result of and devote substantial management time to operating as a newly-listed company on the NASDAQ Capital Market.

            As a newly-listed company on the NASDAQ Capital Market, we will incur significant legal, accounting and other expenses that we did not incur before when our common stock was quoted on the OTCQB Marketplace. For example, we will be subject to the rules and regulations subsequently implemented by the NASDAQ Capital Market, including changes in corporate governance practices. These requirements will increase our legal and financial compliance costs and will render some activities more time-consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these listing requirements.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

            The trading market for our common stock will depend in part upon the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts ceases coverage or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our common stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

            Not applicable.

Item 2. Properties

            We currently maintain offices at 10th Floor – 95 Madison Avenue, New York, New York, USA, which we lease for approximately $10,000 per month. The lease is on a month-to-month basis. We believe our New York offices are suitable and adequate premises from which to operate our business at this time as they provide us with sufficient space to conduct our operations.

            We do not own any real property.

Item 3. Legal Proceedings

            We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our company or our subsidiary is a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our or our subsidiary’s interest.

Item 4. Mine Safety Disclosures

            Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

            Our common stock has been listed on the NASDAQ Capital Market under the symbol “NAKD” since December 18, 2015. Prior to that time, our common stock was quoted on the OTCQB marketplace operated by the OTC Markets Group, Inc. The following table sets forth the high and low sales prices per share for our common stock for the periods indicated. Information for the period from December 18, 2015 through January 31, 2016 is the high and low closing sales prices of our common stock on the NASDAQ Capital Market. Information for all periods prior thereto is the high and low bid quotations for our common stock on the OTCQB based upon information provided by the OTC Markets Group, Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Period	High ($)	Low ($)
Year ended January 31, 2015
First Quarter	8.00	2.10
Second Quarter	9.20	4.07
Third Quarter	12.40	6.04
Fourth Quarter	7.00	3.60
Year ended January 31, 2016
First Quarter	5.60	3.60
Second Quarter	5.20	3.30
Third Quarter	6.00	3.50
Fourth Quarter (through December 17, 2015)	4.00	3.51
Fourth Quarter (from December 18, 2015 through January 31, 2016)	4.00	2.54

Holders of Record

            As of April 28, 2016, we had approximately 275 common stockholders of record. This figure does not include beneficial owners who hold shares of common stock in nominee name. The closing price per share of our common stock on April 27, 2016 was $1.69, as reported on the NASDAQ Capital Market.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

            None.

Recent Sale of Unregistered Securities and Use of Proceeds

            None.

Securities Authorized for Issuance under Equity Compensation Plans

            The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016.

Item 6. Selected Financial Data

            Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

            We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumer through our online retail store www.wearnaked.com. We have a growing retail footprint for our men’s innerwear products in premium department and specialty stores and internet retailers in North America, including accounts such as Nordstrom, Dillard’s, Bloomingdale’s, Amazon.com, Soma.com, Saksfifthavenue.com, barenecessities.com and others.

            Our net sales grew to $1,389,414 in fiscal 2016 from $557,212 in fiscal 2015. We believe that our growth in net sales has been driven by our redesigned and expanded 2015 men’s collection, launch of our new women’s sleepwear and loungewear collection and the redesign of our online store. We plan to continue to increase our net revenues through expansion of our wholesale distribution sales channel and growth in our direct to consumer sales channel, and, in the longer term, as a result of expanded product offerings.

            During fiscal 2016, gross margins increased by 140.3% . Our positive margins in fiscal 2016 are the result of production efficiencies and increased direct to consumer sales, which generate higher gross margins. However, in both fiscal 2016 and fiscal 2015, our net margins were reduced significantly as a result of the write down of certain inventory, to reduce inventory to estimated net realizable values, which arose as a result of seasonality and product line changes.

            Our products are sold in North America; however, we believe our products appeal to men and women around the globe. We are currently exploring international distribution relationships for our Naked and Wade X Naked products and we anticipate that we will commence selling a limited number of products in markets such as Europe, Asia, and Central and South America starting in 2017.

            In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories that can exemplify the mission of the brand, such as athleisure and activewear, swimwear, sportswear, hosiery, bedding and home products, and more.

            We operate in the apparel industry that is subject to seasonality of buying which can affect revenue and cash flows. We focus on two main buying seasons in the apparel industry: Fall/Winter season, which falls into the third to fourth quarters of our fiscal year and Spring/Summer season, which falls into the first to second quarters of our fiscal year, with some potential shipments at the last quarter. During fiscal 2016, the largest revenues were reported in our second and fourth fiscal quarters, which quarters generated 26.0% and 32.5%, respectively, of the aggregate annual revenues. These fluctuations arose from seasonal sales and promotions, and the launch of new collections as described above, however the impacts of the second quarter seasonality were partially offset by the continued overall growth experienced throughout the year. As a result of this growth and changes to our business with the introductions of new product offerings, the natural seasonality of our business had a reduced effect.

            Our products currently target men and women who are fashion and performance conscious, care about innovation and contemporary design, and desire comfort, quality and fit in their innerwear and apparel. We believe there is an increasing demand from our target customers to provide a luxury product at an affortable price that delivers excellent value. Our expansion into the women’s sleepwear and intimate apparel market is a key part of our growth strategy given that market data estimates the women’s market represent over 77% of the overall innerwear market. Daywear products that address consumer demand for versatile “athleisure” apparel – similar to several styles in our Fall 2015 women’s collection – have been the fastest growing segment of the women’s market. Our ability to attract women customers for the Naked brand is also important to our effort to penetrate the men’s $4.3 billion U.S. innerwear market since a number of consumer research reports show that women purchase as much as 50% of men’s underwear for their husbands, boyfriends or sons.

            Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth and a more complex global business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.

Results of Operations

Revenue

            During fiscal 2016, we generated net sales of $1,389,414 compared to $557,212 in fiscal 2015, an increase of $832,202 or 149%. Net sales increased primarily as a result of the launch of our redesigned and expanded 2015 men’s collection in the first quarter of fiscal 2016, resulting in large initial bulk up orders and increased replenishment sales to Nordstrom and other stores. We also launched our women’s sleepwear and loungewear collection in the third quarter of fiscal 2016 for sale direct-to-consumer via www.wearnaked.com, our e-commerce store. E-commerce sales also increased due to our redesigned website and online advertising efforts. The increase in sales during fiscal 2016 is also attributable to the addition of new retail accounts in the United States in fiscal 2016, as a result of our increased sales and marketing efforts.

Gross Margins

            During fiscal 2016, gross margins increased to 7.1% from (43.7)% in fiscal 2015. Our positive margins in fiscal 2016 are the result of production efficiencies and increased direct to consumer sales, as outlined above, which generate higher gross margins.

            In both fiscal 2016 and fiscal 2015, our gross margins were reduced significantly as a result of the write down of certain inventory, to reduce inventory to estimated net realizable values, as a result of seasonality and production changes. During fiscal 2016, we recorded an aggregate of approximately $211,000 (fiscal 2015: $250,000) in net write downs to reduce inventory to its net realizable value.

Operating Expenses

	Fiscal Year ended January 31,		Change
General and administrative	2016	2015	$	%
Bad debts	$30,657	$3,773	26,884	712.5
Bank charges and interest	17,048	16,251	797	4.9
Consulting	311,003	25,549	285,454	1117.3
Depreciation	17,420	29,858	(12,438)	(41.7)
Director compensation(1)	433,850	24,900	408,950	1642.4
Insurance	151,859	72,738	79,121	108.8
Investor relations	73,805	142,750	(68,945)	(48.3)
Marketing	1,156,473	410,765	745,708	181.5
Occupancy and rent	134,068	81,611	52,457	64.3
Office and miscellaneous	215,846	104,070	111,776	107.4
Product development	747,644	429,421	318,223	74.1
Professional fees	957,025	631,116	325,909	51.6
Salaries and benefits(2)	6,780,037	4,432,499	2,347,538	53.0
Transfer agent and filing fees	121,868	38,141	83,727	219.5
Travel	174,294	156,091	18,203	11.7
Warehouse management	404,092	91,000	313,092	344.1
Total	$11,726,989	$6,690,553

(1)	Included in director compensation is an amount of $433,850 (fiscal 2015: $42,900) for non-cash stock option compensation and stock compensation charges.

(2)	Included in salaries and benefits is an amount of $4,936,118 (fiscal 2015: $3,318,241) for non-cash stock option compensation charges.

            There was an increase in general and administrative expenses to $11,726,989 for fiscal 2016, compared to $6,690,553 for fiscal 2015, an increase of $5,036,436, or 75.3% .

            Of the total operating expenses, $5,632,267 was related to non-cash stock option compensation charges for fiscal 2016, as compared to $3,318,241 for fiscal 2015, an increase of $2,314,026. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. These non-cash stock option compensation charges relate mostly to stock options issued to our management team, directors, and other strategic partners, as part of certain incentive based compensation packages. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards. See Note 11 to our consolidated financial statements included in this Form 10-K for more detailed information regarding these charges.

            We incurred higher consulting charges in fiscal 2016 as compared to the fiscal 2015. This increase in consulting fees is attributable to $229,428 of non-cash stock-based compensation expense during fiscal 2016 (2015: $Nil) as a result of stock options issued to an advisor engaged for collaboration, endorsement and product and sales event promotion.

            Director fees increased in fiscal 2016 as a result of non-cash stock based compensation charges resulting from equity awards granted in connection with the appointment of new directors during fiscal 2016.

            Our marketing expenses increased significantly during fiscal 2016 as a result of the engagement of a marketing, sales and design consultant to provide general branding, marketing, creative and strategic direction, as well the engagement of a digital media consultant engaged in media relations, media database building, and coordination and the execution of promotional efforts, including our social media presence. We also incurred significant marketing expenses in fiscal 2016 associated with merchandising consulting, photoshoots and promotional material in connection with the launch of new collections, and expenses associated with our collaboration and endorsement agreement with Dwyane Wade, including advanced royalty charges, photoshoots and promotional materials.

            We significantly increased spending on product development in fiscal 2016 compared to fiscal 2015 in connection with the engagement of a team of designers and consultants on an expanded and redesigned men’s collection and the fabrication and design of an entire complimentary women’s line of loungewear, sleepwear and intimate apparel. Our new men’s collection was introduced in the first quarter of fiscal 2016 and we introduced our first women’s collections during the third quarter of fiscal 2016 and in the early part of fiscal 2017.

            Rent and office and miscellaneous expenses increased significantly for fiscal 2016 compared to fiscal 2015 as a result of an expanded team, the relocation of our offices to New York in the second quarter of fiscal 2015, as well as the implementation of a fully integrated ERP system in fiscal 2016.

            Professional fees increased year over year, as a result of higher legal fees associated with the SEC filings related to the Public Offering, registration statements on Form S-1 (including post-effective amendments thereto), as well as the warrant tender offer, all of which occurred during fiscal 2016. The conversion of the Debentures and uplisting to the NASDAQ Capital Market, both in connection with the Public Offering, also resulted in higher transfer agent and filing fees as well as other expenses.

            Salaries and benefits increased due to increased staffing levels, including a new and expanded core management team in June 2014 and as a result of the allocation of non-cash stock-based compensation charges, as described above.

            Warehouse management expenses increased in fiscal 2016 as compared to fiscal 2015 in connection with the large increase in inventory as a result of our new and expanded collections and as a result of the increase in direct-to-consumer online sales, which have higher shipping and handling costs.

Other income and expenses

            We incurred interest expenses during fiscal 2016 of $878,933 and financing and accretion charges of $7,255,347 as compared to interest expenses of $465,618 and financing and accretion charges of $2,425,697 in fiscal 2015. This increase in interest expense is mostly attributable to the issuance of the Debentures in June 2014 and July 2014 and as a result of additional interest charges associated with the automatic conversion of these Debentures in December 2015. The automatic conversion of the Debentures in December 2015 also gave rise to the increase in accretion charges, as a result of the accelerated accretion of the debt discount associated with the Debentures on the conversion date.

            We had no debt conversion expense or net losses on extinguishment of debt during fiscal 2016, whereas we had debt conversion expense of $309,011 and net losses on extinguishment of debt of $810,765 during fiscal 2015. The debt conversion expenses and net losses on extinguishment of debt incurred in fiscal 2015 were in connection with the bridge financings in place during the applicable periods, and in connection with the modification of existing long term debt arrangements in the applicable periods.

            During fiscal 2015, we issued the Debentures and warrants, each of which were convertible or exercisable into shares of our common stock and we did not, at the date we issued these securities, have a sufficient number of authorized and unissued shares of common stock available to satisfy the conversion and exercise of all of these securities. As a result, we were required to account for these securities as derivative liabilities. In connection with the issuance of these securities, we recorded a derivative expense of $12,028,383 during fiscal 2015 related to the fair value of these outstanding contracts at the contract inception date. Further, we recorded mark-to-market derivative expenses of $1,921,568 during fiscal 2015, as a result of the application of related accounting rules, which require these derivative financial instruments to be carried at fair value which resulted in significant mark to market adjustments in correlation with fluctuations in the price of our common stock. These were non-cash income and expense items in those periods. As of January 31, 2016, we have relieved the conditions that previously required these securities to be recorded as derivative liabilities and, as such, we do not expect to incur such charges in future periods, however we recorded a mark-to-market derivative expense of $708,900 in the first quarter of fiscal 2016 during the period before such conditions were relieved.

Net loss and comprehensive loss

            Our net loss for fiscal 2016 was $(19,063,399), or $(10.13) per share, as compared to a net loss of $(21,078,265), or $(23.33) per share, for fiscal 2015. The most significant factors for the decrease in net loss in the current period are related to the overall increase in sales of $832,202, or 149%, as well as an overall decrease in derivative expenses largely associated with the derivative accounting in connection with the 2014 Private Placement Offering (as defined below).

Liquidity and Financial Condition

Liquidity

            Our cash requirements have been principally to fund working capital needs, fund development of new product lines and to fund the procurement of inventory to support our growth.

            As of January 31, 2016, the Company had cash totaling $4,780,994. The Company believes it has sufficient capital to fund its operations through the 4th quarter of fiscal 2017. Accordingly, management intends to continue to raise funds from equity and debt financings to fund our operations and objectives. However, we cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our existing stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

2014 Private Placement Offering

            During 2014, we entered into subscription agreements with several investors in connection with a brokered private placement offering for aggregate gross proceeds of $7,309,832 through the sale of 292 units at a price of $25,000 per unit (the “2014 Private Placement Offering”). Each unit consisted of (i) a Debenture and (ii) warrants to purchase 4,167 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustment as set out in the warrant agreements. In connection with the closing of the 2014 Private Placement Offering, we issued Debentures in the aggregate principal amount of $7,309,832.

            As further described under the heading “2015 Public Offering” below, upon completion of the Public Offering on December 23, 2015, the outstanding aggregate principal amount and interest due under the Debentures, was automatically converted shares of our common stock.

2015 Public Offering

            We completed the Public Offering on December 23, 2015 whereby we sold 1,875,000 shares of common stock at a price of $4.00 per share for aggregate gross proceeds equal to $7.5 million. In connection with and upon completion of the Public Offering, in accordance with the terms of the Debentures, all of the then-outstanding principal amount of the Debentures in the aggregate amount of $6,936,450, plus all of the then-outstanding accrued and unpaid interest in the aggregate amount of $37,805, plus additional interest due under the Debentures in the aggregate amount of $208,093, was automatically converted into an aggregate of 2,394,116 shares of our common stock at a conversion price equal to $3.00 per share.

Factoring Arrangement with Capital Business Credit

            On June 11, 2015, we entered into a factoring agreement pursuant to which we may sell and assign eligible accounts receivable to the factor in exchange for advances made to us. Under the terms of the factoring agreement, we may borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the factoring agreement. The factor purchases eligible accounts receivable net of a factoring commission of 0.9% of such receivable. We bear the risk of credit loss on the receivable, except where the factor has provided credit approval in writing on such receivable. These receivables are accounted for as a secured borrowing arrangement and not a sale of financial assets. Factor expenses charged to operations during fiscal 2016 were $35,582, respectively. The facility bears interest on the daily net balance of any moneys owed at a rate of the greater of (i) 5.5% per annum; and (ii) 2% above the Prime Rate as quoted in the Wall Street Journal. To the extent that net advances owing exceed the borrowing base described above, additional interest of 1% per annum shall be charged based upon the daily balance of any such over advance. At January 31, 2016, an amount of $527,711 was owing under the terms of the factoring agreement, for advances made, net of repayments of such advances through the collection of factored receivables. Ms. Hochman entered into a guaranty in favor of the factor pursuant to which Ms. Hochman guaranteed repayment of our indebtedness and performance of our obligations under the factoring agreement. Ms. Hochman also provided side collateral of $500,000 to support a portion of the borrowings.

Amendment and Exercise of Certain Warrants

            On July 3, 2015, we entered into separate warrant amendment agreements with Carole Hochman, our Chief Executive Officer and Chairperson, David Hochman, Vice Chairman of our board of directors, and Nico Pronk, President and CEO of Noble Financial Capital Markets, an underwriter in the Public Offering, to amend and exercise certain warrants to purchase shares of our common stock. In connection therewith, such holders tendered and exercised an aggregate of 205,248 warrants to purchase shares of our common stock for gross proceeds to us of $821,000. On August 3, 2015, we consummated an issuer tender offer to amend and exercise certain warrants to purchase our common stock originally issued to investors in the 2014 Private Placement which closings occurred in June 2014 and July 2014 and issued to the Lenders (as defined below) in connection with the Amendment Agreements (as defined below). In connection therewith, the holders of an aggregate of 380,457 of the warrants issued to investors in the 2014 Private Placement Offering agreed to amend their warrants, and tendered and exercised such warrants in connection therewith for gross proceeds to us of $1,521,966. In total, an aggregate of 585,705 warrants issued to investors in the 2014 Private Placement Offering, including Ms. Hochman and Messrs. Hochman and Pronk, were amended and exercised for gross proceeds to us of $2,342,829. None of the Lenders elected to participate in our issuer tender offer.

Working Capital (Consolidated)	January 31, 2016	January 31, 2015

Current Assets	$6,786,672	$2,609,257

Current Liabilities	$2,130,585	$365,987

Working Capital (Deficit)	$4,656,087	$2,243,270

During fiscal 2016, we increased our working capital position as follows;

(i)	We received gross proceeds of $2,342,829 in connection with the exercise of outstanding warrants; and
(ii)	We received cash proceeds of $6,876,280 in connection with the Public Offering, pursuant to which we sold 1,875,000 shares of common stock at $4.00 per share.

Cash Flows

	Year ended January 31,
	2016	2015

Cash Flows Used in Operating Activities	$(6,779,206)	$(3,702,330)
Cash Flows Used in Investing Activities	(38,433)	(48,978)
Cash Flows Provided by Financing Activities	9,655,398	5,627,065
Net change in Cash During Period	$2,837,759	$1,875,757

Operating Activities

            Cash flows used in our operating activities was $6,779,206 for fiscal 2016, compared to $3,702,330 for fiscal 2015. The cash used in operations during fiscal 2016 was largely the result of a net loss for the period, offset by net non-cash charges of $12,196,133, mostly related to derivative liability accounting and stock-based compensation charges, as described above.

            The cash used in operations during the 2015 period was largely the result of a net loss for the period, offset by net non-cash charges of $17,363,114, mostly related to derivative liability accounting and share based compensation charges as described above.

Investing Activities

            Investing activities used cash of $38,433 during fiscal 2016, compared to $48,978 for fiscal 2015. Investing activities in fiscal 2016 included cash outlays for patent and trademark acquisitions, maintenance and protection, which costs are being incurred as we develop new products.

            Investing activities in the 2015 period included cash outlays for some retail displays and for patent and trademark acquisitions, maintenance and protection.

Financing Activities

            Financing activities provided cash of $9,655,398 for fiscal 2016, compared to $5,627,065 for fiscal 2015. We received cash of $9,842,829 in connection with the issuance of shares pursuant to the exercise of outstanding warrants and pursuant to the Public Offering. These proceeds were partially offset by offering costs totaling $715,142. We also received factoring proceeds of $1,260,000 which were partially offset by repayments totaling $732,289.

            Proceeds from financing activities during fiscal 2015 were mostly related to cash received of $6,094,100 in connection with the 2014 Private Placement Offering, as well as $927,168 in connection with the issuance of promissory notes, which were partially offset by repayments of short term promissory notes in the amount of $413,385 and convertible promissory notes in the amount of $364,640. We also incurred debt offering costs of $616,178 related to commissions and direct transaction related expenses related to the 2014 Private Placement Offering.

Commitments and Capital Expenditures

Kalamalka Notes

            The Company has borrowed $600,000 by the issuance of convertible promissory notes (the “Notes”), pursuant to certain Agency Agreements with Kalamalka Partners (“Kalamalka”) and certain lenders (the “Lenders”) as set out in the Agency Agreements dated August 10, 2012 and November 14, 2013, as amended. The Notes are secured by a general security interest in the present and future assets of the Company. The principal amounts outstanding are accruing interest at a rate of 6% per annum, calculated and payable quarterly and are due on October 1, 2016. The principal amounts, and any accrued and unpaid interest thereon, are convertible into common stock at any time at the option of the Lenders at a conversion price of $10.00 per share.

            Except as described above, we do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Going Concern

            At January 31, 2016, we did not have sufficient working capital to implement our proposed business plan over the next 12 months, had not yet achieved profitable operations and expect to continue to incur significant losses from operations in the immediate future. These factors cast substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our substantial existing liabilities as well as further liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity to existing stockholders. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing necessary to support our working capital requirements. To the extent that funds generated from operations are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Segment Reporting

            We used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, we have determined that as of January 31, 2016 and 2015, there is only a single reportable operating segment.

            We operate in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2016	2015
United States	$1,090,024	$343,769
Canada	299,390	213,443
	$1,389,414	$557,212

            At January 31, 2016, the net book value of long-lived assets all located within North America were as follows:

	2016		2015
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$7,091	$53,738	$12,688	$14,211
Canada	6,124	19,357	8,453	29,945

	$13,215	$73,095	$21,141	$44,156

Disclosure of Outstanding Share Data

            As of April 28, 2016, there were 6,069,982 shares of our common stock issued and outstanding. In addition, at April 28, 2016, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 3,898,972 shares.

Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements.

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

            Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. We estimate an allowance for doubtful accounts based on historical losses, existing economic conditions and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Significant management judgment is involved in making the determination with respect to uncollectible amounts.

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

Impairment of Long-Lived Asset

            We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carry amounts may not be recoverable, or on an annual basis, where appropriate. Such a review involves assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that a long-lived asset is impaired.

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

            Assumptions and estimates about future values and remaining useful lives of our intangible and other long–lived assets are complex and subjective. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discount rates and future economic and market conditions. If applicable, our long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. Management has determined that no impairment indicators currently exists.

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

            As we have insufficient historical data on which to estimate expected future share price volatility, we have estimated expected share price volatility based on the historical share price volatility of comparable entities. The expected life of options granted has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 Share–Based Payment. The risk–free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 0% in determining the expense recorded in our consolidated statement of operations given our limited forfeiture experience history.

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

            In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We have not yet evaluated the impact of the adoption of this new standard.

            In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after 15 December 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We plan to adopt this standard beginning February 1, 2016. Adoption of this standard will result in the reclassification of $15,058 in deferred financing costs at January 31, 2016 from assets to a deduction from the related debt liability.

            In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

            In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            Not applicable.

Item 8. Financial Statements and Supplementary Data

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Naked Brand Group Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Naked Brand Group Inc. as of January 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (capital deficit), and cash flows for each of the two years in the period ended January 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naked Brand Group Inc. at January 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred a net loss of $19,063,399 for the year ended January 31, 2016 and the Company expects to incur further losses in the development of its business. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY

April 28, 2016

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Naked Brand Group Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

As at January 31,	2016	2015

ASSETS
Current assets
Cash	$4,780,994	$1,943,235
Accounts receivable, net of allowances	127,422	99,145
of $64,998 (2015: $7,761)
Inventory, net	921,449	183,226
Prepaid expenses and deposits	956,807	383,651
Total current assets	6,786,672	2,609,257
Equipment, net	13,215	21,141
Intangible assets, net	73,095	44,156
Deferred costs	15,058	43,422

TOTAL ASSETS	$6,888,040	$2,717,976

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$993,399	$299,887
Interest payable	6,025	62,650
Factored line of credit	527,711	-
Promissory notes payable	3,450	3,450
Current portion of convertible promissory notes	600,000	-
Total current liabilities	2,130,585	365,987
Deferred compensation	170,369	170,369
Convertible promissory notes	-	605,850
Derivative financial instruments	-	3,799,950

TOTAL LIABILITIES	2,300,954	4,942,156

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock
Authorized 11,250,000 common shares, par value $0.001 per share Issued and outstanding 6,069,982 common shares (2015: 1,010,391)	6,070	1,011
Common stock to be issued	15,000	15,000
Accumulated paid-in capital	50,953,341	25,083,735
Accumulated deficit	(46,381,080)	(27,317,681)
Accumulated other comprehensive loss	(6,245)	(6,245)
Total stockholders' equity (capital deficit)	4,587,086	(2,224,180)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)	$6,888,040	$2,717,976

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Operations
(Expressed in US Dollars)

For the year ended January 31,	2016	2015

Net sales	$1,389,414	$557,212

Cost of sales	1,291,219	800,695

Gross profit (loss)	98,195	(243,483)

Operating Expenses
General and administrative expenses	11,726,989	6,690,553
Foreign exchange	9,225	26,323

Total operating expenses	11,736,214	6,716,876

Operating loss	(11,638,019)	(6,960,359)

Other income (expense)
Interest expense	(878,934)	(465,618)
Accretion of debt discounts and finance charges	(7,255,346)	(2,425,697)
Derivative expense	-	(12,028,383)
Gain (loss) on extinguishment of debt	-	(810,765)
Debt conversion expense	-	(309,011)
Fair value mark-to-market adjustments	708,900	1,921,568

Total other income (expense)	(7,425,380)	(14,117,906)

Net loss for the period	$(19,063,399)	$(21,078,265)

Net loss per share
Basic	$(10.13)	$(23.33)
Diluted	$(10.13)	$(23.33)

Weighted average shares outstanding
Basic	1,881,901	903,659
Diluted	1,881,901	903,659

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

							Total
						Accumulated	Stockholders'
			Accumulated	Common		Other	Equity
	Common Stock		Paid-in	stock to	Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	be issued	Deficit	Loss	Deficit)
Balance, February 1, 2014	868,204	$868	$4,907,955	$7,500	$(6,239,416)	$(6,245)	$(1,329,338)
Shares issued in connection with promissory notes	1,000	1	2,749	-	-	-	2,750
Modification of convertible debt terms and warrants	-	-	697,400	-	-	-	697,400
Return to treasury pursuant to private placement escrow agreement	(15,000)	(15)	15	-	-	-	-
Shares issued in settlement of debt	55,145	55	539,254	-	-	-	539,309
Shares issued in exchange for services rendered	5,625	6	32,394	7,500	-	-	39,900
Shares issued as payment for interest owing under convertible debt arrangements	48,750	49	274,774	-	-	-	274,823
Shares issued pursuant the conversion of debt	46,667	47	139,953	-	-	-	140,000
Derivative liability reclassifications	-	-	15,171,000	-	-	-	15,171,000
Stock based compensation	-	-	3,318,241	-	-	-	3,318,241
Net loss for the year	-	-	-	-	(21,078,265)	-	(21,078,265)
Balance, January 31, 2015	1,010,391	$1,011	$25,083,735	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant to the conversion of debt	79,025	79	236,985	-	-	-	237,064
Shares issued in exchange for services rendered	2,500	2	11,998	-	-	-	12,000
Shares issued as payment for interest owing under convertible debt arrangements	183,205	183	774,964	-	-	-	775,147
Shares issued pursuant to the exercise of amended warrants	585,705	586	2,342,243	-	-	-	2,342,829
Less: commissions paid	-	-	(91,422)	-	-	-	(91,422)
Shares issued in a public offering	1,875,000	1,875	7,498,125	-	-	-	7,500,000
Less: share issue costs	-	-	(623,720)	-	-	-	(623,720)
Shares issued upon automatic conversion of debentures	2,312,150	2,312	6,934,138	-	-	-	6,936,450
Rounding shares issued in connection with reverse stock split	22,006	22	(22)	-	-	-	-
Derivative liability reclassifications	-	-	3,091,050	-	-	-	3,091,050
Stock based compensation	-	-	5,632,267	-	-	-	5,632,267
Modification of warrants	-	-	63,000	-	-	-	63,000
Net loss for the year	-	-	-	-	(19,063,399)	-	(19,063,399)
Balance, January 31, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

For the year ended January 31,	2016	2015

Cash flows from operating activities
Net loss for the year	$(19,063,399)	$(21,078,265)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	26,877	2,109
Provision for obsolete inventory	211,000	179,000
Depreciation and amortization	17,420	29,858
Other non cash items (Schedule 1)	12,178,713	17,333,256
Unrealized foreign exchange	-	2,760
Finance fees paid in connection with debt extinguishment	-	(38,008)
Changes in operating assets and liabilities:
Accounts receivable	(55,154)	(32,395)
Advances receivable	-	50,000
Prepaid expenses and deposits	(573,156)	(312,985)
Inventory	(949,223)	241,820
Accounts payable	705,485	(312,499)
Interest payable	722,231	62,650
Deferred compensation	-	170,369
Net cash used in operating activities	(6,779,206)	(3,702,330)

Cash flows from investing activities
Acquisition of intangible assets	(33,314)	(27,549)
Purchase of equipment	(5,119)	(21,429)
Net cash used in investing activities	(38,433)	(48,978)

Cash flows from financing activities
Proceeds from share issuances	9,842,829	-
Share issuance offering costs	(715,142)	-
Proceeds from the issuance of promissory notes	-	927,168
Repayments of promissory notes	-	(413,385)
Proceeds from convertible promissory notes	-	6,094,100
Repayments of convertible promissory notes	-	(364,640)
Debt offering costs	-	(616,178)
Repayments on factoring arrangements	(732,289)	-
Advances under factoring arrangements	1,260,000	-
Net cash provided by financing activities	9,655,398	5,627,065

Net increase in cash	2,837,759	1,875,757
Cash at beginning of the year	1,943,235	67,478
Cash at end of the year	$4,780,994	$1,943,235

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

Supplemental Cash Flow Information

For the year ended January 31,	2016	2015

Cash paid during the year for:
Interest	$125,140	$112,251
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accounts payable with equity	$12,000	$11,158
Settlement of notes through the issuance of shares	-	225,308
Reclassification of derivative liability to additional paid in capital	3,091,050	-
Conversion of convertible debt to shares	7,169,809	-
Interest paid in shares	778,856	-

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Shares to be issued in exchange for services	$-	$39,900
Finance charge in connection with modification of warrant terms	63,000	-
Loss on extinguishment of debt	-	810,765
Stock based compensation	5,632,267	3,318,241
Derivative expense	-	12,028,383
Change in fair value of derivative financial instruments	(708,900)	(1,921,568)
Debt issuance costs paid in warrants	-	1,552,700
Debt conversion expense	-	309,011
Amortization of deferred financing fees	28,364	674,069
Interest capitalized to convertible debt	-	10,372
Shares issued as penalty under debt agreements	-	1,250
Interest paid in kind	-	274,823
Accretion of debt discount	7,163,982	235,310

	$12,178,713	$17,333,256

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

1.        Nature of Business

Naked Brand Group Inc. (the “Company”) is a manufacturer and seller of direct and wholesale men’s and women’s undergarments and intimate apparel in the United States and Canada to consumers and retailers through its wholly owned subsidiary, Naked Inc. (“Naked”). The Company currently operates out of New York, United States of America.

Effective August 10, 2015, the Company effected a reverse stock split of its common stock on the basis of 1:40. As such, the Company’s authorized capital was decreased from 450,000,000 shares of common stock to 11,250,000 shares of common stock and an aggregate of 53,278,818 shares of common stock issued and outstanding were decreased to 1,331,977 shares of common stock. These financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

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

As of January 31, 2016, the Company had not yet achieved profitable operations, had incurred a net loss of $19,063,399 and had an accumulated deficit of $46,381,080 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.        Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Accounting

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Naked. All inter-company transactions and balances have been eliminated.

Reporting Currency and Foreign Currency

The functional currency of the Company is the US dollar. Transaction amounts denominated in foreign currencies are translated into their US dollar equivalents at exchange rates prevailing at the transaction dates. Financial instruments denominated in foreign currencies are revalued each period at exchange rates prevailing at each balance sheet date until settled. Foreign currency gains and losses on transactions or settlements are recognized in the consolidated statement of operations.

These consolidated financial statements have been presented in US dollars, which is the Company’s reporting currency.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP in the United States of America.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of January 31, 2016 and 2015, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2016	2015
United States	$1,090,024	$343,769
Canada	299,390	213,443
	$1,389,414	$557,212

At January 31, 2016, the net book value of long-lived assets all located within North America were as follows:

	2016		2015
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$7,091	$53,738	$12,688	$14,211
Canada	6,124	19,357	8,453	29,945

	$13,215	$73,095	$21,141	$44,156

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonable assured.

Accounts receivable consist of amounts due from customers and are recorded upon the sale of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. The Company estimates an allowance for doubtful accounts based on historical losses, the existing economic conditions and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

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

Equipment

Equipment is recorded at cost. Equipment is depreciated using the straight-line method over the estimated useful lives.

The estimated useful lives for each asset group are as follows:

Years

Furniture and equipment	5
Computer equipment	2

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

If the Company assesses that there is a likelihood of impairment, then the Company will perform a quantitative analysis comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value. Management has determined that no impairment has been identified in the years ended January 31, 2016 or 2015.

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping, warehousing and handling activities are included within operating expenses on the consolidated statements of operations.

(i)

Shipping costs associated with marketing related promotions are included as a component of general and administrative expenses. These shipping costs were $10,440 for the year ended January 31, 2016 ($25,930 for the year ended January 31, 2015).

(ii)	Shipping costs billed to customers are recorded as revenues and related out-bound shipping costs incurred by the Company are recorded as cost of sales.

(iii)

Warehousing and handling costs, and shipping costs associated with transfers of inventory to and from third party warehouses to the Company’s warehouse are included in general and administrative expense as warehouse management. These warehousing, shipping and handling costs were $404,092 for the year ended January 31, 2016 ($91,000 for the year ended January 31, 2015).

Advertising Expense

The Company expenses advertising costs to operations during the period in which they are incurred. The Company expensed $201,198 and $38,278 related to advertising for the years ended January 31, 2016 and 2015, respectively.

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

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company recognizes the impact of a tax position in the consolidated financial statements if the position is more likely than not to be sustained upon examination on the technical merits of the position. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of January 31, 2016 and 2015, respectively; consequently, no interest or penalties have been accrued by the Company.

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, related party payables and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of promissory notes payable outstanding at January 31, 2016 and 2015, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

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

	2016	2015
Risk-free interest rate	0.33%	0.61%
Expected life (years)	0.67	2.34
Expected volatility (1)	91.47%	147.42%
Stock price	$2.79	$4.80
Dividend yields	0.00%	0.00%

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(1) Where the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

The Company determined that the fair value of the convertible promissory notes at January 31, 2016 was $567,776 (2015: $15,476,300) based on a market interest rate of 18%.

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

The Company estimates the fair value of these instruments using the binomial option pricing model. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820.

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

Loss per share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common stock at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the convertible debt or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the years ended January 31, 2016 and 2015, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

Net loss per share was determined as follows:

	2016	2015
Numerator
Net loss	$(19,063,399)	$(21,078,265)

Denominator
Weighted average shares outstanding	1,881,901	903,659
Effect of dilutive securities
Warrants and options	-	-
Convertible debt	-	-
Diluted weighted average shares outstanding	1,881,901	903,659
Basic net loss per share	$(10.13)	$(23.33)
Diluted net loss per share	$(10.13)	$(23.33)
Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	3,836,472	3,423,399
Convertible debt	60,000	2,449,944
	3,896,472	5,873,343

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Accounting for Stock-Based Compensation

ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), requires that compensation expense for employee stock-based compensation be recognized over the requisite service period based on the fair value of the award, at the date of grant.

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

Based on guidance in ASC 505-50, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically remeasured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company has not yet evaluated the impact of the adoption of this new standard.

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

In April 2015, the FASB, issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company plans to adopt this standard beginning February 1, 2016. Adoption of this standard will result in the reclassification of $15,058 in deferred financing costs at January 31, 2016 from assets to a deduction from the related debt liability.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

4.        Inventory

Inventory of the Company consisted of the following:

	2016	2015

Finished goods	$1,308,442	$362,226
Raw material	3,007	-
	1,311,449	362,226
Less: allowance for obsolete inventory	(390,000)	(179,000)

Total inventory	$921,449	$183,226

Balances at January 31, 2016 and 2015 are recorded at historical cost, less amounts for potential declines in value. At January 31, 2016, management has recorded an allowance for obsolescence of $390,000 (2015: $179,000) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

5.        Equipment

Equipment of the Company consisted of the following at January 31, 2016 and January 31, 2015:

	2016	2015

Furniture & equipment	$10,250	$11,630
Computer equipment	26,082	20,963

	36,332	32,593
Less: Accumulated depreciation	(23,117)	(11,452)

	$13,215	$21,141

Depreciation expense for the year ended January 31, 2016 was $13,047 (2015: $6,588).

Intangible Assets

Intangible assets of the Company consisted of the following at January 31, 2016 and 2015:

			Useful life
	2016	2015	(Years)

Trade Names/Trademarks	$73,095	$39,781	Indefinite
Website	49,512	49,512	2

	122,607	89,293
Less: accumulated amortization	(49,512)	(45,137)

	$73,095	$44,156

Amortization expense for the year ended January 31, 2016 was $4,375 (2015: $23,270).

6.        Related Party Transactions and Balances

Related Party Balances

At January 31, 2016, included in accounts payable and accrued liabilities is $43,089 (2015: $17,060) owing to directors and officers of the Company for reimbursable expenses and unpaid fees. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At January 31, 2016, an amount of $Nil (2015: $978,779) in principal amounts of convertible notes payable and $Nil (2015: $8,247) in accrued interest payable, was owing to directors and officers of the Company. Included in convertible notes payable at January 31, 2016 is an amount of $Nil (2015: $791) in respect of these amounts owing, after applicable unamortized debt discounts.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Related party transactions

During the year ended January 31, 2016, included in general and administrative expenses is $Nil (2015: $58,400) in respect of directors fees and investor relations fees, $5,334,266 (2015: $3,147,400) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $282,277 (2015: $132,500) in respect of marketing fees, of which $90,777 (2015: $Nil) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Pursuant to a board agreement dated September 24, 2013, the Company agreed to issue 1,875 shares of common stock every three months over the term of the one-year contract in connection with the appointment of a director of the Company, for an aggregate of 7,500 shares of common stock over the term. During the year ended January 31, 2016, the Company recorded directors’ fees of $Nil (2015: $24,900) in respect of common stock earned under this agreement. The fair values per share were determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 1,428,750 shares of common stock of the Company, equal to 20% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis, (the “CEO Options”), with each option exercisable at $5.12 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company has agreed to issue 2,500 shares of common stock to a consultant of the Company. An amount of $15,000 is included in common stock to be issued at January 31, 2016 in respect of these 2,500 shares. The fair value of $4.80 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. At January 31, 2016, an amount of $170,369 (2015: $170,369) in deferred compensation related to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement. During the year ended January 31, 2016, the CEO received minimum wage compensation of $16,640 (2015: $10,400) under the terms of this employment agreement.

On June 10, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary has not yet been paid as of January 31, 2016. The Company has accrued her base salary compensation payable and at January 31, 2016, an amount of $266,664 (2015: $Nil) is included in accounts payable and accrued liabilities in respect of such base salary payable. The CEO has agreed to allow the Company to defer payment of her salary provided such amounts accrue interest at a rate of 3% per annum. The Company is currently negotiating settlement of this base salary payable with the CEO.

Effective June 9, 2014, the Company entered into an employment agreement with the Chief Financial Officer (the “CFO”) of the Company for a term of four years whereby (a) the CFO shall be entitled to a base salary of $200,000 per year; and (b) the CFO received a sign-on stock option grant to purchase 70,000 shares of common stock of the Company (the “CFO Options”), with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant. Subsequent to January 31, 2016, the CFO retired and as such, his employment agreement was terminated. Pursuant to the termination of this agreement, the Company entered into a separation agreement whereby the CFO will receive (i) severance payment equal to one hundred thousand dollars ($100,000), which is the equivalent of six (6) months of severance pay, payable in equal monthly installments and (ii) a payment equal to accrued and unused vacation time through the date of his retirement. Additionally, the unvested CFO Options were immediately forfeited on the date of his retirement and any vested CFO Options will be exercisable until ninety (90) days after the date of his retirement, at which time the vested CFO options will also expire.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Effective June 23, 2014, the Company entered into an employment agreement with an officer (the “Officer”) of the Company for a term of four years whereby (a) the Officer shall be entitled to a base salary of $175,000 per year; and (b) the Officer received a sign-on stock option grant to purchase 92,500 shares of common stock of the Company, with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant.

7.        Factoring Line of Credit

On June 11, 2015, the Company entered into a factoring agreement (the “Factoring Agreement”) with Capital Business Credit LLC (the “Factor”) whereby the Company may borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the Factoring Agreement. A director and officer of the Company has provided side collateral of $500,000 to support a portion of the borrowings and has guaranteed repayment of the Company’s indebtedness and performance of its obligations under the Factoring Agreement. The facility is secured by a general security interest over all of the Company assets and interests. The term of the agreement is for a period of one year and will automatically renew for additional one year terms, unless terminated at any time by the Factor or by the Company prior to such renewal, with thirty days’ prior written notice.

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

The facility bears interest on the daily net balance of any moneys owed at a rate of the greater of (i) 5.5% per annum; and (ii) 2% above the Prime Rate as quoted in the Wall Street Journal (the “Prime Rate”). At January 31, 2016, the Prime Rate was 3.25%, thus the facility was bearing interest at 5.5% . To the extent that net advances owing exceed the borrowing base described above, additional interest of 1% per annum shall be charged based upon the daily balance of any such over advance.

Factor expenses and interest charged to operations during the year ended January 31, 2016 were $35,582 (2015: $Nil). At January 31, 2016, an amount of $527,711 (2015: $Nil) was owing under the terms of the Factoring Agreement, for advances made to the Company, net of repayments of such advances through the collection of factored receivables.

8.        Promissory Notes Payable

(i)

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At January 31, 2016, an amount of $3,450 (CDN$3,750) (2015: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

During the year ended January 31, 2015, the Company recorded accretion expense of $3,280 (2014: $Nil) in respect of the accretion of the discount on this note.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(ii)

On April 7, 2014, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company agreed to issue 6% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate principal amount of $1,083,797. As consideration, the Company (i) received cash proceeds equal to $878,704; (ii) exchanged a promissory note with an outstanding amount of $76,388, being the principal and accrued interest due under a convertible promissory note dated December 24, 2013 for the issuance of a SPA Note in the same amount; and (iii) exchanged a promissory note with an outstanding amount of $128,705, being the remaining principal amount due under a convertible promissory note dated October 2, 2013 for the issuance of a SPA Note in the same amount.

Repayment of the SPA Notes was collateralized against all the tangible and intangible assets of the Company. The principal amount of $1,083,797 was to mature on April 7, 2015 (the “Maturity Date”) and was bearing interest at the rate of 6% per annum, payable on the Maturity Date. On June 10, 2014, these notes, along with accrued interest of $10,362 were exchanged for securities in a subsequent offering (Note 9(i)), at an exchange rate equal to 90% of the price paid by investors in that offering. During the year ended January 31, 2015, the Company recorded debt conversion expense of $121,573, related to this purchase price discount upon these Notes being converted for units in the subsequent offering.

The Company incurred $89,849 in issuance costs in respect of the SPA Notes.

During the year ended January 31, 2016, the Company recorded $Nil (2015: $10,372) in respect of interest on the SPA Notes and $Nil (2015: $89,849) in respect of the accretion of deferred financing fees on the SPA Notes.

(iii)

During the year ended January 31, 2014, the Company received $75,000 in respect of a promissory note in the principal amount of $75,000. The promissory note matured on February 1, 2014 and was bearing interest at a rate of 10% per annum payable at maturity.

During the year ended January 31, 2015, the Company issued 19,922 shares of common stock of the Company in full and final settlement of this note, along with accrued interest of $4,685. This resulted in a loss on extinguishment of debt of $119,528 being recorded on the consolidated statements of operations during the year ended January 31, 2015. The fair value of the shares issued of $199,213 was determined with reference to the quoted market price of the Company’s common stock on the date of issuance.

(iv)	During the year ended January 31, 2015, the Company repaid two promissory notes in the aggregate principal amount of CDN$109,212.

During the year ended January 31, 2016, the Company recorded accretion expense of $Nil (2015: $16,755) in respect of the accretion of the discounts on these notes and financing fees of $Nil (2015: $935) in respect of a finder’s fee paid in connection with the issuance of one of the notes.

(v)

On January 13, 2014, the Company issued a promissory note in the principal amount of $309,062, which was comprised of: (i) $250,000 consideration received; (ii) an OID of $37,500, being 15% of the proceeds received; and (iii) an amount of $21,562, being the remaining principal balance due under a separate note agreement with the same lender.

The promissory note was repayable in five monthly instalments of $41,667 over the term of the note plus one final balloon payment of $63,229 at its maturity on July 13, 2014. The Company repaid this promissory note during the year ended January 31, 2015.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

During the year ended January 31, 2016, the Company recorded accretion expense of $Nil (2015: $33,972) in respect of the accretion of the discount on this note.

9.        Convertible Promissory Notes Payable

	January 31, 2016	January 31, 2015

Senior Secured Convertible Debentures, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to First and Second Kalamalka Amendment Agreement, due June 10, 2017 (i).	$-	$7,169,832
First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due October 1, 2016 (Note 9 (i)) (ii))	600,000	600,000
Less: debt discounts	-	(7,163,982)
	600,000	605,850
Less: current portion	(600,000)	-
	$-	$605,850

(i)	Senior Secured Convertible Debentures

On June 10, 2014 and July 8, 2014, the Company entered into Subscription Agreements (collectively, the “Subscription Agreements”) with several investors (collectively, the “Purchasers”) in connection with a private placement offering (the “Offering”) for aggregate gross proceeds of $7,309,832 through the sale of 292 units (the “Units”) at a price of $25,000 per Unit. Each Unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 (each, a “Debenture”) and (ii) warrants to purchase 4,167 of our common stock at an exercise price of $6.00 per share, subject to certain adjustment as set out in the warrant agreements (the “Warrants”).

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

The aggregate principal amount was due on June 10, 2017 and was bearing interest at the rate of 6% per annum, payable semi-annually, in cash or in shares of common stock, at the option of the Company provided certain equity conditions of the Debentures had been met, valued at the then conversion price of the Debentures. During the year ended January 31, 2016, the Company issued an aggregate of 101,239 (2015: 48,750) shares of common stock as payment of $303,717 (2015: $146,245) in interest payable at regular interest payment dates under the terms of the Debentures. These shares of common stock were recorded at their fair value of $463,679 (2015: $274,823) on such interest payment dates, which was determined with reference to the quoted market price of the shares on such dates.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Debentures, along with any accrued and unpaid interest thereon, could be converted at any time, at the option of the holder, into common stock of the Company at a conversion price of $3.00 per share, subject to adjustment under the terms of the Debentures. Further, the Debentures would automatically convert into shares of the Company’s common stock (i) upon the closing of any financing with aggregate gross proceeds to the Company of at least $10,000,000 provided that the valuation of the Company was at least $50,000,000 or (ii) if the volume weighted average price of the Company’s shares was at or above $15 for at least 20 consecutive trading days.

Repayment of the Debentures was collateralized against all the assets of the Company and its subsidiary, pursuant to a security agreement between the Company and an agent for the Purchasers.

The Company issued an aggregate of 1,218,308 Warrants to the Purchasers to purchase, for a period of five years from the date of issuance, up to 1,218,308 shares of common stock at an initial exercise price of $6.00 per share, subject to adjustment. The Company has the right to call the Warrants if the volume weighted average closing price of its common stock exceeds $16.00 per share for more than 20 consecutive trading days at any time after June 10, 2016. In that event, the Warrants will expire 30 days following the date the Company delivers notice in writing to the Warrant holders announcing the call of the Warrants.

At the date of issuance of the Debentures and Warrants, the Company was authorized to issue 2,500,000 shares of common stock, which was insufficient to settle the conversion of the Debentures and exercise of the Warrants. Consequently, under the guidance of ASC 815, management recorded a derivative financial instrument in the Company’s consolidated financial statements during the year ended January 31, 2015 (Note 11).

In connection with the Subscription Agreements, the Company also entered into a Registration Rights Agreement with each Purchaser (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the shares that have been or may be issued to the Purchasers upon conversion of the Debentures and upon exercise of the Warrants (the “Registration Statement”). The terms of the Registration Rights Agreement also triggered the requirement to account for the related embedded conversion option and investor warrants that have not been included in an effective registration statement as derivative financial instruments pursuant to the guidance of ASC 815.

The Company also agreed to grant piggyback registration rights whereby the Company is required to include the shares of common stock issuable pursuant to exercise of the Agent Warrants (as defined below) in the Registration Statement.

The Company allocated the proceeds from the issuance of the Debentures first to the derivative financial instruments, at their fair values, with the remainder being allocated to the Debentures. The fair value of the derivative financial instruments of $19,338,215 at issuance resulted in a debt discount at issuance of $7,309,832, the entire aggregate principal balance of the Debentures. The remaining derivative financial instruments value over the proceeds of the debt at issuance of $12,028,383 was immediately expensed on the consolidated statements of operations as derivative expense, during the year ended January 31, 2015. This discount was being amortized using the effective interest method over the term of the Debentures.

During the year ended January 31, 2016, the Company recorded regular accretion expense of $59,935 (2015: $5,895) in accretion of this discount.

In connection with the Offering, the Company incurred finance fees of $2,021,213 as follows:

(i)	The Company paid a cash commission of $468,513, or 8% of the gross proceeds raised from certain of the Purchasers;

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

(ii)

The Company issued 276,592 warrants to acquire common stock equal to 8% of the aggregate number of shares issuable upon conversion of the Debentures and exercise of the Warrants with respect to certain of the Purchasers (the “Agent Warrants”), on the same terms as the Warrants, except that the Agent Warrants are (i) exercisable at 100% of the conversion or exercise price of the Debentures and Warrants issued to the Purchasers in the Offering and (ii) contain a cashless exercise provision.

The fair value of the Agent Warrants of $1,552,700 was determined using an option pricing model under the following assumptions:

	June 10, 2014	July 8, 2014
Risk-free interest rate	1.71%	1.70%
Expected life (years)	5.00	5.00
Expected volatility (1)	147.39%	147.39%
Stock price at issuance	$6.00	$6.50
Dividend yields	0.00%	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

The finance fees were allocated to the Debentures and related derivative financial instruments in the same proportion as the allocation of proceeds to each instrument at the issuance date and, consequently, since the derivative financial instruments were allocated 100% of the proceeds, these finance charges were allocated to the derivative financial instrument at issuance and, as a result of these instruments being carried at fair value, were recorded as an immediate finance expense on the consolidated statements of operations during the year ended January 31, 2015.

On September 8, 2014, the Company filed registration statement on Form S-1 with the SEC to register the sale of up to 1,039,276 shares of common stock issuable upon exercise of certain of the warrants issued in connection with the Offering, including 60,000 warrants issued under the Kalamalka Notes (Note 9(ii)) which contained piggyback registration rights, and 979,276 of the Warrants. On October 8, 2014, the SEC declared the registration statement effective.

During the year ended January 31, 2016, the Company issued an aggregate of 79,025 (2015: 46,667) shares of common stock pursuant to the conversion of debt, including 77,789 (2015: 46,667) shares for $233,358 (2015: $140,000) in principal amounts converted, and 1,236 (2015: Nil) shares as payment of $3,706 (2015: $Nil) in accrued and unpaid interest, not inclusive of the Automatic Conversion described below. The Company also recorded accelerated accretion expense of $232,918 (2015: $139,896) in respect of principal amounts converted during the year, not inclusive of the Automatic Conversion described below.

Effective August 3, 2015, the Company amended the Debentures via the written consent of the Company and the holders of a majority of the aggregate principal amount of the Debentures outstanding such that the automatic conversion provisions of the Debentures were amended to provide that (i) the Debentures would automatically convert into shares of the Company’s common stock upon the closing, or any combination of closings, of any equity offerings or financings with aggregate gross proceeds to the Company of at least $8,000,000; and (ii) the amount of principal and interest to be converted in connection with such an automatic conversion shall include an additional amount of interest equal to six (6) months of interest that would have accrued under the terms of the Debentures.

On December 23, 2015, the Company completed an underwritten public offering of its common stock, which triggered the automatic conversion of the Debentures such that the outstanding aggregate principal amount of $6,936,450 plus outstanding accrued and unpaid interest of $37,805, and additional interest of $208,093, equal to six (6) months of interest that would have accrued under the terms of the Debentures (the “Bonus Interest”), was automatically converted into an aggregate of 2,394,116 shares of common stock at a conversion price equal to $3.00 per share (the “Automatic Conversion”).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company accounted for the Automatic Conversion of the Debentures under the guidance of ASC 470- 20 Debt with Conversion and Other Options whereby the carrying amount of the Debentures, including any unamortized debt discount, was credited to equity with no gain or loss recognized. In connection with the Automatic Conversion, the Company recorded accelerated accretion expense of $6,871,129, being the remaining unamortized debt discount at the Automatic Conversion date, and then the principal amounts converted of $6,936,450 were credited to equity. Accordingly, the Company issued 2,312,150 shares of common stock for the conversion of principal amounts outstanding pursuant to the Automatic Conversion. In addition, the Company issued an aggregate of 81,966 shares of common stock as payment of accrued and unpaid interest of $37,805 and the Bonus Interest of $208,093. These shares were recorded as interest expense on the consolidated statement of operations, at their fair value of $311,468, which was determined with reference to the quoted market price on the date of issuance.

(ii)	Senior Secured Convertible Note Agreements with Kalamalka Partners

On August 10, 2012, and November 14, 2013, the Company and its wholly owned subsidiary, Naked, entered into certain Agency Agreements (the “Agency Agreements”) with Kalamalka and certain lenders (the “Lenders”) as set out in the Agency Agreements whereby the Company agreed to borrow up to $800,000 from the Lenders under a revolving loan arrangement by the issuance of convertible promissory notes (the “Notes”) from time to time as such funds are required by the Company.

The Notes were collateralized by a first priority general security agreement over the present and future assets of the Company and were bearing interest at 12% per annum, calculated and payable monthly. The principal amounts outstanding under any Note and all accrued and unpaid interest therein, were convertible into common stock at $30 per share at any time at the option of the Lender. These terms were later amended, as described below. On November 14, 2013, the Company entered into another Agency and Interlender Agreement with Kalamalka and certain lenders whereby the Company agreed to borrow up to an additional $300,000.

During the year ended January 31, 2016, the Company recorded accretion expense of $Nil (2015: $5,587) in respect of the accretion of the original debt discounts on these Notes, and $Nil (2015: $18,300) in financing charges in respect of the amortization of fees incurred in connection with their issuance and modification.

On April 4, 2014, the Company entered into another Amendment Agreements with Kalamalka and certain of the Lenders (the “Amendment Agreements”). In connection with the Amendment Agreements, the Company amended several of the Notes in the aggregate principal amount of $600,000 as follows; (i) the Company extended the due date of the Notes to October 1, 2016; (ii) the Company reduced the interest rate accruing under the Notes to 6% per annum, calculated and payable quarterly; (iii) the Company removed certain borrowing margin requirements; (iv) the Company reduced the conversion price on Notes in the aggregate principal amount of $400,000 from $20 per share to $10 per share; and (v) 12,500 share purchase warrants exercisable at a strike price of $20 until August 10, 2017 held by Kalamalka and 2,500 share purchase warrants at a strike price of $20 until August 10, 2018 (the “Existing Warrants”) were exchanged for 15,000 New Warrants, as defined and described below (the “Exchanged Warrants”).

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

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the amendments. The amendments were considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting and calculated a loss on extinguishment of debt of $697,400 as the premium of the aggregate fair value of the amended notes and New Warrants and Exchanged Warrants of $1,273,800 over their carrying values of $576,400 immediately prior to the amendments. The Company calculated the fair value of the amended Notes by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the Black Scholes option pricing model to determine the fair value of the conversion features, using the following assumptions:

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

The fair value of the Exchanged Warrants of $23,300 was determined as the difference between the fair value of these warrants exchanged and the fair value of the New Warrants received. The fair values were determined using the Black Scholes option pricing model with the following weighted average assumptions:

	Existing	Exchanged
	Warrants	Warrants
Risk-free interest rate	0.96%	1.71%
Expected life (years)	3.52	5.00
Expected volatility (1)	146.70%	149.76%
Stock price at date of issuance	$9.20	$9.20
Dividend yields	0.00%	0.00%

(1)

As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company estimated expected share price volatility based on the historical share price volatility of comparable entities.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The loss was recorded on the consolidated statement of operations during the year ended January 31, 2015, with a corresponding credit to additional paid in capital. In connection with the Amendment Agreements, the Company incurred $36,993 in financing fees. These costs have been recorded as a deferred financing charge and are being amortized using the effective interest method over the term of the amended Notes. During the year ended January 31, 2016, the Company recorded financing expense of $28,364 (2015: $23,043) in respect of the amortization of these charges.

During the year ended January 31, 2015, the remaining Note in the aggregate principal amount of $100,000 plus $1,868 in accrued interest therein was settled by the issuance of 25,467 common stock of the Company at a conversion price of $4 per share. The Company recorded debt conversion expense of $187,438, related to the fair value of the additional units issued as a result of converting at the lower conversion price than the contractual conversion rate. The fair value of the shares issued of $289,306 was determined with reference to their quoted market price on the date of issuance.

(iii)

On June 5, 2014, the Company entered into a Note Termination Agreement pursuant to which the Company agreed to settle the full amount outstanding under a convertible promissory note in the principal amount of $124,444 in exchange for (i) a one-time cash payment of $175,000 and (ii) 8,250 common stock of the Company. The promissory note had been convertible, at any time by the lender, into shares of common stock of the Company at a price which is the lesser of $10.60 or 60% of the lowest trade price in the 25 trading days prior to the conversion (the “Conversion Price”). This resulted in a loss on extinguishment of debt of $38,405, being the fair value of aggregate consideration given of $217,240 less the book value of this Note of $3,735 (after a debt discount of $120,709) and a related embedded conversion feature being accounted for as a derivative liability of $175,100. The fair value of the shares issued of $42,240 was determined with reference to the quoted market price of the Company’s common stock on the date of issuance.

During the year ended January 31, 2016, the Company recorded accretion expense of $Nil (2015: $2,065) in respect of the accretion of the discount on this note.

(iv)

During the year ended January 31, 2015, the Company repaid various convertible promissory notes in the aggregate principal amount of $133,500 through cash payments of $189,640. The repayment of these promissory notes resulted in net gains on extinguishment of debt of $32,958, being the cash consideration paid upon redemption less the carrying value of the Note and any related embedded conversion features of $64,900, which were being accounted for as derivative financial instruments.

During the year ended January 31, 2016, the Company recorded accretion expense of $Nil (2015: $20,106) in respect of the accretion of the discount on this note and financing charges of $Nil (2015: $17,124) in respect of the amortization of third party debt issuance costs incurred in connection with this note.

(v)

During the year ended January 31, 2015, the Company repaid a convertible promissory note in the principal amount of $128,705 through a debt settlement agreement with the lender whereby the Company agreed to exchange the remaining outstanding principal amount for a 6% senior secured convertible note, which was later converted into a Subsequent Financing. (Note 9(i)).

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the exchange of debt instruments. Under the guidance of ASC 470-50, the exchange was considered a substantial change in the terms of the loan facility and, accordingly, the Company applied debt extinguishment accounting. The Company calculated the fair value of the amended Note by discounting future cash flows using a discount rate representative of current borrowing rates for debt instruments and valuing the discount included in the amended note with respect to its conversion into a Subsequent Financing (Note 9(i)). There was a trivial gain on settlement which was not recorded in these consolidated financial statements.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

During the year ended January 31, 2016, the Company recorded accretion expense of $Nil (2015: $7,754) in respect of the accretion of the discount on this note and financing charges of $Nil (2015: $4,857) in respect of the amortization of third party debt issuance costs and interest costs incurred in connection with this note.

10.      Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 9 (i)), which have no observable market data and are derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy, at January 31, 2016 and 2015:

	2016	2015
Embedded conversion features	$-	$1,769,100
Warrants	-	2,030,850
	$-	$3,799,950

These derivative financial instruments arise as a result of applying ASC 815, which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

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

During the year ended January 31, 2015, the Company received stockholder approval through written stockholder consent to increase the authorized shares of common stock in the Company from 2,500,000 to 11,250,000, which amount was sufficient to fully settle all the outstanding contracts. In addition, during the year ended January 31, 2015, the registration statement covering the resale of certain of the warrants covered under the Registration Rights Agreement that were required to be accounted for as derivative liabilities, was filed with and was declared effective by the SEC. Additionally, certain registration exemptions were triggered to permit the resale of certain of the shares underlying embedded conversion features.

During the year ended January 31, 2016, the Company obtained a waiver of the Registration Rights Agreement from certain remaining debenture holders, waiving their rights under the registration rights agreement that were triggering liability accounting.

Consequently, these warrants and embedded conversion features are no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of the triggering event or modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

As a result of the application of ASC 815, the Company has recorded these derivative financial instruments for the year ended January 31, 2016 and 2015 at their fair value as follows:

	2016	2015
Derivative financial instruments, beginning of the year	$3,799,950	$241,618
Fair value of warrants and embedded conversion features at commitment dates	-	20,890,900
Fair value mark to market adjustments	(708,900)	(1,921,568)
Extinguishment of derivative liability upon extinguishment of host contract	-	(240,000)
Reclassification of derivative liability upon change in triggering events	(3,091,050)	(15,171,000)

Derivative financial instruments, end of the year	$-	$3,799,950

During the year ended January 31, 2016, the Company recorded other income of $708,900 (2015: $1,921,568) related to the change in fair value of the warrants and embedded conversion features, which is presented in the change in fair value of derivative financial instruments in the accompanying consolidated statements of operations.

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at January 31, 2015 using the binomial option pricing model based on the following weighted average management assumptions:

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

11.      Stockholders’ Equity

Effective August 10, 2015, the Company effected a reverse stock split of the basis of 1:40. As such, the Company’s authorized capital was decreased from 450,000,000 shares of common stock to 11,250,000 shares of common stock and an aggregate of 53,278,818 shares of common stock issued and outstanding were decreased to 1,331,977 shares of common stock. These financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Authorized

11,250,000 shares of common stock, par value $0.001.

Year ended January 31, 2016

i)

In connection with a debt settlement agreement, the Company issued 2,500 shares of common stock to a consultant of the Company in exchange for services rendered. The fair value of $4.80 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. There was no gain or loss recorded in connection with issuance of these shares.

ii)

On July 3, 2015, the Company issued an aggregate 205,248 shares of common stock at $4 per share, in connection with warrant amendment agreements (the “Warrant Amendments”) for gross proceeds of $821,000. Under the terms of the Warrant Amendments, the holders of such warrants elected to reduce the exercise price of the warrants from $6 to $4, subject to a shortened exercise period and subject to certain resale restrictions on the shares issuable upon exercise of such warrants. Of the total, an aggregate of 140,249 of the shares issued were issued to the CEO and a director of the Company, for an aggregate exercise price of $560,996.

The Company determined that the Warrant Amendments must be accounted for using modification accounting pursuant to the guidance under Accounting Standards Codification 718 (“ASC 718”). Under this guidance, a short-term inducement offer shall be accounted for as a modification of the terms of equity based awards, to the extent that the inducement is accepted by the equity holders. Modification accounting requires the incremental fair value of the instrument arising from the modification to be recognized as an expense on the income statement, or a charge directly to equity, depending on the nature of the offer. The Company determined that it was appropriate to record the incremental fair value of the Warrant Amendments as an expense on the income statement and consequently the Company recorded the incremental fair value as a component of general and administrative expenses on the consolidated statement of operations for the year ended January 31, 2016. The Company determined that the incremental fair value of the instruments arising from the modification was $32,800, based on the difference between the fair value of the warrants immediately prior to the amendment and the fair value of these instruments immediately after the amendment. The fair values were determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate 1.33%, expected life: 3.94 years, expected volatility: 139.54%, dividend yields: 0.00%.

iii)

On August 3, 2015, the Company consummated a tender offer to amend and exercise certain warrants to purchase common stock of the Company. Under the terms of the tender offer, the holders of such warrants elected to reduce the exercise price of the warrants from $6 to $4, subject to a shortened exercise period and subject to certain resale restrictions on the shares issuable upon exercise of such warrants. Pursuant to the tender offer, the holders of an aggregate of 380,461 warrants agreed to amend their warrants and tendered and exercised such warrants for gross proceeds to the Company of $1,521,829.

In connection with the tender offer, the Company incurred issuance costs of $91,422.

The Company determined that the Warrant Amendments must be accounted for using modification accounting pursuant to the guidance under Accounting Standards Codification 718 (“ASC 718”). Under this guidance, a short-term inducement offer shall be accounted for as a modification of the terms of equity based awards, to the extent that the inducement is accepted by the equity holders. Modification accounting requires the incremental fair value of the instrument arising from the modification to be recognized as an expense on the income statement, or a charge directly to equity, depending on the nature of the offer. The Company determined that it was appropriate to record the incremental fair value of the Warrant Amendments as an expense on the income statement and consequently the Company recorded the incremental fair value as a finance fee on the consolidated statement of operations for the year ended January 31, 2016. The Company determined that the incremental fair value of the instruments arising from the modification was $63,000, based on the difference between the fair value of the warrants immediately prior to the amendment and the fair value of these instruments immediately after the amendment. The fair values were determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate 1.26%, expected life: 3.86 years, expected volatility: 138.81%, dividend yields: 0.00%.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

iv)

On December 23, 2015, the Company completed an underwritten public offering of 1,875,000 shares of its common stock at $4 per share for gross proceeds of $7,500,000. In connection with the offering, the Company incurred share issuance costs of $623,720 consisting of (i) a cash commissions equal to 8% of the gross proceeds from certain participants, equal to $548,720; (ii) warrants to purchase that number of shares of common stock equal to 8% of the shares sold in the offering, equal to 137,180 share purchase warrants and (iii) underwriter legal fees equal to $75,000.

Year ended January 31, 2015

v)	On May 12, 2014, the Company issued an aggregate of 45,388 shares of common stock in settlement of loans outstanding of $180,703, including aggregate accrued interest of $5,703.

vi)	On June 17, 2014, the Company issued 8,250 common stock as partial consideration related to the settlement of a loan outstanding of $124,444.

vii)

On June 17, 2014, the Company issued 1,505 common stock as payment to a vendor for fees rendered, pursuant to a debt settlement agreement dated May 16, 2014 whereby the Company agreed to settle $4,605 (CDN$5,000) in amounts owing to the vendor. This resulted in a loss on extinguishment of debt of $3,945. The fair value of the shares issued of $8,550 was determined with reference to the quoted market price of the Company’s stock on the date of issuance.

viii)

On September 25, 2014, the Company issued 5,625 common stock to a director of the Company as consideration under a board agreement dated September 24, 2013 (the “Board Agreement”). These shares were recorded at their fair values on the date they were committed to be issued pursuant to the Board Agreement. The fair values per share were determined with reference to the quoted market price of the Company’s stock on the respective commitment dates.

2014 Stock Option Plan

On June 6, 2014, the Company’s board of directors approved a 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees and consultants of the Company. Stockholder approval of the plan was obtained on August 21, 2014.

The maximum number of our common stock reserved for issue under the plan is 2,750,000 shares subject to adjustment in the event of a change of the Company’s capitalization (as described in the 2014 Plan). As a result of the adoption of the 2014 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At January 31, 2016, 607,101 (2015: 1,025,750) options remain available for issuance under the 2014 Plan.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the period ended January 31, 2016 is presented below:

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2014	75,125	$13.60
Expired	(7,125)	$10.00
Granted	1,726,875	$5.20	$8.40

Outstanding at January 31, 2015	1,794,875	$5.48	$8.40
Expired	(22,250)	$22.81
Forfeited	(3,750)	$4.48
Granted	422,399	$4.48	$4.15

Outstanding at January 31, 2016	2,191,274	$5.12

Exercisable at January 31, 2016	1,238,402	$5.26

At January 31, 2016, the following stock options were outstanding, entitling the holder thereof to purchase common stock of the Company as follows:

	Exercise	Expiry	Number
Number	Price	Date	Vested
1,375	$10.00	April 1, 2016	1,375
15,000	$10.00	October 9, 2017	15,000
1,250	$10.00	February 1, 2018	1,250
3,750	$10.00	May 1, 2018	3,750
2,000	$10.00	April 1, 2019	2,000
25,000	$10.00	July 30, 2022	25,000
1,699,250	$5.12	June 6, 2024	1,068,813
25,000	$6.00	June 10, 2024	15,000
37,500	$4.48	February 3, 2025	-
37,500	$4.48	February 25, 2025	-
6,250	$4.80	July 6, 2025	-
337,399	$4.40	August 18, 2025	106,214

2,191,274			1,238,402

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At January 31, 2016, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (2015: $Nil and $Nil, respectively).

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

During the year ended January 31, 2016, the Company recognized a total fair value of $5,374,465 (2015: $3,318,241) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of approximately $7,881,830 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to August, 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2016	2015
Expected term of stock option (years) (1)	6.43	6.54
Expected volatility (2)	124.33%	110.84%
Stock price at date of issuance	$4.71	$5.20
Risk-free interest rate	1.81%	2.07%
Dividend yields	0.00%	0.00%

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

Share Purchase Warrants

At January 31, 2016, the Company had 1,645,198 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
6,250	$4.00	November 14, 2016
6,250	$4.00	November 26, 2016
5,688	$4.00	December 24, 2016
12,451	$10.00	August 10, 2017
3,750	$10.00	August 10, 2018
60,001	$6.00	April 4, 2019
555,968	$6.00	June 10, 2019
155,052	$3.00	June 10, 2019
168,883	$6.00	July 8, 2019
29,343	$3.00	July 8, 2019
24,625	$8.00	October 23, 2019
137,180	$4.80	December 23, 2020
365,688	$4.80	June 15, 2022
36,569(1)	$4.80	June 15, 2022
15,000	$4.80	July 6, 2022
62,500	$5.11	September 1, 2022

1,645,198

(1) These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant

During the year ended January 31, 2016, the Company issued an aggregate of 479,756 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09% . Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $257,802 during the year ended January 31, 2016 (2015: $Nil) in connection with warrants granted.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

Certain of the warrants granted during the year ended January 31, 2016 become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement. The fair value of these warrants at issuance was calculated to be $168,500 based on the Black-Scholes option pricing model using the following assumptions: expected term 7 years, expected volatility 153.00%, expected dividend yield 0.00%, risk free interest rate 2.11% . No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at February 1, 2014	94,262	$16.00
Cancelled	(15,000)	$20.00
Issued	1,579,581	$5.60
Expired	(30,262)	$25.60

Outstanding at January 31, 2015	1,628,581	$5.74
Issued	616,937	$4.83
Exercised	(585,709)	$6.00
Expired	(14,611)	$9.82
Outstanding at January 31, 2016	1,645,198	$5.27

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

12.      Income Taxes

The reconciliation of income tax provision computed at statutory rates to reported income tax provision is as follows:

January 31,	2016	2015
	34%	34%
Loss for the year	$(19,063,399)	$(21,078,265)

Expected income tax recovery	(6,482,000)	(7,167,000)
Non-deductible other expenses	21,000	483,000
Non-deductible accretion and financing fees	2,467,000	541,500
Non-deductible derivative expense	-	4,090,000
Non-deductible derivative mark-to-market adjustments	(241,000)	(653,000)
Effect of foreign exchange and other adjustments	(4,000)	(1,000)
True up to prior years’ tax provision	(120,600)	-
Change in valuation allowance	4,359,600	2,706,000

Total income tax expense	$-	$-

Significant components of the Company’s net deferred tax assets at January 31, 2016 and 2015:

January 31,	2016	2015

Temporary differences relating to:
Net operating loss carry forwards	$5,968,100	$3,627,000
Equipment and intangible assets	25,700	12,800
Stock based compensation	3,457,200	1,451,600
	9,451,000	5,091,400
Valuation allowance	(9,451,000)	(5,091,400)

Net deferred taxes	$-	$-

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting. The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets. Since the Company has had cumulative net operating losses since inception, the ability to use forecasted future earnings is diminished. As a result, the Company concluded a full valuation allowance against the net deferred tax asset was appropriate. At January 31, 2016 and 2015 the total change in valuation allowance for items affecting the current year was $4,359,600 and $2,706,000, respectively.

At January 31, 2016, the Company had accumulated net operating losses in Canada totaling approximately $5,066,000 (2015: $1,800,000), which may be available to reduce taxable income in Canada in future taxation years. At January 31, 2016, the Company had accumulated net operating losses in the United States totaling approximately $17,483,000 (2015: $10,666,000), which may be available to reduce taxable income in the United States in future taxation years. Unless previously utilized, these net operating losses will begin to expire in 2025.

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

The Company files income tax returns in the United States and Canada. All of the Company’s tax returns are subject to tax examinations until the respective statute of limitations expires. The Company currently has no tax years under examination. The Company’s tax filings for the fiscal years 2012 to 2016 remain open to examination.

Based on management’s assessment of ASC Topic 740 Income Taxes, the Company does not have an accrual for uncertain tax positions as of January 31, 2016 and 2015. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

Under Internal Revenue Code (“IRC”) Sections 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of January 31, 2016. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

13.      Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the year ended January 31, 2016, the Company had concentrations of sales with a customer equal to 41% of the Company’s net sales (2015: 28%). As at January 31, 2016, the accounts receivable balance for this customer was $73,347 (2015: $2,755).

14.       Commitments

i)

In accordance with a negotiated agreement, the Company paid a non-refundable guaranteed advance on royalties of $50,000 during the year ended January 31, 2016, and is required to pay royalty fees based on the greater of a pre-determined percentage not to exceed 10% of net wholesale sales, as defined in such agreements, or a minimum annual amount. Minimum royalty payments are being amortized to operations over the period for which royalties accrue under the terms of the agreement. During the year ended January 31, 2016, $75,000 (2015: $Nil) in royalties were amortized to operations.

The Company is committed to future minimum royalty payments as follows:

Year ending January 31,	Amount
2017	$312,500
2018	350,000
2019	350,000
2020	262,500
$1,275,000

Naked Brand Group Inc.
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

14. Commitments – (continued)

ii)

Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the Agreement. Subsequent to January 31, 2016, the Company negotiated a 6 month hold on the monthly cash retainer, effective March 1, 2016.

Future commitments over the remaining term of the agreement are as follows:

Year ending January 31,	Amount
2017	$60,000
2018	175,000
2019	235,000
2020	20,000
$490,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

            Based on that evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weakness described below.

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

            Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of January 31, 2016. The ineffectiveness of our internal control over financial reporting was due to the existence of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

            Our management determined that a material weakness existed as the Company did not maintain adequate security and restricted access to computer systems, including sufficient disaster recovery plans.

            To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

            Subsequent to January 31, 2016, management implemented additional firewall, antivirus and security protocols around our computer systems, and engaged the services of a third party IT specialist to maintain such systems, which actions are designed to remediate the material weakness.

Changes in Internal Control Over Financial Reporting

            During the fiscal quarter ended January 31, 2016, we experienced the following changes in internal control procedures, which materially affected our internal control over financial reporting:

(i)	We sufficiently updated written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines;

(ii)

We engaged additional staff who participate in the daily finance activities and in the financial reporting process, which has enabled us to adequately segregate duties and effective risk management; and

(iii)	We established a formal whistle blower policy.

Item 9B. Other Information

            None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016.

            Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website (ir.nakedbrands.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

Item 11. Executive Compensation

            The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016.

Item 14. Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
2.1

Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on March 1, 2012)

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2, as filed with the SEC on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on August 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 of our quarterly report on Form 10-Q, as filed with the SEC on September 15, 2014)
3.4	Certificate of Change effective as of August 10, 2015 (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on August 7, 2015)
3.5	Amended Bylaws (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on January 28, 2013)
4.1	Specimen stock certificate for common stock (incorporated by reference from Exhibit 4.1 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.1±	2012 Stock Option Plan (incorporated by reference from Exhibit 10.14 to our current report on Form 8-K, as filed with the SEC on July 31, 2012)
10.2±	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.15 to our current report on Form 8-K, as filed with the SEC on July 31, 2012)
10.3

Form of Stock Option Agreement with Shark Investments, LLC dated October 9, 2012 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on October 15, 2012)

10.4	Amendment Agreement dated July 22, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.5	Form of Amended and Restated Promissory Note (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.6	Form of Amendment to Warrant Certificate (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.7	Agency and Interlender Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.8	Amended and Restated Security Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.9	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.10	Form of Warrant Issuance Agreement (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.11	Form of Warrant Certificate (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.12	Form of Securities Purchase Agreement dated April 7, 2014 (inco3rporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.13	Form of 6% Convertible Note (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.14	Form of Security Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.15	Amendment to Security Agreements dated April 4, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.16	Amendment to Amended and Restated Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)

10.17	Amendment to Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.18	Inter-lender Agreement dated April 4, 2014 (incorporated by reference from Exhibit 10.10 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.19	Warrant Agreement with Kalamalka Partners Ltd. Dated April 4, 2014 (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.20

Form of Subscription Agreement by and among the company and the purchasers signatory thereto (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)

10.21	Form of 6% Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.22	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.23	Form of Warrant (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.24	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.25 ±	2014 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.26

Note Termination Agreement between the company and JMJ Financial dated June 5, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)

10.27±	Form of Option Award Agreement (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.28±	Employment Agreement between the company and Carole Hochman dated June 6, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.29±	Amended and Restated Stock Option Award Agreement with Carole Hochman (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 26, 2014)
10.30	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on July 7, 2015)
10.31

Collaboration & Endorsement Agreement with Wade Enterprises LLC, effective June 15, 2015 (incorporated by reference from Exhibit 10.58 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015) (1)

10.32	Form of Amendment No. 1 to 6% Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 6, 2015)
10.33	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on August 6, 2015)
10.34±	Employment Agreement between the Company and Mr. Joel Primus (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 24, 2015)
10.35±

Guaranty by Carole Hochman in favor of Capital Business Credit LLC dated June 11, 2015 (incorporated by reference from Exhibit 10.62 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)

10.36±	Offer Letter between the Company and Mr. Carlos Serra (incorporated by reference from Exhibit 10.63 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.37±	Offer Letter between the Company and Mr. Michael Flanagan (incorporated by reference from Exhibit 10.64 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.38±

Description of Deferred Compensation Arrangement with Carole Hochman (incorporated by reference from Exhibit 10.565 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015)

10.39	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 10.66 to our registration statement on Form S-1 filed with the SEC on December 16, 2015)
10.40	Confidential Separation Agreement and General Release with Michael Flanagan dated March 17, 2016*

10.41 ±*	Compensation Arrangement between the Company and Mr. Kai-Hsiang Lin
21.1*	List of Subsidiaries
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
± Indicates a management contract or compensatory plan.

(1) Portions of this exhibit containing confidential information have been omitted pursuant to an order for confidential treatment granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the SEC.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 28th day of April 2016.

NAKED BRAND GROUP INC.

Date:	April 28, 2016	/S/ Joel Primus
Joel Primus
President

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel Primus and Kai-Hsiang Lin, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Carole Hochman	April 28, 2016
Carole Hochman
Chief Executive Officer, Chief Creative Officer and
Director
(Principal Executive Officer)

/s/ Kai-Hsiang Lin	April 28, 2016
Kai-Hsiang Lin
Vice President of Finance
(Principal Financial Officer and Principal Accounting
Officer)

/s/ Joel Primus	April 28, 2016
Joel Primus
President and Director

/s/ Andrew Kaplan	April 28, 2016
Andrew Kaplan
Director

/s/ David Hochman	April 28, 2016
David Hochman
Director

/s/ Paul Hayes	April 28, 2016
Paul Hayes
Director

/s/ Martha Olson	April 28, 2016
Martha Olson
Director

/s/ Jesse Cole	April 28, 2016
Jesse Cole
Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1

Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on March 1, 2012)

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2, as filed with the SEC on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on August 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 of our quarterly report on Form 10-Q, as filed with the SEC on September 15, 2014)
3.4	Certificate of Change effective as of August 10, 2015 (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on August 7, 2015)
3.5	Amended Bylaws (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on January 28, 2013)
4.1	Specimen stock certificate for common stock (incorporated by reference from Exhibit 4.1 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.1±	2012 Stock Option Plan (incorporated by reference from Exhibit 10.14 to our current report on Form 8-K, as filed with the SEC on July 31, 2012)
10.2±	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.15 to our current report on Form 8-K, as filed with the SEC on July 31, 2012)
10.3

Form of Stock Option Agreement with Shark Investments, LLC dated October 9, 2012 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on October 15, 2012)

10.4	Amendment Agreement dated July 22, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.5	Form of Amended and Restated Promissory Note (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.6	Form of Amendment to Warrant Certificate (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.7	Agency and Interlender Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.8	Amended and Restated Security Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.9	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.10	Form of Warrant Issuance Agreement (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.11	Form of Warrant Certificate (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.12	Form of Securities Purchase Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.13	Form of 6% Convertible Note (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.14	Form of Security Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.15	Amendment to Security Agreements dated April 4, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.16	Amendment to Amended and Restated Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.17	Amendment to Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)

10.18	Inter-lender Agreement dated April 4, 2014 (incorporated by reference from Exhibit 10.10 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.19	Warrant Agreement with Kalamalka Partners Ltd. Dated April 4, 2014 (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.20

Form of Subscription Agreement by and among the company and the purchasers signatory thereto (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)

10.21	Form of 6% Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.22	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.23	Form of Warrant (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.24	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.25 ±	2014 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.26

Note Termination Agreement between the company and JMJ Financial dated June 5, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)

10.27±	Form of Option Award Agreement (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.28±	Employment Agreement between the company and Carole Hochman dated June 6, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.29±	Amended and Restated Stock Option Award Agreement with Carole Hochman (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 26, 2014)
10.30	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on July 7, 2015)
10.31

Collaboration & Endorsement Agreement with Wade Enterprises LLC, effective June 15, 2015 (incorporated by reference from Exhibit 10.58 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015) (1)

10.32	Form of Amendment No. 1 to 6% Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 6, 2015)
10.33	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on August 6, 2015)
10.34±	Employment Agreement between the Company and Mr. Joel Primus (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 24, 2015)
10.35±

Guaranty by Carole Hochman in favor of Capital Business Credit LLC dated June 11, 2015 (incorporated by reference from Exhibit 10.62 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)

10.36±	Offer Letter between the Company and Mr. Carlos Serra (incorporated by reference from Exhibit 10.63 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.37±	Offer Letter between the Company and Mr. Michael Flanagan (incorporated by reference from Exhibit 10.64 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.38±

Description of Deferred Compensation Arrangement with Carole Hochman (incorporated by reference from Exhibit 10.565 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015)

10.39	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 10.66 to our registration statement on Form S-1 filed with the SEC on December 16, 2015)
10.40*	Compensation Arrangement between the Company and Mr. Kai-Hsiang Lin
10.41*	Confidential Separation Agreement and General Release with Michael Flanagan dated March 17, 2016

21.1*	List of Subsidiaries
24.1	Powers of Attorney (incorporated by reference to the signature page hereto).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
± Indicates a management contract or compensatory plan.

(1) Portions of this exhibit containing confidential information have been omitted pursuant to an order for confidential treatment granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the SEC.