Form 10-K/A
period 2016-01-31
NAKED BRAND GROUP INC.
filed 2016-05-31
CIK 1383097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

(212) 851-8050
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

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

DOCUMENTS INCORPORATED BY REFERENCE

            None.

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 29, 2016 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

            In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

            Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

            Unless expressly indicated or the context requires otherwise, the terms “Naked,” “our company,” the “Company,” “we,” “us,” and “our” in this document refer to Naked Brand Group Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary.

            Our fiscal year ends on January 31. References to “fiscal 2016” and “fiscal 2015” represent the fiscal years ended January 31, 2016 and 2015, respectively.

NAKED BRAND GROUP INC.
FORM 10-K/A
TABLE OF CONTENTS

PART III

Item 10.               Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

            The following table provides information regarding our executive officers and directors as of April 30, 2016:

Name	Age	Position
Carole Hochman	71	Chief Executive Officer, Chief Creative Officer, Director and Chairwoman of the Board
Joel Primus	29	President, Secretary and Director
Kai-Hsiang Lin	52	Vice President of Finance
David Hochman	41	Director, Vice Chairman of the Board
Andrew Kaplan	49	Director
Paul Hayes	50	Director
Martha Olson	60	Director
Jesse Cole	43	Director
Carlos Serra	47	Vice President of Sales and Merchandising

            Carole Hochman has served as our Chief Executive Officer and Chief Creative Officer and as a member of our board of directors since June 2014. Ms. Hochman is a renowned designer and sleepwear pioneer. She is considered one of the single most influential women in the intimate apparel and sleepwear business in the United States. She has been creating intimate apparel for more than 30 years and was the driving force behind the Carole Hochman Design Group for which she served as Chief Creative Officer until her departure in November, 2013 and for which she was previously CEO from September, 1992 until its acquisition by Komar in 2010. Under Ms. Hochman’s leadership, Carole Hochman Design Group manufactured Carole Hochman brand of sleepwear, loungewear and daywear and numerous sleepwear collections including Christian Dior, Oscar de la Renta, Ralph Lauren, Jockey, Donna Karan, Tommy Bahama and Betsey Johnson. Ms. Hochman excels in translating brand identity into intimate apparel and has an innate ability to identify opportunities and trends and forecast successful endeavors that the rest of the industry quickly follows. She was one of the first designers to embrace the concept of QVC, recognizing the power of the home shopper, a customer who has proved loyal to her from the start. Ms. Hochman graduated from Drexel University.

            We believe Ms. Hochman is qualified to serve on our board of directors because of her extensive business experience as described above.

            Joel Primus has served as President and as a member of our board of directors since July 2012. Mr. Primus is the founder of our wholly-owned subsidiary, Naked Inc. and previously served as the President, CEO, founder and a director of our subsidiary since its inception in 2010. Mr. Primus also served as our Chief Executive Officer until Ms. Hochman’s appointment to such office in June 2014 and as interim Chief Financial Officer until June 2014. Mr. Primus preceded his business activities with a successful athletic career. During his amateur running career, Mr. Primus was selected for three national teams and represented Canada at the World Youth Championships. Mr. Primus was also an Athlete Liaison to Canadian Sport Centre Pacific in addition to sitting on the board with Volunteer Abbotsford. He was awarded a full scholarship to High Point University in North Carolina where he made the Dean’s list and won the student athlete award. When an injury ended Mr. Primus’ running career, international travel in Central and South America inspired Mr. Primus to form the Project World Citizen Society, a non-profit society that aims to assist communities in the developing world that are struggling with social injustices. The organization currently works out of Ghana and Mr. Primus sits as the Co-Chair on its board of directors. Mr. Primus’ travels in South America inspired him to found Naked. In promotion of Naked, Mr. Primus has appeared on CBC’s Dragons Den three times in addition to Entertainment Tonight Canada, E Talk Daily Canada, Urban Rush, Shaw’s The Express and The Fanny Kiefer Show. During the start-up phase for Naked, which started in September 2008, Mr. Primus worked as an advertising consultant for the Black Press Group Ltd. (the Abbotsford News), a Canadian privately owned publisher of newspapers, from November 2009 to April 2010. From April 2010 to June 2010, Mr. Primus was employed at Altitude Search Marketing where he handled business development. From September 2008 to October 2009, Mr. Primus operated the Sapera magazine.

            We believe Mr. Primus is qualified to serve on our board of directors due to the perspective and experience he brings as our founder and President.

            Kai-Hsiang Lin has served as the Vice President of Finance since March 2016. Mr. Lin became an employee of the Company in February 2016. From March 2014 to February 2016, Mr. Lin was Corporate Controller for HVS Global Hospitality Services, a leading consulting and services organization focused on the hotel, mixed-use, share ownership, gaming and leisure industries. From June, 1991 to February, 2014, Mr. Lin was Corporate Controller for The Good Stuff Company, LLC, a distributor and manufacturer of licensed toys and novelties, and a nationwide toy crane service operator with more than 200 employees nationwide. Mr. Lin holds a BBA in Accounting from the Fu-Jen Catholic University in Taipei, Taiwan, and an MBA in Computer Information Systems from Baruch College, CUNY, New York.

            David Hochman has served as a member of our board of directors since June 2014. He was appointed Vice Chairman of our company in May 2015. He is currently Managing Partner of Orchestra Medical Ventures, an investment firm that employs an innovative strategy to create, build and invest in medical technology companies intended to generate substantial clinical value and superior investor returns (“Orchestra”). Mr. Hochman is the Chairman of Vital Access Corp. and Motus GI Medical Technologies, and is a board director of Caliber Therapeutics, BackBeat Medical, Inc., FreeHold Surgical, Maternity Neighborhood, Inc. and Corbus Pharmaceuticals (NASDAQ: CRBP). Prior to joining Orchestra, Mr. Hochman was Chief Executive Officer of Spencer Trask Edison Partners, LLC, a principal investment partnership focused on early stage healthcare companies. He was also Managing Director of Spencer Trask Ventures, Inc. during which time he was responsible for directing the firm’s venture banking group and led financing transactions for over 20 early-stage companies, securing over $420 million in equity capital. Mr. Hochman was a board advisor of Health Dialog Services Corporation, a world leader in collaborative care management that was acquired in 2008 by the British United Provident Association for $750 million. He was also a co-founder and director of PROLOR Biotech, Inc., a biopharmaceutical company developing longer-lasting versions of approved therapeutic proteins, which was purchased by Opko Health, Inc. (NYSE: OPK) in 2013 for over $600 million. Mr. Hochman also currently serves as a board member of two non-profit organizations, the Citizens Committee for New York City and the Mollie Parnis Livingston Foundation. He graduated with honors from the University of Michigan.

            We believe Mr. Hochman is qualified to serve on our board of directors because of his 18 years of venture capital, entrepreneurial and investment banking experience as described above.

            Andrew Kaplan has served as a member of our board of directors since July 2013. Mr. Kaplan is a Vice President of Barry Kaplan Associates, a 25-year-old investor relations firm that works with small and medium sized public and private companies. He has been with the firm since 1995. Prior to this, Mr. Kaplan had been with major investment firms and a boutique investment bank specializing in the financing of companies going public through IPOs or reverse mergers. Mr. Kaplan received his BS/BA in Finance and Insurance from the University of Hartford in 1989. Mr. Kaplan has been a director of Coral Gold Resources Ltd. since July 2012.

            We believe Mr. Kaplan is qualified to serve on our board of directors because of his extensive business experience in the area of finance as described above.

            Paul Hayes has served as a member of our board of directors since February 2015. Mr. Hayes, a certified public accountant, has been the Vice President Finance for Parfums de Coeur Ltd, a beauty and wellness products concern, since September 2014. From October 2013 to August 2014, he was an independent consultant providing advice to a range of companies in the areas of financial reporting, systems implementation, risk management, and compliance. Through September 2013 and for more than five years previous he was with The Warnaco Group, Inc. in several roles of financial leadership. He has extensive global experience managing and driving growth in a wide range of industries, particularly in the intimate apparel and sleepwear categories through his tenure at Calvin Klein. Mr. Hayes led the commercial finance and accounting team for the $500 million Calvin Klein brand business in Europe in his capacity as Chief Financial Officer for the Europe region of The Warnaco Group. Previously, he held senior positions at Nokia Corporation and Deloitte & Touche LLP. Mr. Hayes received a BBA from Iona University and an MBA from New York University’s Leonard N. Stern School of Business.

            We believe Mr. Hayes is qualified to serve on our board of directors because of his extensive business experiences in the apparel merchandising industries, as described above.

            Martha Olson has served as a member of our board of directors since February 2015. Ms. Olson has a proven track record over her 30-year career of growing global, iconic brands such as Calvin Klein Underwear and Ralph Lauren Intimates while delivering superior stockholder returns. As a Warnaco Corporate Officer from 2004 through 2013 and the Group President of Calvin Klein Underwear Global and the Heritage Brands (Speedo, Chaps and Core Intimates Divisions) from 2010 through 2013, the businesses she had responsibility for grew to $1.4 billion and contributed 70% of Warnaco’s Operating Income. Calvin Klein Underwear revenue grew at an annualized compound rate of 8%. She has strong global expertise in general management, operations, commercial execution and marketing across a wide range of industries. She worked at Sara Lee Corp from 1992 to 2001. Her career with Sara Lee began as the Vice President of Marketing for the Playtex Intimate Apparel brand and progressed to several general management positions, both in Canada as President of Isotoner; President of Sara Lee Hosiery and in the U.S. as President of Specialty Intimates and President of Ralph Lauren Intimates. Ms. Olson began her career in Brand Management; leading growth, category expansion and turnaround for several iconic brands at General Mills (Cheerios, Betty Crocker, Bisquick) and Nestle (Toll House). She served as a Division Manager of Edison Schools, Inc. and worked for it from 2002 to 2004. She held several leadership positions within Branded Apparel (now Hanes Brands Inc.). She holds a BA degree from Lawrence University and an MBA from Northwestern University’s Kellogg School of Management.

            We believe Ms. Olson is qualified to serve on our board of directors because of her extensive business experiences in the apparel merchandising industries, as described above.

            Jesse Cole has served as a member of our board of directors since August 2015. Mr. Cole is an accomplished financier and is President and Chief Executive Officer of Design & Industry, a boutique talent agency focusing on staffing, licensing and media for fashion brands and celebrities. Mr. Cole was CEO of Haute Hippie, a popular women’s contemporary apparel brand, until its acquisition by Hilco in September 2015. Prior to joining Haute Hippie as CEO in 2012, Mr. Cole was founder and Chief Operator of Schonfeld IBS, a financial services company, from 2005 to 2009. Schonfeld IBS grew into a multi-million dollar business. Mr. Cole then joined Merlin Institutional from 2009 to September 2012, where he developed the institutional research sales and trading division as a senior partner. Mr. Cole also serves as a member of the board of directors for Goodlife Clothing, Inc. and for the Ronald McDonald House. Mr. Cole received a BS degree in Sociology from Cornell University and received an MS in business from Columbia University.

            We believe Mr. Cole is qualified to serve on our board of directors because of his extensive business experiences in the apparel merchandising industries, as described above.

Executive Officers

            Our executive officers are designated by, and serve at the discretion of, our board of directors. Other than Carole Hochman and her son, David Hochman, there are no family relationships among any of our directors or executive officers.

Nomination of Directors

            We do not have a standing nominating committee nor has our board of directors adopted a formal written charter relating to the director nomination process. However, our board of directors has adopted certain procedures related to director nominations whereby all discussions regarding director nominations are first discussed among all of the members of our board of directors and then, following such discussion, the members of our board of directors that are independent under NASDAQ rules vote separately as to whether any such candidates for nomination will be nominated to our board of directors. Our board of directors has not established minimum qualifications and standards for director nominees.

            Our board of directors will consider candidates for nomination to the board that are put forward by holders of our voting securities on a timely basis, which nominees we will bring to the attention of our board of directors within a reasonable time after we receive notice of such proposed nominee(s). Any such security holder nominees will be put through the same process for consideration by our board of directors as all other nominees for the board.

            Stockholders may recommend individuals to our board of directors for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the board of directors, c/o Secretary, 95 Madison Avenue, 10th Floor, New York, New York 10016.

Board Leadership Structure and Risk Oversight

            The positions of our chairperson of the board of directors and principal executive officer are served by Carole Hochman. Our board of directors has no formal policy on whether the role of the chairperson of the board of directors and principal executive officer should be held by separate persons. We believe it is important to maintain flexibility to have either combined offices or a separate chairperson and principal executive officer structure as circumstances dictate and to make that determination based on the strategic and operational position and direction of the company and the character of the membership of our board of directors.

            Our board of directors believes that our current management structure, in which Ms. Hochman serves in a combined chairperson and principal executive officer role, is appropriate for us at this time. Ms. Hochman possesses an understanding of the operational issues, opportunities, risks and challenges facing the Company and its business on a day-to-day and long-term basis. Given Ms. Hochman’s particular skills and knowledge, as well as our size and stage of development, we believe Ms. Hochman is best positioned to identify key risks and developments facing the Company to be brought to our board’s attention and to lead discussion and execution of strategy. We have not designated an independent lead director.

            Both the full board of directors and its committees oversee the various risks faced by the Company. Management is responsible for the day-to-day management of the Company’s risks and provides periodic reports to the board of directors and its committees relating to those risks and risk-mitigation efforts. Our board of directors’ oversight of risk is conducted primarily through the standing committees of the board of directors, the members of which are all independent directors, with the Audit Committee taking a lead role on oversight of financial risks and in interfacing with management on significant risks or exposures and assessing the steps management has taken to minimize such risks. The Audit Committee also is charged with, among other tasks, oversight of management on the Company’s guidelines and policies to govern the process by which the Company’s exposure to risk is handled. Members of the Company’s management, including our principal financial officer, periodically report to the Audit Committee regarding risks overseen by the Audit Committee, including quarterly with respect to the Company’s internal control over financial reporting. The Compensation Committee, in consultation with management, has reviewed the design and operation of the Company’s compensation arrangements and evaluated the relationship between the Company’s risk management policies and practices and these arrangements. As a result of this review, the Compensation Committee has determined that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. Our board of directors does not believe that its role in the oversight of our risks affects the board’s leadership structure.

Committees of the Board of Directors

            Our board of directors has established two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee	Compensation Committee
Mr. Hayes(C)(FE)*	Ms. Olson(C)*
Mr. Kaplan*	Mr. Kaplan*
Mr. Cole *	Mr. Hayes*

(C)	Chair of the committee.
(FE)	Qualifies as a financial expert.
*	Independent director under the applicable listing standards of NASDAQ and the SEC rules.

Audit Committee

            Our board of directors has determined that Mr. Hayes qualifies as an Audit Committee financial expert within the meaning of SEC regulations based on his formal education and the nature and scope of his previous experience. Our board of directors has determined that all current Audit Committee members meet the heightened independence criteria of Rule 10A-3 of the Exchange Act applicable to Audit Committee members. Our Audit Committee oversees and reports to our board of directors on various auditing and accounting-related matters, including, among other things, the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

            The Audit Committee operates under a charter that was adopted by our board of directors. A copy of the Audit Committee charter is available at http://ir.nakedbrands.com/governance-docs.

            During fiscal 2016, the Audit Committee met in person or by telephone, or acted by unanimous written consent, four times.

Compensation Committee

            All of the members of the Compensation Committee are independent directors, including after giving consideration to the factors specified in the NASDAQ listing rules for Compensation Committee independence. Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. Our Compensation Committee assists our board of directors in discharging its responsibilities relating to compensation of our directors and executive officers. Its responsibilities include, among other things, reviewing, approving and recommending compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs; overseeing the evaluation of our senior executives; administering our incentive compensation plans and equity-based plans, including reviewing and granting equity awards to our executive officers; and reviewing and approving director compensation and benefits. The Compensation Committee can delegate to other members of our board of directors, or an officer or officers of the Company, the authority to review and grant stock-based compensation for employees who are not executive officers.

            The Compensation Committee has the responsibilities and authority designated by NASDAQ rules. Specifically, the Compensation Committee has the sole discretion to select and receive advice from a compensation consultant, legal counsel or other adviser and is directly responsible for oversight of their work. The Compensation Committee is also and must determine reasonable compensation to be paid to such advisors by us.

           Prior to the formation of our Compensation Committee, our board of directors performed the functions that would have been handled by the Compensation Committee.

            The Compensation Committee operates under a charter that was adopted by our board of directors. A copy of the Compensation Committee charter is available at http://ir.nakedbrands.com/governance-docs.

            During fiscal 2016, the Compensation Committee met in person or by telephone, or acted by unanimous written consent, five times.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during fiscal 2016 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during fiscal 2016, except for the following:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis
Carole Hochman	1	Ms. Hochman acquired 7,057 shares of common stock as payment for interest under a convertible debenture on December 10, 2015 but did not file a Form 4 until December 16, 2015.
David Hochman	1	Mr. Hochman acquired 1,358 shares of common stock as payment for interest under a convertible debenture on December 10, 2015 but did not file a Form 4 until December 15, 2015.
Andrew Kaplan	1	Mr. Kaplan acquired 1,123 shares of common stock as payment for interest under a convertible debenture on December 10, 2015 but did not file a Form 4 until December 15, 2015.
Jesse Cole	2

Mr. Cole became a director of the Company on August 18, 2015 but did not file the initial Form 3 until September 4, 2015. Mr. Cole also received stock options to purchase 37,500 shares of common stock on August 18, 2015 but did not file a Form 4 until September 4, 2015.

Code of Ethics and Business Conduct

            We have adopted a Code of Ethics and Business Conduct that applies to members of our board of directors, our executive officers, employees, contractors, consultants and others working on our behalf. The Code of Ethics and Business Conduct is available on our website at http://ir.nakedbrands.com/governance-docs. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the address specified above.

Item 11.               Executive Compensation

Named Executive Officers

            Our named executive officers for fiscal 2016 set forth in this Amendment No. 1 (the “Named Executive Officers”) are:

  Carole Hochman, Chief Executive Officer and Chief Creative Officer;

  Joel Primus, President, Secretary and Treasurer;

  Michael Flanagan, Former Chief Financial Officer and Former Chief Operating Officer; and

  Carlos Serra, Vice President of Sales and Merchandising.

Summary Compensation Table

            The following table summarizes the compensation of our Named Executive Officers during fiscal 2016 and fiscal 2015.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carole Hochman(3) CEO, CCO and Director	2016 2015	261,562 10,400	- -	- -	- 12,263,000	- -	- -	18,796 -	280,358 12,273,400
Joel Primus (2),(4) President, Secretary, Treasurer and Director and former CEO	2016 2015	164,000 135,734	- -	- -	1,257,700 -	- -	- -	- -	1,421,700 135,734
Michael Flanagan(5) Former CFO and Former COO	2016 2015	200,000 128,846	- -	- -	- 612,800	- -	- -	- -	200,000 741,646
Carlos Serra(6) VP Sales & Merchandising	2016 2015	175,000 106,060	25,000 -	- -	- 809,800	- -	- -	- -	200,000 915,860

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our Named Executive Officers during the fiscal years 2016 and 2015, please review Notes 3 and 11 to the consolidated financial statements included in the Original Filing. Option awards shown here represent the aggregate grant date fair value of all options granted.

(2)	Compensation paid in Canadian dollars during fiscal 2015 is stated in United States dollars based on an exchange rate of 0.91 US dollars for each Canadian dollar.
(3)	We appointed Ms. Hochman as our Chief Executive Officer and Chief Creative Officer, and to serve as a director of our company in June 2014.
(4)

Mr. Primus resigned as Chief Executive Officer in June 2014 in connection with the appointment of Carole Hochman as Chief Executive Officer. Mr. Primus remained in his capacity as President, Secretary, Treasurer and as a director of our company.

(5)	We appointed Mr. Flanagan as our Chief Financial Officer and Chief Operating Officer in June 2014. Mr. Flanagan retired effective March 17, 2016 and, at such time, ceased services in such capacities.
(6)	We appointed Mr. Serra as our Vice President Sales and Merchandising in June 2014.

Employment Arrangements

Carole Hochman

            In connection with the appointment of Carole Hochman, we entered into an employment agreement for a term of three years whereby (a) we will pay Ms. Hochman a base salary of $400,000 per year, provided Ms. Hochman waived the first twelve months of the base salary and received only minimum wage for that period; (b) Ms. Hochman received a sign-on stock option grant to purchase 1,428,750 shares of our common stock, equal to 20% of our issued shares of common stock on a fully-diluted basis following the final closing of the private placement in July 2014, with each option exercisable at $5.12 per share and vesting in equal monthly installments over a period of three years from the date of grant; (c) Ms. Hochman will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by our board of directors; (d) Ms. Hochman will be entitled to participate in our company’s employee benefit plans; and (e) Ms. Hochman will be entitled to an annual expense allowance.

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

            On June 10, 2015, Ms. Hochman became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary has not yet been paid. We have been accruing such base salary compensation payable, and Ms. Hochman has agreed to allow the Company to defer payment of such amounts provided such amounts accrue interest at a rate of 3% per annum. We are currently negotiating settlement of this base salary payable with Ms. Hochman.

Joel Primus

            Mr. Primus received compensation of $62,660 (CDN$65,000) for the fiscal year ended January 31, 2014 and until April, 2014; $91,000 (CDN$100,000) per year from April, 2014 until his resignation as CEO of our company in June, 2014. We agreed to reimburse Mr. Primus for expenses he incurred in connection with his employment, including for fashion industry related expenses. Mr. Primus was also entitled to remuneration by equity awards, including stock option grants and was eligible for a bonus annually based on criteria set out in the employment agreement. Upon his resignation as CEO of our company, his former employment agreement ceased to be effective, but remained as our President, with a salary of $164,000 per year.

            On August 18, 2015, we entered into an employment agreement with Mr. Primus pursuant to which he will continue to serve as our President. The employment agreement provides for an initial term of one year, which may be extended for additional one-year periods upon the expiration of the then-current term with the mutual agreement in writing of us and Mr. Primus. As compensation for his services, the employment agreement provides that we shall pay Mr. Primus a base salary of $164,000 per year. In addition, Mr. Primus will be eligible to receive an annual cash bonus for each whole or partial year during the term of his employment, payable based on the achievement of one or more performance goals established annually by our board of directors in consultation with Mr. Primus or as otherwise determined by our board of directors in its discretion. The annual bonus, if any, shall be paid in a lump sum cash payment as soon as reasonably practicable following the end of the calendar year to which the bonus relates, but no later than March 15 of the following year. Mr. Primus was also granted stock options to purchase 299,899 shares of our common stock, with each option exercisable at $4.40 per share and vesting as to 25% immediately on the date of grant and the remaining 75% in equal monthly installments over a period of three years from the date of grant. The options were granted on August 18, 2015. Mr. Primus will also be entitled to receive full family health, dental, vision, major medical and disability insurance coverage through a provider of his choosing, without deductible and such other benefits in such amounts as determined by our board of directors from time to time.

            The employment agreement provides that if Mr. Primus’s employment is terminated for any reason he will be entitled to all earned but unpaid base salary and bonus, accrued vacation, vested benefits or compensation, indemnification rights he would otherwise be entitled to, and any incurred but unreimbursed expenses. In addition, the employment agreement provides that we shall pay for all costs associated with his relocation back to Vancouver, British Columbia in the event he is terminated.

            The employment agreement provides that we may terminate Mr. Primus’s employment at any time for cause (as set forth in the employment agreement) or in the event of our liquidation, dissolution or discontinuance of business or the filing of any petition by or against us under any federal or state bankruptcy or insolvency laws. In the event of such termination, the employment agreement provides that all of our obligations thereunder shall immediately terminate, except for its obligations with respect to the payment of accrued salary and benefits through the date of termination.

            In addition, the employment agreement provides that if Mr. Primus’s employment is terminated by us without cause, or by Mr. Primus for good reason (as set forth in the employment agreement), or upon the permanent disability of Mr. Primus (as set forth in the employment agreement), Mr. Primus will be entitled to receive, in addition to accrued salary and benefits through the date of such termination, severance equal to one year of Mr. Primus’s then-current annual salary to be paid in twelve (12) equal monthly payments and reimbursement for health insurance costs for twelve (12) months from the date of such termination. Furthermore, under the terms of the employment agreement, any and all of Mr. Primus’s unvested equity shall immediately vest, without restriction, upon such termination. As a condition to receiving the foregoing severance, the employment agreement requires that Mr. Primus execute a general release of any claims against us and our affiliates, in a form and substance satisfactory to us, and a non-competition and non-solicitation agreement having a term of twelve (12) months and having such other terms and conditions substantially similar to those contained in the non-competition and non-solicitation provisions contained in the employment agreement.

Michael Flanagan

            We appointed Mr. Flanagan as our Chief Financial Officer and Chief Operating Officer in June 2014. In connection with the appointment of Mr. Flanagan, we entered into an offer letter pursuant to which (a) we paid Mr. Flanagan a base salary of $200,000 per year; (b) Mr. Flanagan received a sign-on stock option grant to purchase 70,000 shares of our common stock, with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant; and (c) Mr. Flanagan was entitled to participate in our company’s employee benefit plans. Effective March 17, 2016, Mr. Flanagan retired and as such, his employment agreement was terminated. In connection with his retirement, the Company entered into a separation agreement pursuant to which Mr. Flanagan will receive (i) a severance payment equal to one hundred thousand dollars ($100,000), which is the equivalent of six (6) months of severance pay, payable in equal monthly installments and (ii) a payment equal to accrued and unused vacation time through the date of his retirement. Additionally, his unvested options were immediately forfeited on the date of his retirement and any vested options were exercisable until ninety (90) days after the date of his retirement, at which time the vested options will also expire.

Carlos Serra

            We appointed Mr. Serra as our Vice President Sales and Merchandising in June 2014. In connection with the appointment of Mr. Serra, we entered into an offer letter pursuant to which pursuant to which (a) we will pay Mr. Serra a base salary of $175,000, which shall increase to $200,000 after one year of employment; (b) Mr. Serra is entitled to receive an annual bonus based on mutually agreeable net sales targets, with “low”, “moderate” and “high” thresholds with the bonus amount equal to 15% of base salary with respect to the low threshold, 25% of base salary with respect to the moderate threshold and 35% of base salary with respect to the high threshold; (c) Mr. Serra was entitled to receive a sign-on stock option grant to purchase 92,500 shares of our common stock, exercisable at $5.12 per share, with 46,250 of such shares underlying the option vesting annually over a period of three years from the date of grant and 46,250 of such shares underlying the option vesting based upon the achievement of certain milestones, provided, that, notwithstanding the foregoing, Mr. Serra subsequently agreed that all 92,500 options would vest annually over a four year period; and (c) Mr. Serra will be entitled to participate in our company’s employee benefit plans. In addition, Mr. Serra is entitled to severance pay equal to four months’ base salary and will increase to six months’ salary on the two year anniversary of his employment. Mr. Serra is employed on an at-will basis.

Kai-Hsiang Lin

            In connection with the retirement of Mr. Flanagan, we appointed Mr. Lin as our Vice President of Finance, effective March 22, 2016. We have agreed to pay Mr. Lin a base salary of $140,000 per year. Mr. Lin will also be entitled to participate in our employee benefit plans.

Outstanding Equity Awards at Fiscal Year-End

            The following table sets forth for each Named Executive Officer certain information concerning the outstanding equity awards as of January 31, 2016:

	Option awards					Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Carole Hochman CEO, CCO and Director	793,750(1)	635,000(1)	-	$5.12	6/6/2024	-	-	-	-
Joel Primus President, Secretary, Treasurer and Director, former CEO	106,214(2) 7,500	193,685(2) -	- -	$4.40 $10.00	8/18/2025 7/30/2022	- -	- -	- -	- -
Michael Flanagan CFO, COO	17,500	52,500(3)	-	$5.12	6/6/2024	-	-	-	-
Carlos Serra VP Sales & Merchandising	23,125	69,375(3)	-	$5.12	6/6/2024	-	-	-	-

(1)

Of the total, 750,347 options exercisable and 600,278 options unexercisable are held through Carole S. Hochman Trust, of which Carole’s son, David Hochman are trustees. These options vest monthly over a term of 36 months, commencing on June 10, 2014.

(2)	The options vest as to 25% immediately upon grant and the remaining 75% in equal monthly instalments over a term of three years from August 18, 2015.
(3)	The options vest annually over a term of four years commencing on June 10, 2014.

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

Resignation, Retirement, Other Termination, or Change in Control Agreements

            For a description of the material terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control, see above under the heading “Employment Arrangements.”

Fiscal 2016 Director Compensation

            The following table presents the total compensation for each person who served as a member of our board of directors during fiscal 2016. Other than as set forth in the table and described more fully below, in fiscal 2016 we did not pay any fees to, make any equity awards to, or pay any other compensation to the members of our board of directors who served as members during fiscal 2016. Ms. Hochman and Mr. Primus do not receive compensation for their service as directors. Total compensation for Ms. Hochman and Mr. Primus for services as employees is presented in “Executive Compensation—Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hochman	-	-	-	-	-	3,617	3,617
Andrew Kaplan	8,250	-	-	-	-	3,100	11,350
Paul Hayes	-	-	165,600	-	-	-	165,600
Martha Olson	-	-	148,600	-	-	-	148,600
Jesse Cole	-	-	157,300	-	-	-	157,300

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during fiscal 2016 and fiscal 2015, please review Notes 3 and 11 to the consolidated financial statements included in the Original Filing. Option awards shown here represent the aggregate grant date fair value of all options granted.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth, as of April 30, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, and by each of our current directors, the Named Executive Officers and all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

            Except as otherwise noted, the address of each person or entity in the following table is c/o Naked Brand Group Inc., 10th Floor - 95 Madison Avenue, New York, New York 10016.

	Shares of Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percentage(2)
Carole Hochman	723,262(3)	11.8%
Joel Primus	266,446(4)	4.3%
Andrew Kaplan	95,951(5)	1.6%
Jesse Cole	-(6)	-
Michael Flanagan	17,500(7)	0.3%
Carlos Serra	46,250(8)	0.8%
David Hochman	1,098,725(9)	15.5%
Paul Hayes	15,500(10)	0.3%
Martha Olson	12,500(11)	0.2%
Directors and Officers as a group (10 individuals)	2,276,134(12)	30.9%

Beneficial Owners of more than 5% of our Common Stock:
Bard Associates, Inc. 135 S. LaSalle St #3700 Chicago, IL 60603 USA	614,574(13)	9.9%

Carole S. Hochman Trust	937,934(14)	13.4%

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

(2)	Based on 6,069,982 shares of our common stock issued and outstanding as of April 30, 2016.
(3)

Includes 669,009 shares of our common stock currently issued and outstanding, 54,253 options to acquire shares of our common stock at a price of $5.12 per share, which are exercisable within 60 days. Excludes rights to acquire 23,872 shares of our common stock at a price of $5.12 per share which are not currently exercisable within 60 days.

(4)

Includes 121,492 shares of our common stock currently issued and outstanding, 7,500 options to acquire shares of our common stock at a price of $10.00 per share, which are currently exercisable and 137,454 options to acquire shares of our common stock at a price of $4.40 which are exercisable within 60 days. Excludes options to acquire 162,445 shares of our common stock at a price of $4.40 per share which are not currently exercisable within 60 days.

(5)

Includes 71,951 shares of our common stock currently issued and outstanding and options to acquire 24,000 shares of our common stock at a price of $5.12 per share, which are currently exercisable. Excludes options to acquire 12,000 shares of our common stock at a price of $5.12 per share which are not currently exercisable within 60 days

(6)	Excludes options to acquire 37,500 shares of our common stock at a price of $4.40 per share which are not currently exercisable within 60 days.
(7)	Includes options to acquire 17,500 shares of our common stock at a price of $5.12 per share, which are currently exercisable.
(8)

Includes options to acquire 46,250 shares of our common stock at a price of $5.12 per share, which are currently exercisable. Excludes options to acquire 46,250 shares of our common stock at a price of $5.12 per share which are not currently exercisable within 60 days.

(9)

Includes 102,791 shares of our common stock currently issued and outstanding, options to acquire 48,000 shares of our common stock at a price of $5.12 per share, which are currently exercisable, options to acquire 10,000 shares of our common stock at a price of $2.50 per share, which are currently exercisable, and options to acquire 937,934 shares of our common stock at a price of $5.12 per share, which are exercisable within 60 days by Carole S. Hochman Trust, over which Mr. Hochman exercises control. Excludes options to acquire 24,000 shares of our common stock at a price of $5.12 per share which are not currently exercisable within 60 days and options to acquire 412,691 shares of our common stock at a price of $5.12 per share, which are not currently exercisable within 60 days by Carole S. Hochman Trust.

(10)

Includes 3,000 shares of our common stock currently issued and outstanding and options to acquire 12,500 shares of our common stock at a price of $4.48 per share which are currently exercisable within 60 days. Excludes options to acquire 25,000 shares of our common stock at a price of $4.48 per share which are not currently exercisable within 60 days.

(11)

Includes options to acquire 12,500 shares of our common stock at a price of $4.48 per share which are currently exercisable within 60 days. Excludes options to acquire 25,000 shares of our common stock at a price of $4.48 per share which are not currently exercisable within 60 days.

(12)

Includes an aggregate of 968,243 shares of our common stock currently issued and outstanding and options to acquire 1,307,891 shares of our common stock, which are currently exercisable within 60 days. Excludes options to acquire 821,858 shares of our common stock, which are not currently exercisable within 60 days.

(13)

Based on information reported by Bard Associates, Inc. on Schedule 13G filed with the SEC on January 12, 2016. Of the shares of our common stock beneficially owned, Bard Associates , Inc. reported that it has sole power to vote or direct the vote of 51,035 shares and sole power to dispose or to direct the disposition of 614,574 shares. Amount includes warrants to acquire 166,681 shares of our common stock at a price of $6.00 per share, which are currently exercisable for which Bard Associates, Inc.

(14)

Includes options to acquire 937,934 shares of our common stock at a price of $5.12 per share, which are exercisable within 60 days by Carole S. Hochman Trust, over which Mr. David Hochman exercises control. Excludes options to acquire 412,691 shares of our common stock at a price of $5.12 per share, which are not currently exercisable within 60 days by the Carole S. Hochman Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

            The following table summarizes compensation plans under which our equity securities are authorized for issuance as of January 31, 2016.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price Of Outstanding Options, Warrants and Rights($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	2,142,899	$4.07	607,101
Equity compensation plans not approved by security holders(2)	48,375	$10.00	-

(1)	Reflects our 2014 Long-Term Incentive Plan.
(2)	Reflects our 2012 Stock Option Plan.

Item 13.               Certain Relationship and Related Transactions, and Director Independence

            Other than as set forth below, since February 1, 2014, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of the following persons had or will have a direct or indirect material interest:

  any of our directors or officers;
  any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of Naked Brand Group Inc. when it was a shell company; and
  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

            On June 10, 2014, Carole Hochman, our Chief Executive Officer, Chief Creative Officer and a director of our company, (1) purchased 17 units of our securities at a price of $25,000 per unit and (2) exchanged a 6% senior secured convertible notes in the principal amount of $252,630, being the principal and accrued interest due under such note, for the issuance of 11.2 units of our securities at a price of $25,000 per unit at an exchange rate equal to 90% of the purchase price paid in the private placement offering. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 4,167 of our common shares at an exercise price of $6.00 per share, subject to certain adjustment as set out in the warrant agreement.

            On June 10, 2014, David Hochman, a director of our company, (1) purchased 2 units of our securities at a price of $25,000 per unit and (2) exchanged a 6% senior secured convertible notes in the principal amount of $77,219, being the principal and accrued interest due under such note, for the issuance of 5.4 units of our securities at a price of $25,000 per unit at an exchange rate equal to 90% of the purchase price paid in the private placement offering. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 4,167 of our common shares at an exercise price of $6.00 per share, subject to certain adjustment as set out in the warrant agreement.

            On June 10, 2014, Andrew Kaplan, a director of our company exchanged a 6% senior secured convertible notes in the principal amount of $101,052, being the principal and accrued interest due under such note, for the issuance of 4.49 units of our securities at a price of $25,000 per unit at an exchange rate equal to 90% of the purchase price paid in the private placement offering. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 4,167 of our common shares at an exercise price of $6.00 per share, subject to certain adjustment as set out in the warrant agreement.

            On July 8, 2014, Chris Heyn, a former director of our company, purchased 1 unit of our securities at a price of $25,000 per unit. Each unit consisted of (i) a 6% convertible senior secured debenture in the principal amount of $25,000 and (ii) warrants to purchase 4,167 of our common shares at an exercise price of $6.00 per share, subject to certain adjustment as set out in the warrant agreement.

            On June 11, 2015, Carole Hochman entered into a guaranty in favor of Capital Business Credit LLC, the lender under our factoring agreement, pursuant to which Ms. Hochman guaranteed repayment of our indebtedness and performance of our obligations under the factoring agreement. Pursuant to the factoring agreement, we may borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral. Ms. Hochman also provided side collateral of $500,000 to support a portion of the borrowings. At January 31, 2016, an amount of $527,711 was owing under the terms of the factoring agreement, for advances made, net of repayments of such advances through the collection of factored receivables.

            On July 3, 2015, we entered into agreements to amend certain warrants to purchase shares of our common stock held by Carole Hochman, David Hochman and Nico Pronk, President and CEO of Noble Financial Capital Markets Inc. The warrants were initially issued in conjunction with the closing of our private placement offering on June 10, 2014. Pursuant to these amendments, the original warrants held by Ms. and Mr. Hochman and Mr. Pronk were amended to (i) reduce the exercise price to $4.00 per share of common stock in cash, (ii) shorten the exercise period, (iii) restrict the ability of the holders of shares issuable upon exercise of such warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without our prior written consent for a period of one hundred and twenty (120) days, and (iv) provide that a holder, acting alone or with others, will not affect any purchases or sales of any of our securities in any “short sales” or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the above-mentioned one hundred and twenty day period. On July 3, 2015, in connection with the amendments to the warrants described above, Ms. Hochman exercised 117,616 amended warrants, pursuant to which we issued an aggregate of 117,616 shares of our common stock for aggregate gross proceeds of approximately $470,464, Mr. Hochman, on behalf of himself and an entity controlled by him, exercised 22,633 amended warrants, pursuant to which we issued an aggregate of 22,633 shares of our common stock for aggregate gross proceeds of approximately $90,532 and Nico Pronk exercised 64,999 amended warrants, pursuant to which we issued an aggregate of 64,999 shares of our common stock for aggregate gross proceeds of approximately $260,004.

            On December 23, 2015, Carole Hochman, our Chief Executive Officer, Chief Creative Officer and a director of our company, purchased 287,500 shares of our common stock at a price of $4 per share in connection with the close of an underwritten public offering.

            On December 23, 2015, David Hochman, a director of our company, purchased 17,500 shares of our common stock at a price of $4 per share in connection with the close of an underwritten public offering.

            On December 23, 2015, Paul Hayes, a director of our company, purchased 3,000 shares of our common stock at a price of $4 per share in connection with the close of an underwritten public offering.

            We incur ongoing marketing fees with a marketing agency of which Ms. Hochman’s daughter, and Mr. Hochman’s sister, is a principal. Since February 1, 2014 through January 31, 2016, we have paid approximately $414,777 in marketing fees to the company pursuant to the consulting agreement, which includes $132,500 during 2015 and $282,277 in 2016, of which $90,777 (2015: $Nil) was related to third party pass through costs.

Board Independence

            Except as may otherwise be permitted by the applicable listing standards of NASDAQ, a majority of the members of our board of directors shall be independent directors. Our board of directors has determined that Andrew Kaplan, Paul Hayes, Martha Olson and Jesse Cole qualify as independent directors under the applicable listing standards of NASDAQ. Our board of directors has also determined that each director who currently serves on the Audit Committee is independent under the applicable listing standards of NASDAQ and Rule 10A-3 under the Exchange Act, and that each director who currently serves on the Compensation Committee meets NASDAQ’s heightened standard of independence applicable to Compensation Committee members. Ms. Hochman and Mr. Primus are not independent for purposes of the rule because each of them is an executive officer of our company. Mr. Hochman is not independent for purposes of the rule because he is Ms. Hochman’s son.

Item 14.               Principal Accounting Fees and Services

            The following table presents aggregate fees billed to us for services rendered by BDO USA, LLP during the fiscal years 2016 and 2015.

	Fiscal year ended	Fiscal year ended
	January 31, 2016	January 31, 2015
Audit Fees (1)	$258,800	$84,200
Audit-Related Fees	—	—
Tax Fees (2)	25,400	37,000
All Other Fees	—	—
Total	$284,200	$121,000

(1)

Audit fees consisted of fees paid for our annual audits, review of our quarterly reports on Form 10-Q and our SEC filings related to our 2015 public offering and re-sale registration statement on Form S-1.

(2)	Tax fees consist of fees billed for the preparation of corporate tax returns.

Preapproval Policies and Procedures

            Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services provided by BDO USA, LLP for our fiscal years 2016 and 2015 were pre-approved by our Audit Committee in accordance with this policy.

PART IV

Item 15.               Exhibits, Financial Statement Schedules

We have filed the following documents as part of this report:

1. Consolidated Financial Statements:

Report of BDO USA, LLP*

Consolidated Balance Sheets as at January 31, 2016 and January 31, 2015*

Consolidated Statements of Operations for the years ended January 31, 2016 and 2015*

Consolidated Statement of Changes Stockholders’ Equity (Capital Deficit) for the years ended January 31, 2016 and 2015*

Consolidated Statements of Cash Flows for the years ended January 31, 2016 and 2015*

Notes to Consolidated Financial Statements*

*Previously filed with our Annual Report on Form 10-K filed with the SEC on April 29, 2016, which is being amended hereby.

2. Financial Statement Schedules

            All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

            See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 31st day of May 2016.

NAKED BRAND GROUP INC.

Date:	May 31, 2016	/s/ Kai-Hsiang Lin
Kai-Hsiang Lin
Vice President of Finance

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
10.38±

Description of Deferred Compensation Arrangement with Carole Hochman (incorporated by reference from Exhibit 10.65 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015)

10.39	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 10.66 to our registration statement on Form S-1 filed with the SEC on December 16, 2015)
10.40**	Compensation Arrangement between the Company and Mr. Kai-Hsiang Lin
10.41**	Confidential Separation Agreement and General Release with Michael Flanagan dated March 17, 2016
21.1**	List of Subsidiaries
24.1**	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1**	Certification of Carole Hochman, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Kai-Hsiang Lin, Vice President of Finance, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Carole Hochman, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Kai-Hsiang Lin, Vice President of Finance, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Carole Hochman, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Kai-Hsiang Lin, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Previously filed with our Annual Report on Form 10-K filed with the SEC on April 29, 2016.
*** Previously furnished with our Annual Report on Form 10-K filed with the SEC on April 29, 2016.
± Indicates a management contract or compensatory plan.

(1) Portions of this exhibit containing confidential information have been omitted pursuant to an order for confidential treatment granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the SEC.