Form 10-Q
period 2016-04-30
NAKED BRAND GROUP INC.
filed 2016-06-14
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37662

NAKED BRAND GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10th Floor – 95 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip code)

(212) 851-8050

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 14, 2016, there were 6,069,982 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include, but are not limited to, statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; our collaboration with Dwyane Wade; relationships with retailers, wholesalers and other business partners; ability to add new customer accounts; and future borrowings under the Joint Factoring Agreement with Wells Fargo. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”).

CERTAIN TERMS USED IN THIS FORM 10-Q

Unless expressly indicated or the context requires otherwise, the terms “Naked,” the “Company,” “we,” “us,” and “our” in this document refer to Naked Brand Group Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended April 30, 2016

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	April 30, 2016	January 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$2,912,811	$4,780,994
Accounts receivable, net of allowances of $33,258 (January 31, 2016: $34,398)	136,772	127,422
Inventory, net of allowances of $375,000 (January 31, 2016: $390,000)	1,773,590	921,449
Prepaid expenses and deposits	88,039	956,807
Total current assets	4,911,212	6,786,672

Equipment, net	10,008	13,215
Intangible assets, net	73,095	73,095
Deferred costs	50,000	-

TOTAL ASSETS	$5,044,315	$6,872,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$897,210	$993,399
Interest payable	5,927	6,025
Factored line of credit	218,756	527,711
Promissory note payable	3,450	3,450
Convertible promissory notes	591,707	584,942
Total current liabilities	1,717,050	2,115,527
Deferred compensation	137,036	170,369

TOTAL LIABILITIES	1,854,086	2,285,896

STOCKHOLDERS' EQUITY
Common stock
Authorized 11,250,000 common shares, par value $0.001 per share
Issued and outstanding 6,069,982 common shares (January 31, 2016: 6,069,982)	6,070	6,070
Common stock to be issued	15,000	15,000
Accumulated paid-in capital	52,096,579	50,953,341
Accumulated deficit	(48,921,175)	(46,381,080)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	3,190,229	4,587,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,044,315	$6,872,982

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

for the three months ended April 30,	2016	2015

Net sales	$447,627	$259,366

Cost of sales	307,869	191,216

Gross profit	139,758	68,150

Operating Expenses
General and administrative expenses	2,654,621	2,315,933
Foreign exchange	(648)	(3,783)

Total operating expenses	2,653,973	2,312,150

Operating loss	(2,514,215)	(2,244,000)

Other income (expense)
Interest expense	(19,116)	(114,705)
Accretion of debt discounts and finance charges	(6,764)	(160,231)
Fair value mark-to-market adjustments	-	708,900

Total other income (expense)	(25,880)	433,964

Net loss for the period	$(2,540,095)	$(1,810,036)

Net loss per share
Basic	$(0.42)	$(1.73)
Diluted	$(0.42)	$(1.73)

Weighted average shares outstanding
Basic	6,072,482	1,046,532
Diluted	6,072,482	1,046,532

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
(Unaudited)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Loss	(Capital Deficit)
Balance, February 1, 2015	1,010,391	$1,011	$25,083,735	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant to the conversion of debt	79,025	79	236,985	-	-	-	237,064
Shares issued in exchange for services rendered	2,500	2	11,998	-	-	-	12,000
Shares issued as payment for interest owing under convertible debt arrangements	183,205	183	774,964	-	-	-	775,147
Shares issued pursuant to the exercise of amended warrants	585,705	586	2,342,243	-	-	-	2,342,829
Less: commissions paid	-	-	(91,422)	-	-	-	(91,422)
Shares issued in a public offering	1,875,000	1,875	7,498,125	-	-	-	7,500,000
Less: share issue costs	-	-	(623,720)	-	-	-	(623,720)
Shares issued upon automatic conversion of debentures	2,312,150	2,312	6,934,138	-	-	-	6,936,450
Rounding shares issued in connection with reverse stock split	22,006	22	(22)	-	-	-	-
Derivative liability reclassifications	-	-	3,091,050	-	-	-	3,091,050
Stock based compensation	-	-	5,632,267	-	-	-	5,632,267
Modification of warrants	-	-	63,000	-	-	-	63,000
Net loss for the year	-	-	-	-	(19,063,399)	-	(19,063,399)
Balance, January 31, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086
Stock based compensation	-	-	1,143,238	-	-	-	1,143,238
Net loss for the period	-	-	-	-	(2,540,095)	-	(2,540,095)
Balance, April 30, 2016	6,069,982	$6,070	$52,096,579	$15,000	$(48,921,175)	$(6,245)	$3,190,229

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the three months ended April 30,	2016	2015

Cash flows from operating activities
Net loss for the period	$(2,540,095)	$(1,810,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,140	2,568
Provision for obsolete inventory	(15,000)	(31,000)
Depreciation and amortization	3,207	7,372
Other non cash items (Schedule 1)	1,150,002	669,254
Changes in operating assets and liabilities:
Accounts receivable	(10,490)	(75,101)
Prepaid expenses and deposits	868,768	(224,581)
Inventory	(837,141)	(226,218)
Accounts payable	(96,188)	(12,717)
Interest payable	(98)	106,076
Deferred costs	(50,000)	-
Deferred compensation	(33,333)	66,666

Net cash used in operating activities	(1,559,228)	(1,527,717)

Cash flows from investing activities
Acquisition of intangible assets	-	(17,543)
Purchase of equipment	-	(1,217)

Net cash used in investing activities	-	(18,760)

Cash flows from financing activity
Repayments on factoring arrangements	(308,955)	-

Net cash used in financing activity	(308,955)	-

Net decrease in cash	(1,868,183)	(1,546,477)

Cash at beginning of the period	4,780,994	1,943,235

Cash at end of the period	$2,912,811	$396,758

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows – Schedule 1
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the three months ended April 30,	2016	2015

Cash paid during the period for:
Interest	$19,540	$9,074
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accounts payable with equity	$-	$12,000
Conversion of convertible debt to shares	-	147,255
Interest paid in shares	-	2,338

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Stock based compensation	$1,143,238	$1,217,983
Change in fair value of derivative financial instruments	-	(708,900)
Amortization of deferred financing fees	6,764	7,055
Accretion of debt discount	-	153,116

	$1,150,002	$669,254

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
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

Effective August 10, 2015, the Company effected a reverse stock split of its common stock on the basis of 1:40. As such, the Company’s authorized capital was decreased from 450,000,000 shares of common stock to 11,250,000 shares of common stock and an aggregate of 53,278,818 shares of common stock issued and outstanding were decreased to 1,331,977 shares of common stock. These interim condensed consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

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

As of April 30 2016, the Company had not yet achieved profitable operations, had incurred a net loss of $2,540,095 and had an accumulated deficit of $48,921,175 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

The consolidated balance sheet at January 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

These unaudited condensed consolidated financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its annual report on Form 10-K for the year ended January 31, 2016.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of April 30, 2016 and 2015, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

For the three months ended April 30,	2016	2015
United States	$445,598	$179,076
Canada	2,029	80,290
	$447,627	$259,366

At April 30, 2016, the net book value of long-lived assets all located within North America were as follows:

	April 30, 2016		January 31, 2016
	Equipment	Intangible assets	Equipment	Intangible assets
United States	$4,397	$53,738	$7,091	$53,738
Canada	5,611	19,357	6,124	19,357
	$10,008	$73,095	$13,215	$73,095

Loss per share

Net loss per share was determined as follows:

For the three months ended April 30,	2016	2015
Numerator
Net loss	$(2,540,095)	$(1,810,036)
Denominator
Weighted average common shares outstanding	6,072,482	1,046,532

Basic and diluted net loss per share	$(0.42)	$(1.73)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	3,792,597	3,484,038
Convertible debt	60,000	2,400,859
	3,852,597	5,884,897

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

Recently Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted this standard on February 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In April 2015, the FASB, issued the ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In addition, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which permits entities to defer and present debt issuance costs related to line-of-credit arrangements as assets, and was adopted concurrently with ASU No. 2015-03. The Company adopted these standards on a retroactive basis on February 1, 2016. Adoption of these standards resulted in the reclassification of $15,058 in deferred financing costs at January 31, 2016 from assets to a deduction from the related debt liability.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires a company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

In January 2016, the FASB issued ASU No. 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right–of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

4.	Inventory

Inventory of the Company consisted of the following:

	April 30, 2016	January 31, 2016
Finished goods	$2,145,583	$1,308,442
Raw materials	3,007	3,007
	2,148,590	1,311,449
Less: allowance for obsolete inventory	(375,000)	(390,000)
Total inventory	$1,773,590	$921,449

Balances at April 30, 2016 and January 31, 2016 are recorded at historical cost, less amounts for potential declines in value. At April 30, 2016, management has recorded an allowance for obsolescence of $375,000 (January 31, 2016: $390,000) to reduce inventory to its estimated net realizable value.

5.	Equipment

Equipment of the Company consisted of the following at April 30, 2016 and January 31, 2016:

	April 30, 2016	January 31, 2016
Furniture & equipment	$10,250	$10,250
Computer equipment	26,082	26,082
	36,332	36,332
Less: Accumulated depreciation	(26,324)	(23,117)
	$10,008	$13,215

Depreciation expense for the three-month period ended April 30, 2016 was $3,207 (2015: $2,996).

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

6.	Intangible Assets

Intangible assets of the Company consisted of the following at April 30, 2016 and January 31, 2016:

	April 30, 2016	January 31, 2016	Useful life (Years)
Trade Names/Trademarks	$73,095	$73,095	Indefinite
Website	49,512	49,512	2
	122,607	122,607
Less: accumulated amortization	(49,512)	(49,512)
	$73,095	$73,095

Amortization expense for the year ended April 30, 2016 was $Nil (2015: $4,375).

7.	Related Party Transactions and Balances

Related Party Balances

At April 30, 2016, included in accounts payable and accrued liabilities is $2,475 (January 31, 2016: $7,599) owing to directors and officers of the Company for reimbursable expenses and $26,813 (January 31, 2016: $35,490) owing to a firm of which a direct family member of a director and officer of the Company is a principal, in respect of unpaid marketing fees. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Related Party Transactions

During the three months ended April 30, 2016, included in general and administrative expenses is $Nil (2015: $58,400) in respect of directors fees and investor relations fees, $1,283,000 (2015: $1,180,635) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $62,213 (2015: $46,700) in respect of marketing fees, of which $9,113 (2015: $Nil) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and director (the “CEO”) of the Company for a term of three years whereby (a) the CEO shall be entitled to a base salary of $400,000 per year, provided the CEO will forgo the first twelve months of the base salary and only receive minimum wage during that period; (b) the CEO received a sign-on stock option grant to purchase 1,428,750 shares of common stock of the Company, equal to 20% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis, (the “CEO Options”), with each option exercisable at $5.12 per share and vesting in equal monthly instalments over a period of three years from the date of grant; and (c) the CEO will be eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by the Company’s board of directors. In connection with this employment agreement, the Company has agreed to issue 2,500 shares of common stock to a consultant of the Company. An amount of $15,000 is included in common stock to be issued at April 30, 2016 in respect of these 2,500 shares. The fair value of $4.80 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. At April 30, 2016, an amount of $137,036 (January 31, 2016: $170,369) in deferred compensation related to the amortization of total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement. During the three months ended April 30, 2016, the CEO received minimum wage compensation of $10,313 (2015: $4,160) under the terms of this employment agreement.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

7.	Related Party Transactions and Balances – continued

On June 10, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary has not yet been paid as of April 30, 2016. The Company has accrued her base salary compensation payable and at April 30, 2016, an amount of $366,663 (January 31, 2016: $266,664) is included in accounts payable and accrued liabilities in respect of such base salary payable. The CEO has agreed to allow the Company to defer payment of her salary provided such amounts accrue interest at a rate of 3% per annum. The Company is currently negotiating settlement of this base salary payable with the CEO.

Effective June 9, 2014, the Company entered into an employment arrangement with the former Chief Financial Officer (the “Former CFO”) of the whereby (a) the Former CFO was entitled to a base salary of $200,000 per year; and (b) the Former CFO received a sign-on stock option grant to purchase 70,000 shares of common stock of the Company (the “Former CFO Options”), with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant. During the three months ended April 30, 2016, the Former CFO retired and as such, his employment was terminated. Pursuant to the termination of his employment, the Company entered into a separation agreement whereby the Former CFO will receive (i) severance payment equal to one hundred thousand dollars ($100,000), which is the equivalent of six (6) months of severance pay, payable in equal monthly installments and (ii) a payment equal to accrued and unused vacation time through the date of his retirement. Additionally, the unvested Former CFO Options were immediately forfeited on the date of his retirement and vested Former CFO Options will be exercisable until ninety (90) days after the date of his retirement, at which time the vested Former CFO options will also expire.

Effective June 23, 2014, the Company entered into an employment arrangement with an officer (the “Officer”) of the Company whereby (a) the Officer shall be entitled to a base salary of $175,000 per year; and (b) the Officer received a sign-on stock option grant to purchase 92,500 shares of common stock of the Company, with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant.

On August 18, 2015, the Company entered into an employment agreement with an officer (the “President”). The employment agreement provides for an initial term of one year, which may be extended for additional one-year periods upon the expiration of the then-current term with the mutual agreement in writing of the Company and the President. As compensation for his services, the employment agreement provides that the Company shall pay the President a base salary of $164,000 per year. In addition, the President will be eligible to receive an annual cash bonus for each whole or partial year during the term of his employment, payable based on the achievement of one or more performance goals established annually by the Company’s board of directors in consultation with the President or as otherwise determined by the Company’s board of directors in its discretion. The President was also granted stock options to purchase 299,899 shares of the Company’s common stock, with each option exercisable at $4.40 per share and vesting as to 25% immediately on the date of grant and the remaining 75% in equal monthly installments over a period of three years from the date of grant. The options were granted on August 18, 2015.

Effective March 22, 2016, the Company appointed a Vice President of Finance (the “VP”) to replace the Former CFO. As compensation for the VP’s services, the Company agreed to pay the VP a base salary of $140,000 per year. The VP is also entitled to participate in the Company’s employee benefit plans.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

8.	Factoring Line of Credit

On June 11, 2015, the Company entered into a factoring agreement (the “Factoring Agreement”) with Capital Business Credit LLC (the “Factor”) whereby the Company could borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the Factoring Agreement. A director and officer of the Company provided side collateral of $500,000 to support a portion of the borrowings and guaranteed repayment of the Company’s indebtedness and performance of its obligations under the Factoring Agreement. The facility was secured by a general security interest over all of the Company assets and interests. The term of the agreement was for a period of one year and would automatically renew for additional one year terms, unless terminated at any time by the Factor or by the Company prior to such renewal, with thirty days’ prior written notice. As discussed in Note 14 below, subsequent to April 30, 2016, the Company did not renew the Factoring Agreement with the Factor and entered into a new factoring agreement with a different party.

Under the terms of the Factoring Agreement, the Company could sell and assign eligible accounts receivable to the Factor in exchange for advances made to the Company. The Factor purchased eligible accounts receivable net of a factoring commission of 0.9% of such receivable. The Company bore the risk of credit loss on the receivable, except where the Factor provided credit approval in writing on such receivable. These receivables were accounted for as a secured borrowing arrangement and not a sale of financial assets.

The facility bore interest on the daily net balance of any moneys owed at a rate of the greater of (i) 5.5% per annum; and (ii) 2% above the Prime Rate as quoted in the Wall Street Journal (the “Prime Rate”). At April 30, 2016, the Prime Rate was 3.25%, thus the facility was bearing interest at 5.5%. To the extent that net advances owing exceed the borrowing base described above, additional interest of 1% per annum was charged based upon the daily balance of any such over advance.

Factor expenses and interest charged to operations during the three months ended April 30, 2016 were $5,829 (2015: $Nil). At April 30, 2016, an amount of $218,756 (January 31, 2016: $527,711) was owing under the terms of the Factoring Agreement, for advances made to the Company, net of repayments of such advances through the collection of factored receivables.

9.	Promissory Note Payable

(i)	On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At April 30, 2016, an amount of $3,450 (CDN$3,750) (2015: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

10.	Convertible Promissory Notes Payable

	April 30, 2016	January 31, 2016
First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due October 1, 2016.	600,000	600,000
Less: deferred finance fees	(8,293)	(15,058)
	591,707	584,942
Less: current portion	(591,707)	(584,942)
	$-	$-

Senior Secured Convertible Note Agreements with Kalamalka Partners

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

During the three months ended April 30, 2016, the Company recorded $6,765 (2015: $7,055) in financing charges in respect of the amortization of fees incurred in connection with the issuance and modification of these Notes.

Subsequent to April 30, 2016, the Company repaid all principal and accrued and unpaid interest amounts due under the Notes in their entirety and as such, these Notes are no longer outstanding.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At April 30, 2016, 597,101 (January 31, 2016: 607,101) options remain available for issuance under the 2014 Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended April 30, 2016 and January 31, 2016 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2015	1,794,875	$5.48	$8.40
Expired	(22,250)	$22.81
Forfeited	(3,750)	$4.48
Granted	422,399	$4.48	$4.15

Outstanding at January 31, 2016	2,191,274	$5.12
Expired	(1,375)	$10.00
Forfeited	(52,500)	$5.12
Granted	10,000	$2.50	$1.41
Outstanding at April 30, 2016	2,147,399	$5.10
Exercisable at April 30, 2016	1,142,021	$5.28

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

11.	Stockholders’ Equity – continued

At April 30, 2016, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the common stock of the Company as follows:

Number	Exercise Price	Expiry Date	Number Vested
15,000	10.00	October 9, 2017	15,000
1,250	10.00	February 1, 2018	1,250
3,750	10.00	May 1, 2018	3,750
2,000	10.00	April 1, 2019	2,000
25,000	10.00	July 30, 2022	25,000
1,646,750	5.12	June 6, 2024	910,063
25,000	6.00	June 10, 2024	25,000
37,500	5.12	February 3, 2025	12,500
37,500	4.48	February 25, 2025	12,500
6,250	4.80	July 6, 2025	-
337,399	4.40	August 18, 2026	124,958
10,000	2.50	February 25, 2026	10,000
2,147,399			1,142,021

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At April 30, 2016, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (January 31, 2016: $Nil and $Nil, respectively).

During the three months ended April 30, 2016, the Company recognized a total fair value of $1,271,361 (2015: $1,217,983) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $6,283,968 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to February 2019.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2016	2015
Expected term of stock option (years) (1)	5.00	6.36
Expected volatility (2)	67.70%	125.14%
Stock price at date of issuance	$2.50	$5.20
Risk-free interest rate	1.16%	1.75%
Dividend yields	0.00%	0.00%

(1) As the Company has insufficient historical data on which to estimate the expected term of the options, the Company has elected to apply the short-cut method to determine the expected term under the guidance of Staff Accounting Bulletin No. 110.

(2) As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

11.	Stockholders’ Equity – continued

Share Purchase Warrants

At April 30, 2016, the Company had 1,645,198 share purchase warrants outstanding as follows:

Number		Exercise Price	Expiry Date
6,250		$4.00	November 14, 2016
6,250		$4.00	November 26, 2016
5,688		$4.00	December 24, 2016
12,451		$10.00	August 10, 2017
3,750		$10.00	August 10, 2018
60,001		$6.00	April 4, 2019
555,968		$6.00	June 10, 2019
155,052		$3.00	June 10, 2019
168,883		$6.00	July 8, 2019
29,343		$3.00	July 8, 2019
24,625		$8.00	October 23, 2019
137,180		$4.80	December 23, 2020
365,688		$4.80	June 15, 2022
36,569	(1)	$4.80	June 15, 2022
15,000		$4.80	July 6, 2022
62,500		$5.11	September 1, 2022

1,645,198

(1) These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant

During the year ended January 31, 2016, the Company issued an aggregate of 479,756 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $(128,123) during the three months ended April 30, 2016 (2015: $Nil) in connection with warrants granted.

Certain of the warrants granted during the year ended January 31, 2016 become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement. The fair value of these warrants at issuance was calculated to be $168,500 based on the Black-Scholes option pricing model using the following assumptions: expected term 7 years, expected volatility 153.00%, expected dividend yield 0.00%, risk free interest rate 2.11%. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

11.	Stockholders’ Equity – continued

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at February 1, 2015	1,628,581	$5.74
Issued	616,937	$4.83
Exercised	(585,709)	$6.00
Expired	(14,611)	$9.82

Outstanding at January 31, 2016 and April 30, 2016	1,645,198	$5.27

12.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three months ended April 30, 2016, the Company had concentrations of sales with two customers equal to 32.2% of the Company’s net sales (2015: one customer equal to 56.6% of net sales). As at April 30, 2016 the accounts receivable balances for these customers was $98,832 (January 31, 2016: $73,347).

13.	Commitments

i)	In accordance with a negotiated agreement, the Company paid a non-refundable guaranteed advance on royalties of $50,000 during the year ended January 31, 2016, and is required to pay royalty fees based on the greater of a pre-determined percentage not to exceed 10% of net wholesale sales, as defined in such agreements, or a minimum annual amount. Minimum royalty payments are being amortized to operations over the period for which royalties accrue under the terms of the agreement. During the three months ended April 30, 2016, $75,000 (January 31, 2016: $75,000) in royalties were amortized to operations.

The Company is committed to future minimum royalty payments as follows:

Year ending January 31,	Amount
2017	$237,500
2018	350,000
2019	350,000
2020	262,500
$1,200,000

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

13.	Commitments – continued

ii)	Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the Agreement. Subsequent to January 31, 2016, the Company negotiated a 6 month hold on the monthly cash retainer, effective March 1, 2016.

Future commitments over the remaining term of the agreement are as follows:

Year ending January 31,	Amount
2017	$50,000
2018	175,000
2019	235,000
2020	20,000
$480,000

14.	Subsequent Events

On June 14, 2016, the Company entered into a Joint Factoring Agreement (the “Joint Factoring Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Factoring Agreement with Wells Fargo replaces the factoring agreement with Capital Business Credit LLC, which was terminated effective on the same date.

Under the terms of the Joint Factoring Agreement, the Company may assign eligible accounts receivable (the “Accounts”) to Wells Fargo in exchange for loans and advances (each such loan or advance, an “Advance”) up to an aggregate amount (the “Borrowing Base”) not to exceed the lesser of (i) $6,000,000 or (ii) the sum of up to 80% of trade receivables deemed eligible by Wells Fargo plus (A) the lesser of up to (x) 50% of the value, calculated at the lower of cost or market, of finished goods, warehoused inventory deemed eligible by Wells Fargo or (y) $500,000, plus (B) the lesser of (x) up to 75% of marketable securities held in a blocked security account, subject to an account control agreement in favor of Wells Fargo (the “Securities Account”); provided, however, that at any time when the market value of the securities held in such Securities Account is below $1,067,000, then the value of such securities for purposes of calculating the Borrowing Base will be $0 or (y) $200,000, less any reserves that Wells Fargo may establish from time to time.

In connection with Wells Fargo’s services under the Joint Factoring Agreement, Wells Fargo will receive a commission equal to the Factoring Commission Percentage (as defined in the Joint Factoring Agreement) multiplied by the gross invoice amount of each Account purchased, which shall be charged to the Company’s account on the date a related Advance is made. During the initial term of the Joint Factoring Agreement, Wells Fargo will receive minimum commissions equal to $24,000, $36,000 and $50,000 during the first, second and third year, respectively.

The Company will bear the risk of credit loss on the Accounts, except where Wells Fargo has provided credit approval in writing on such Account. The Advances will bear interest on the daily net balance of any moneys owed at a rate of LIBOR plus 3%. All obligations under the Joint Factoring Agreement, including the Advances (collectively, the “Obligations”), are payable on demand and may be charged by Wells Fargo to the Company’s account at any time.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2016
(Expressed in US Dollars)
(Unaudited)

14.	Subsequent Events – continued

The Obligations are secured by a continuing security interest in all assets, properties, and rights of the Company, wherever located, whether owned as of the date of the Joint Factoring Agreement or subsequent thereto. The term of the Joint Factoring Agreement is for three years and will automatically renew, unless terminated at any time by Wells Fargo with thirty days’ written notice, or by the Company prior to such renewal, with sixty days’ prior written notice.

The Joint Factoring Agreement contains covenants that are customary for agreements of this type. The failure to satisfy covenants under the Joint Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the termination of the Joint Factoring Agreement and/or the acceleration of the repayment obligations of the Company. The Joint Factoring Agreement contains provisions relating to events of default that are customary for agreements of this type.

To induce Wells Fargo to enter into the Joint Factoring Agreement, the Company’s Chief Executive Officer, Carole Hochman, executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations up to $500,000 and also agreed to provide her own brokerage account as security for the Obligations. Accordingly, in connection with her brokerage account, Ms. Hochman entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo. Pursuant to the Pledge and Security Agreement, Ms. Hochman agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account. Additionally, Ms. Hochman has represented and warranted to Wells Fargo that such account will not have an aggregate fair market value less than $1,400,000 so long as the Obligations are outstanding. Under the terms of the Account Control Agreement, Ms. Hochman agreed to perfect Wells Fargo’s security interests in her brokerage account.

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

During the quarter ended April 30, 2016, our net sales increased by $188,261, or 72.6% over the comparative quarter ended April 30, 2015 to $447,627. Net sales increased significantly primarily as a result of our first shipments of women’s sleepwear, loungewear and intimate apparel collections to select department store and specialty store accounts. Certain of these products were available direct to consumer through our ecommerce store (www.wearnaked.com) starting in August 2015 which sales increased by 250% to $105,000 from $30,000 in the quarter ended April 30, 2015. Also, we initiated wholesale deliveries, including our first groups of women’s bras and underwear, starting in February 2016. Sales of our women’s products at new accounts such as Bloomingdale’s and Dillard’s stores have been strong. As a result, we have already received purchase orders and planning indications from these stores for additional inventory and styles and expect to expand our store footprint with these accounts during 2016. We also expect to add new wholesale customer accounts for our women’s collections in the next several quarters and expect our sales of women’s products to continue to increase throughout the year as a result of the addition of new customer accounts as well as marketing and promotional activities to support these channels as well as our direct ecommerce sales.

Sales of our men’s products continued to constitute the majority of our wholesale and ecommerce revenues. During the quarter ended April 30, 2016, men’s products constituted 55% of total sales. While we expect sales of our women’s products to grow more rapidly than sales of our men’s products, we believe several factors will contribute to the ongoing expansion of our men’s business: 1) the reduction of suggested retail prices for our core men’s underwear products which we completed in May 2016; 2) the launch of the Wade x Naked collection expected in the Fall of 2016; and 3) the introduction of new underwear and loungewear products for men, including the recent launch of products such as Naked Shield™ and a Peruvian pima cotton loungewear collection. During the period, we also sold off some overstock of men’s inventory through new off sales channels. We also received a $250,000 purchase order in May 2016 for a product test of a single style of men’s underwear from major retail store chain. This order is expected to ship in August 2016 and, if the test is successful, we believe this will represent a significant opportunity for sales growth.

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

Results of Operations

THREE Months Ended April 30, 2016 AND 2015

Revenues

During the quarter ended April 30, 2016, our net sales increased by $188,261, or 72.6% over the comparative quarter ended April 30, 2015 to $447,627. Net sales increased significantly primarily as a result of our first shipments of women’s sleepwear, loungewear and intimate apparel collections to select department store and specialty store accounts.

Gross Margins

For the quarter ended April 30, 2016, we realized a gross margin of 31.2%, compared to 26.3% in the quarter ended April 30, 2015. The increase was primarily due to production efficiencies and a higher proportion of direct to consumer sales, which generate a higher gross margin.

Operating Expenses

	Three months ended April 30,		Change
	2016	2015	$	%
General and administrative
Bad debts (recovery)	$(1,082)	$2,568	(3,650)	(142.1)
Bank charges and interest	4,309	3,992	317	7.9
Consulting	(59,195)	19,910	(79,105)	(397.3)
Depreciation	3,207	7,372	(4,165)	(56.5)
Directors fees(1)	129,038	97,196	31,842	32.8
Insurance	-	21,781	(21,781)	(100.0)
Investor relations	24,343	18,949	5,394	28.5
Marketing	359,580	168,148	191,432	113.8
Occupancy and rent	38,756	13,578	25,178	185.4
Office and miscellaneous	55,489	62,537	(7,048)	(11.3)
Product development	122,840	139,013	(16,173)	(11.6)
Professional fees	102,625	118,007	(15,382)	(13.0)
Salaries and benefits(1)	1,694,346	1,541,906	152,440	9.9
Transfer agent and filing fees	8,020	6,111	1,909	31.2
Travel	34,270	45,461	(11,191)	(24.6)
Warehouse management	138,075	49,404	88,671	179.5
Total	$2,654,621	2,315,933	388,688	14.6

(1)	Included in salaries and benefits for the three months ended April 30, 2016 is $1,179,372 (2015: $1,104,411) and included in directors fees is $129,038 (2015: $97,196) for non-cash stock option compensation charges. These stock based compensation charges relate to stock options issued to a new core management team in June 2014 as part of certain incentive based compensation packages, and to new directors appointed in the year ended January 31, 2016. The fair value of such awards is being recognized over their vesting terms.

There was an overall increase in general and administrative expenses for the quarter ended April 30, 2016, from the quarter ended April 30, 2015. This increase is mostly attributable to an increase in salaries and benefits as a result of increased staffing levels commensurate with our increase in operations.

There were also increases in marketing, warehouse management and rent, as further explained below.

Our marketing expenses increased significantly for the quarter ended April 30, 2016 as a result of the engagement of a digital media consultant engaged in media relations, media database building, and coordination and the execution of promotional efforts, including our social media presence. We also incurred significant marketing expenses for merchandising consulting, photoshoots and promotional material in connection with the launch of new collections, and expenses associated with our collaboration and endorsement agreement with Dwyane Wade, including advanced royalty charges, photoshoots and promotional materials.

Product development costs have decreased slightly in the quarter ended April 30, 2016 in connection with the launch of our women’s collections.

Rent expense increased in the quarter ended April 30, 2016 as a result of an expanded team, however office and miscellaneous charges decreased as a result of the implementation of a fully integrated enterprise resource planning system as compared to the quarter ended April 30, 2015.

Warehouse management expenses increased in the quarter ended April 30, 2016 as compared to the quarter ended April 30, 2015 in connection with the large increase in inventory as a result of our new and expanded collections and as a result of the increase in direct-to-consumer online sales, which have higher shipping and handling costs.

There was a net recovery in consulting fee expenses as a result of negative stock option compensation charges recognized in the quarter ended April 30, 2016 for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50 Equity Based Payments to Non-Employees, the value of which decreased during the quarter ended April 30, 2016.

Other income and expenses

We incurred interest expenses of $19,116 for the quarter ended April 30, 2016 as compared to $114,705 for the same period in 2015. This decrease in interest is attributable to the conversion of long term debt.

Financing and accretion charges were $6,764 for the quarter ended April 30, 2016 compared to $160,231 for the quarter ended April 30, 2015. Financing and accretion expenses in the comparative period related mostly to the accretion of debt discounts associated with the long term debt, which was converted to shares of common stock in December 2015.

During the fiscal year ended January 31, 2015, in connection with a private placement offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock and, these embedded conversion features and warrants were subject to a registration rights agreement which, pursuant to the terms of this agreement, triggered the requirement to account for these instruments as derivative financial instruments. As a result of the application of these accounting rules, which required these derivative financial instruments to be carried at fair value, we recorded a mark to market gain of $708,900 during the quarter ended April 30, 2015 in correlation with fluctuations in the price of our common stock. During the quarter ended April 30, 2015, we obtained a waiver from all of the holders of these instruments waiving certain registration obligations of our Company and, as such, these instruments are no longer required to be accounted for in this manner and no such charges exist in the quarter ended April 30, 2016.

Net loss and comprehensive loss

Our net loss for the three months ended April 30, 2016 was $2,540,095, or $(0.42) per share, as compared to a net loss of $1,810,036, or $(1.73) per share, for the three months ended April 30, 2015. The most significant factor for the increase in net loss in the three months ended April 30, 2016 is a result of the non-cash income related to the fair value mark to market adjustment recorded in the comparative period, as described above.

Liquidity and FINANCIAL CONDITION

Liquidity

Our cash requirements have been principally to fund working capital needs, fund development of new product lines and to fund the procurement of inventory to support our growth.

As of April 30, 2016, the Company had cash totaling $2,912,811. The Company believes it has sufficient capital to fund its operations through [the fourth quarter of fiscal 2017. Accordingly, management intends to continue to raise funds from equity and debt financings to fund our operations and objectives. However, we cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our existing stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Factoring Arrangement with Wells Fargo

On June 14, 2016, we entered into a Joint Factoring Agreement (the “Joint Factoring Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Factoring Agreement with Wells Fargo replaces a factoring agreement with Capital Business Credit LLC, which was terminated effective on the same date.

Under the terms of the Joint Factoring Agreement, we may assign eligible accounts receivable (the “Accounts”) to Wells Fargo in exchange for loans and advances (each such loan or advance, an “Advance”) up to an aggregate amount (the “Borrowing Base”) not to exceed the lesser of (i) $6,000,000 or (ii) the sum of up to 80% of trade receivables deemed eligible by Wells Fargo plus (A) the lesser of up to (x) 50% of the value, calculated at the lower of cost or market, of finished goods, warehoused inventory deemed eligible by Wells Fargo or (y) $500,000, plus (B) the lesser of (x) up to 75% of marketable securities held in a blocked security account, subject to an account control agreement in favor of Wells Fargo (the “Securities Account”); provided, however, that at any time when the market value of the securities held in such Securities Account is below $1,067,000, then the value of such securities for purposes of calculating the Borrowing Base will be $0 or (y) $200,000, less any reserves that Wells Fargo may establish from time to time.

In connection with Wells Fargo’s services under the Joint Factoring Agreement, Wells Fargo will receive a commission equal to the Factoring Commission Percentage (as defined in the Joint Factoring Agreement) multiplied by the gross invoice amount of each Account purchased, which shall be charged to the Company’s account on the date a related Advance is made. During the initial term of the Joint Factoring Agreement, Wells Fargo will receive minimum commissions equal to $24,000, $36,000 and $50,000 during the first, second and third year, respectively.

We will bear the risk of credit loss on the Accounts, except where Wells Fargo has provided credit approval in writing on such Account. The Advances will bear interest on the daily net balance of any moneys owed at a rate of LIBOR plus 3%. All obligations under the Joint Factoring Agreement, including the Advances (collectively, the “Obligations”), are payable on demand and may be charged by Wells Fargo to the Company’s account at any time.

The Obligations are secured by a continuing security interest in all assets, properties, and rights of the Company, wherever located, whether owned as of the date of the Joint Factoring Agreement or subsequent thereto. The term of the Joint Factoring Agreement is for three years and will automatically renew, unless terminated at any time by Wells Fargo with thirty days’ written notice, or by us prior to such renewal, with sixty days’ prior written notice.

Working Capital (Consolidated)	April 30, 2016 (unaudited)	January 31, 2016
Current Assets	$4,911,212	$6,786,672
Current Liabilities	$1,717,050	$2,115,527
Working Capital	$3,194,162	$4,671,145

Our decrease in working capital during the period is primarily attributable to cash losses from operations.

Cash Flows

	Three months ended April 30,
	2016	2015
Cash Flows Used In Operating Activities	$(1,559,228)	$(1,527,717)
Cash Flows Used In Investing Activities	-	(18,760)
Cash Flows Used In Financing Activities	(308,955)	-
Net change in Cash During Period	$(1,868,183)	$(1,546,477)

Operating Activities

Cash flows used in our operating activities was $1,559,228 for the three months ended April 30, 2016, compared to $1,527,717 for the comparative period in 2015. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $1,150,003, mostly related to share based compensation charges as described above.

Investing Activities

There were no funds provided by or used in investing activities for the three-month period ended April 30, 2016.

Investing activities used cash of $18,760 for the three months ended April 30, 2015. Investing activities in this period included cash outlays for a European patent and trademark acquisition.

Financing Activities

Cash used in financing activities during the three months ended April 30, 2016 included $308,955 in net repayments under factoring arrangements.

There were no funds provided by or used in financing activities for the three-month period ended April 30, 2015.

Commitments and capital expenditures

Kalamalka Notes

The Company borrowed $600,000 through the issuance of convertible promissory notes (the “Notes”), pursuant to certain Agency Agreements with Kalamalka Partners (“Kalamalka”) and certain lenders (the “Lenders”) as set out in the Agency Agreements dated August 10, 2012 and November 14, 2013, as amended. The Notes were secured by a general security interest in the present and future assets of the Company. The principal amounts outstanding are accrued interest at a rate of 6% per annum, calculated and payable quarterly and were due on October 1, 2016. The principal amounts, and any accrued and unpaid interest thereon, were convertible into common stock at any time at the option of the Lenders at a conversion price of $10.00 per share.

Subsequent to April 30, 2016, the Company repaid all remaining principal and accrued interest due under these Notes and, as such, these Notes are no longer outstanding.

Except as described above, we do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of June 14, 2016, there were 6,069,982 shares of our common stock issued and outstanding. In addition, at June 14, 2016, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 3,855,097 shares of common stock.

Critical Accounting Policies

Our interim condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States (“GAAP”) Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The most significant estimates we made are those relating to uncollectible receivables, inventory valuation and obsolescence, stock-based compensation expense, and derivative valuations.

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

In June 2014, the FASB issued “Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. We adopted this standard on February 1, 2016. The adoption of this standard did not have any effect on our financial condition, results of operations and cash flows.

In April 2015, the FASB, issued the ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In addition, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which permits entities to defer and present debt issuance costs related to line-of-credit arrangements as assets, and was adopted concurrently with ASU 2015-03. We adopted these standards on a retroactive basis on February 1, 2016. Adoption of these standards resulted in the reclassification of $15,058 in deferred financing costs at January 31, 2016 from assets to a deduction from the related debt liability.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires a company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016, and interim periods within those years. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

In January 2016, the FASB issued ASU No. 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right–of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 4. Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended April 30, 2016, in order to remediate the material weakness identified in its assessment of the Company’s internal control over financial reporting as of January 31, 2016, management implemented additional firewall, antivirus and security protocols around our computer systems, and engaged the services of a third party IT specialist to maintain such systems, which actions were designed to remediate the material weakness relating to the Company’s prior failure to maintain adequate security and restricted access to computer systems, including sufficient disaster recovery plans. Except for such changes, there were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as provided below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended January 31, 2016.

We are heavily reliant on factoring arrangements.

On June 14, 2016, we terminated the Factoring Agreement with Capital Business Credit LLC. On that same day, we entered into a new joint factoring agreement with Wells Fargo. We plan to utilize credit under such agreement whereby we may sell our accounts receivables for immediate payment of a portion of the invoice amount and, in some instances, the ability to take additional cash advances. At this time, we believe this will be a key source of financing for the Company. If Wells Fargo suffered financial difficulty, or our relationship with Wells Fargo deteriorated, this could significantly impact our liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Items 1.01, 2.03 or 8.01, as applicable.

Item 1.01 Entry into a Material Definitive Agreement.

Wells Fargo Factoring Agreement

As disclosed in other items of this Form 10-Q, on June 14, 2016, the Company and its wholly-owned subsidiary, Naked Inc. (the “Subsidiary” and together with the Company, “Naked”), entered into a joint factoring agreement (the “Joint Factoring Agreement”) with Wells Fargo. The Joint Factoring Agreement with Wells Fargo replaces the factoring agreement with Capital Business Credit LLC, which was terminated effective on the same date.

Under the terms of the Joint Factoring Agreement, Naked may sell and assign eligible accounts receivable (the “Accounts”) to Wells Fargo in exchange for loans and advances (each such loan or advance, an “Advance”) up to an aggregate amount (the “Borrowing Base”) not to exceed the lesser of (i) $6,000,000 or (ii) the sum of up to 80% of trade receivables deemed eligible by Wells Fargo plus (A) the lesser of up to (x) 50% of the value, calculated at the lower of cost or market, of finished goods, warehoused inventory deemed eligible by Wells Fargo or (y) $500,000, plus (B) the lesser of (x) up to 75% of marketable securities held in a blocked security account, subject to an account control agreement in favor of Wells Fargo (the “Securities Account”); provided, however, that at any time when the market value of the securities held in such Securities Account is below $1,067,000, then the value of such securities for purposes of calculating the Borrowing Base will be $0 or (y) $200,000, less any reserves that Wells Fargo may establish from time to time.

In connection with Wells Fargo’s services under the Joint Factoring Agreement, Wells Fargo will receive a commission equal to the Factoring Commission Percentage (as defined in the Joint Factoring Agreement) multiplied by the gross invoice amount of each Account purchased, which shall be charged to Naked’s account on the date a related Advance is made. During the initial term of the Joint Factoring Agreement, Wells Fargo will receive minimum commissions equal to $24,000, $36,000 and $50,000 during the first, second and third year, respectively.

Naked will bear the risk of credit loss on the Accounts, except where Wells Fargo has provided credit approval in writing on such Account. The Advances will bear interest on the daily net balance of any moneys owed at a rate of LIBOR plus 3%. All obligations under the Joint Factoring Agreement, including the Advances (collectively, the “Obligations”), are payable on demand and may be charged by Wells Fargo to Naked’s account at any time.

The Obligations are secured by a continuing security interest in all assets, properties, and rights of Naked, wherever located, whether owned as of the date of the Joint Factoring Agreement or subsequent thereto. The term of the Joint Factoring Agreement is for three years and will automatically renew, unless terminated at any time by Wells Fargo with thirty days’ written notice, or by Naked prior to such renewal, with sixty days’ prior written notice.

The Joint Factoring Agreement contains covenants that are customary for agreements of this type. The failure to satisfy covenants under the Joint Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the termination of the Joint Factoring Agreement and/or the acceleration of the repayment obligations of Naked. The Joint Factoring Agreement contains provisions relating to events of default that are customary for agreements of this type.

To induce Wells Fargo to enter into the Joint Factoring Agreement, the Company’s Chief Executive Officer, Carole Hochman, executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations up to $500,000 and also agreed to provide her own brokerage account as security for the Obligations. Accordingly, in connection with her brokerage account, Ms. Hochman entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo. Pursuant to the Pledge and Security Agreement, Ms. Hochman agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account. Additionally, Ms. Hochman has represented and warranted to Wells Fargo that such account will not have an aggregate fair market value less than $1,400,000 so long as the Obligations are outstanding. Under the terms of the Account Control Agreement, Ms. Hochman agreed to perfect Wells Fargo’s security interests in her brokerage account.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

The information required by this Item 2.03 is set forth in Item 1.01 above, which is incorporated herein by reference.

Item 8.01 Other Information.

Pay Off of Kalamalka Notes

Prior to entering into the Joint Factoring Agreement, on or around June 1, 2016, the Company repaid all principal and accrued and unpaid interest due under convertible promissory notes (the “Notes”), originally issued pursuant to certain Agency Agreements with Kalamalka Partners and certain lenders, in an aggregate amount equal to approximately $611,934. The Notes were secured by a general security interest in the present and future assets of the Company. As a result of the repayment, the Notes are no longer outstanding and the related security interest has been terminated.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : June 14, 2016	NAKED BRAND GROUP INC.

	By:	/s/ Kai-Hsiang Lin
Kai-Hsiang Lin, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Compensation Arrangement between the Company and Mr. Kai-Hsiang Lin (incorporated by reference from Exhibit 10.40 to our annual report on Form 10-K, as filed with the SEC on April 29, 2016)

10.2

Confidential Separation Agreement and General Release with Michael Flanagan dated March 17, 2016 (incorporated by reference from Exhibit 10.41 to our annual report on Form 10-K, as filed with the SEC on April 29, 2016)

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.