Form 10-Q
period 2016-07-31
NAKED BRAND GROUP INC.
filed 2016-09-14
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

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

As of September 14, 2016, there were 6,069,982 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include, but are not limited to, statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; our collaboration with Dwyane Wade, relationships with retailers, wholesalers and other business partners; ability to add new customer accounts; and future borrowings under the Joint Factoring Agreement with Wells Fargo. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this Form 10-Q and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended July 31, 2016

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	July 31, 2016	January 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$736,406	$4,780,994
Accounts receivable, net of allowances of $32,327 (January 31, 2016: $34,398)	-	127,422
Inventory, net of allowances of $503,000 (January 31, 2016: $390,000)	1,528,582	921,449
Prepaid expenses and deposits	654,391	956,807
Total current assets	2,919,379	6,786,672

Equipment, net	7,410	13,215
Intangible assets, net	73,095	73,095

TOTAL ASSETS	$2,999,884	$6,872,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,096,066	$993,399
Interest payable	2,968	6,025
Factored line of credit	234,982	527,711
Promissory note payable	3,450	3,450
Convertible promissory notes	-	584,942
Total current liabilities	1,337,466	2,115,527
Deferred compensation	103,703	170,369

TOTAL LIABILITIES	1,441,169	2,285,896

STOCKHOLDERS' EQUITY
Common stock
Authorized
18,000,000 shares of common stock, par value $0.001 per share
Issued and outstanding
6,069,982 shares of common stock (January 31, 2016: 6,069,982)	6,070	6,070
Common stock to be issued	15,000	15,000
Accumulated paid-in capital	53,766,845	50,953,341
Accumulated deficit	(52,222,955)	(46,381,080)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	1,558,715	4,587,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,999,884	$6,872,982

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015

Net sales	$293,011	$361,043	$740,638	$620,409

Cost of sales	489,783	223,591	797,652	414,807

Gross profit (loss)	(196,772)	137,452	(57,014)	205,602

Operating Expenses
General and administrative expenses	3,077,918	2,982,658	5,732,539	5,298,591
Foreign exchange	1,110	2,734	462	(1,049)

Total operating expenses	3,079,028	2,985,392	5,733,001	5,297,542

Operating loss	(3,275,800)	(2,847,940)	(5,790,015)	(5,091,940)

Other income (expense)
Interest expense	(17,353)	(246,651)	(36,469)	(361,356)
Accretion of debt discounts and finance charges	(8,627)	(45,041)	(15,391)	(205,272)
Fair value mark-to-market adjustments	-	-	-	708,900

Total other income (expense)	(25,980)	(291,692)	(51,860)	142,272

Net loss for the period	$(3,301,780)	$(3,139,632)	$(5,841,875)	$(4,949,668)

Net loss per share
Basic	$(0.54)	$(2.71)	$(0.96)	$(4.49)
Diluted	$(0.54)	$(2.71)	$(0.96)	$(4.49)

Weighted average shares outstanding
Basic	6,072,482	1,157,826	6,072,482	1,103,104
Diluted	6,072,482	1,157,826	6,072,482	1,103,104

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)

(Expressed in  US Dollars)

(Unaudited)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Loss	(Capital Deficit)
Balance, February 1, 2015	1,010,391	$1,011	$25,083,735	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant to the conversion of debt	79,025	79	236,985	-	-	-	237,064
Shares issued in exchange for services rendered	2,500	2	11,998	-	-	-	12,000
Shares issued as payment for interest owing under convertible debt arrangements	183,205	183	774,964	-	-	-	775,147
Shares issued pursuant to the exercise of amended warrants	585,705	586	2,342,243	-	-	-	2,342,829
Less: commissions paid	-	-	(91,422)	-	-	-	(91,422)
Shares issued in a public offering	1,875,000	1,875	7,498,125	-	-	-	7,500,000
Less: share issue costs	-	-	(623,720)	-	-	-	(623,720)
Shares issued upon automatic conversion of debentures	2,312,150	2,312	6,934,138	-	-	-	6,936,450
Rounding shares issued in connection with reverse stock split	22,006	22	(22)	-	-	-	-
Derivative liability reclassifications	-	-	3,091,050	-	-	-	3,091,050
Stock based compensation	-	-	5,632,267	-	-	-	5,632,267
Modification of warrants	-	-	63,000	-	-	-	63,000
Net loss for the year	-	-	-	-	(19,063,399)	-	(19,063,399)
Balance, January 31, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086
Stock based compensation	-	-	2,813,504	-	-	-	2,813,504
Net loss for the period	-	-	-	-	(5,841,875)	-	(5,841,875)
Balance, July 31, 2016	6,069,982	$6,070	$53,766,845	$15,000	$(52,222,955)	$(6,245)	$1,558,715

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in  US Dollars)

(Unaudited)

for the six months ended July 31,	2016	2015

Cash flows from operating activities
Net loss for the period	$(5,841,875)	$(4,949,668)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	(2,070)	20,246
Provision for obsolete inventory	113,000	(43,000)
Depreciation and amortization	5,805	10,583
Other non cash items (Schedule 1)	2,828,562	2,141,679
Changes in operating assets and liabilities:
Accounts receivable	129,492	(131,089)
Prepaid expenses and deposits	302,416	(6,545)
Inventory	(720,133)	(810,861)
Accounts payable	102,667	348,316
Interest payable	(3,057)	284,277
Deferred compensation	(66,666)	66,666

Net cash used in operating activities	(3,151,859)	(3,069,396)

Cash flows from investing activities
Acquisition of intangible assets	-	(19,160)
Purchase of equipment	-	(3,751)

Net cash used in investing activities	-	(22,911)

Cash flows from financing activity
Proceeds from share issuances	-	821,000
Repayments of convertible promissory notes	(600,000)	-
Repayments under factoring arrangements	(592,729)	(158,534)
Advances under factoring arrangements	300,000	560,000

Net cash provided by (used in) financing activities	(892,729)	1,222,466

Net decrease in cash	(4,044,588)	(1,869,841)

Cash at beginning of the period	4,780,994	1,943,235

Cash at end of the period	$736,406	$73,394

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

Supplemental Cash Flow Information

for the six months ended July 31,	2016	2015

Cash paid during the period for:
Interest	$20,909	$58,775
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accounts payable with equity	$-	$12,000
Reclassification of derivative liability to additional paid in capital	-	3,091,050
Conversion of convertible debt to shares	-	172,255
Interest paid in shares	-	283,419

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Stock based compensation	$2,813,504	$2,612,508
Compensation charge in connection with amendment of warrants	-	32,800
Change in fair value of derivative financial instruments	-	(708,900)
Amortization of deferred financing fees	15,058	14,253
Accretion of debt discount	-	191,018

	$2,828,562	$2,141,679

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

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

Effective August 11, 2016, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 11,250,000 to 18,000,000 and to provide authority to issue up to 2,000,000 shares of blank check preferred stock.

2.	Ability to Continue as a Going Concern

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these interim condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As of July 31, 2016, the Company had not yet achieved profitable operations, had incurred a net loss of $5,841,875 and had an accumulated deficit of $52,222,955 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the six months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

The consolidated balance sheet at January 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

These unaudited condensed consolidated financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended January 31, 2016.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of July 31, 2016 and 2015, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
United States	$290,918	$275,515	$736,516	$454,591
Canada	2,093	85,528	4,122	165,818
	$293,011	$361,043	$740,638	$620,409

At July 31, 2016, the net book value of long-lived assets all located within North America were as follows:

	July 31, 2016		January 31, 2016
	Equipment	Intangible assets	Equipment	Intangible assets
United States	$2,311	$53,738	$7,091	$53,738
Canada	5,099	19,357	6,124	19,357
	$7,410	$73,095	$13,215	$73,095

Loss per share

Net loss per share was determined as follows:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Numerator
Net loss	$(3,301,780)	$(3,139,632)	$(5,841,875)	$(4,949,668)
Denominator
Weighted average common shares outstanding	6,072,482	1,157,826	6,072,482	1,103,104

Basic and diluted net loss per share	$(0.54)	$(2.71)	$(0.96)	$(4.49)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	3,775,097	3,701,979	3,775,097	3,701,979
Convertible debt	-	2,392,526	-	2,392,526
	3,775,097	6,094,505	3,775,097	6,094,505

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In addition, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which permits entities to defer and present debt issuance costs related to line-of-credit arrangements as assets, and was adopted concurrently with ASU No. 2015-03. The Company adopted these standards on a retroactive basis on February 1, 2016. Adoption of these standards resulted in the reclassification of $15,058 in deferred financing costs at January 31, 2016 from assets to a deduction from the related debt liability.

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

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires a company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2015-15”). Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

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

4.	Inventory

Inventory of the Company consisted of the following at July 31, 2016 and January 31, 2016:

	July 31, 2016	January 31, 2016
Finished goods	$2,031,582	$1,308,442
Raw materials	-	3,007
	2,031,582	1,311,449
Less: allowance for obsolete inventory	(503,000)	(390,000)
Total inventory	$1,528,582	$921,449

Balances at July 31, 2016 and January 31, 2016 are recorded at historical cost, less amounts for potential declines in value. At July 31, 2016, management has recorded an allowance for obsolescence of $503,000 (January 31, 2016: $390,000) to reduce inventory to its estimated net realizable value.

5.	Equipment

Equipment of the Company consisted of the following at July 31, 2016 and January 31, 2016:

	July 31, 2016	January 31, 2016
Furniture & equipment	$10,250	$10,250
Computer equipment	26,082	26,082
	36,332	36,332
Less: Accumulated depreciation	(28,922)	(23,117)
	$7,410	$13,215

Depreciation expense for the three and six month periods ended July 31, 2016 was $2,598 and $5,805, respectively (2015: $3,212 and $6,208, respectively).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

6.	Intangible Assets

Intangible assets of the Company consisted of the following at July 31, 2016 and January 31, 2016:

	July 31, 2016	January 31, 2016	Useful life (Years)
Trade Names/Trademarks	$73,095	$73,095	Indefinite
Website	49,512	49,512	2
	122,607	122,607
Less: accumulated amortization	(49,512)	(49,512)
	$73,095	$73,095

Amortization expense for the three and six months ended July 31, 2016 was $Nil and $Nil, respectively (2015: $Nil and $4,375, respectively).

7.	Related Party Transactions and Balances

Related Party Balances

At July 31, 2016, included in accounts payable and accrued liabilities is $381 (January 31, 2016: $7,599) owing to directors and officers of the Company for reimbursable expenses and $15,675 (January 31, 2016: $35,490) owing to a firm of which a direct family member of a director and officer of the Company is a principal, in respect of unpaid marketing fees. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Related Party Transactions

During the three and six months ended July 31, 2016, included in general and administrative expenses is $68,904 and $131,117, respectively (2015: $112,382 and $159,082, respectively) in respect of marketing fees, of which $20,797 and $29,910, respectively (2015: $59,282 and $59,282, respectively) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

In connection with a Joint Factoring Agreement (Note 8 ii), the Company’s Chief Executive Officer, Carole Hochman, executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations and also agreed to provide her own brokerage account as security for the Obligations (as defined in Note 8ii)). Accordingly, in connection with her brokerage account, Ms. Hochman entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, Ms. Hochman agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

8.	Factoring Line of Credit

i)	Capital Business Credit

On June 11, 2015, the Company entered into a factoring agreement (the “CBC Factoring Agreement”) with Capital Business Credit LLC (“CBC”) whereby the Company could borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the CBC Factoring Agreement. A director and officer of the Company provided side collateral of $500,000 to support a portion of the borrowings and guaranteed repayment of the Company’s indebtedness and performance of its obligations under the CBC Factoring Agreement. The facility was secured by a general security interest over all of the Company assets and interests. The term of the agreement was for a period of one year and would automatically renew for additional one year terms, unless terminated at any time by CBC or by the Company prior to such renewal, with thirty days’ prior written notice. During the six months ended July 31, 2016 the Company did not renew the CBC Factoring Agreement with CBC.

On June 14, 2016, the Company entered into a Joint Factoring Agreement (the “Joint Factoring Agreement”) with Wells Fargo. The Joint Factoring Agreement with Wells Fargo replaces the CBC Factoring Agreement, which was terminated effective on the same date.

ii)	Wells Fargo

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

In connection with Wells Fargo’s services under the Joint Factoring Agreement, Wells Fargo receives a commission equal to the Factoring Commission Percentage (as defined in the Joint Factoring Agreement) multiplied by the gross invoice amount of each Account purchased, which is charged to the Company’s account on the date a related Advance is made. During the initial term of the Joint Factoring Agreement, Wells Fargo will receive minimum commissions equal to $24,000, $36,000 and $50,000 during the first, second and third year, respectively.

The Company bears the risk of credit loss on the Accounts, except where Wells Fargo provides credit approval in writing on such Account. The Advances will bear interest on the daily net balance of any moneys owed at a rate of LIBOR plus 3%. All obligations under the Joint Factoring Agreement, including the Advances (collectively, the “Obligations”), are payable on demand and may be charged by Wells Fargo to the Company’s account at any time.

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

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

8.	Factoring Line of Credit – (continued)

ii)	Wells Fargo – (continued)

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

The Company has accounted for invoices sold to the Wells Fargo under the Joint Factoring Agreement as a sale of financial assets.

Factor expenses and interest charged to operations during the three and six months ended July 31, 2016 were $5,907 and $11,736, respectively (2015: $10,353 and $10,353, respectively). At July 31, 2016, an amount of $234,982 (January 31, 2016: $527,711) was owing under the terms of the Joint Factoring Agreement, for advances made to the Company, net of repayments of such advances through the sale of factored receivables.

9.	Promissory Note Payable

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At July 31, 2016, an amount of $3,450 (CDN$3,750) (2015: $3,450 (CDN$3,750)) was outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

10.	Convertible Promissory Notes Payable

	July 31, 2016	January 31, 2016
First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due October 1, 2016.	-	600,000
Less: deferred finance fees	-	(15,058)
	-	584,942
Less: current portion	-	(584,942)
	$-	$-

Senior Secured Convertible Note Agreements with Kalamalka Partners

The Company borrowed $600,000 by the issuance of convertible promissory notes (the “Notes”), pursuant to certain Agency Agreements with Kalamalka Partners (“Kalamalka”) and certain lenders (the “Lenders”) as set out in the Agency Agreements dated August 10, 2012 and November 14, 2013, as amended. The Notes were secured by a general security interest in the present and future assets of the Company. The principal amounts outstanding were accruing interest at a rate of 6% per annum, calculated and payable quarterly and were due on October 1, 2016. The principal amounts, and any accrued and unpaid interest thereon, were convertible into common stock at any time at the option of the Lenders at a conversion price of $10.00 per share.

During the six months ended July 31, 2016, the Company repaid all principal and accrued and unpaid interest amounts due under the Notes in their entirety and as such, these Notes are no longer outstanding.

During the three and six months ended July 31, 2016, the Company recorded $8,293 and $15,058, respectively (2015: $7,198 and $14,254, respectively) in financing charges in respect of the amortization of fees incurred in connection with the issuance and modification of these Notes.

Senior Secured Convertible Debentures

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

Upon completion of a public offering on December 23, 2015, the outstanding aggregate principal amount and interest due under the Debentures, was automatically converted into shares of the Company’s common stock.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

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

Effective August 11, 2016, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 11,250,000 to 18,000,000 and to provide authority to issue up to 2,000,000 shares of blank check preferred stock.

On December 23, 2015, the Company completed an underwritten public offering of 1,875,000 shares of its common stock at $4 per share for gross proceeds of $7,500,000. In connection with the offering, the Company incurred share issuance costs of $623,720 consisting of (i) a cash commissions equal to 8% of the gross proceeds from certain participants, equal to $548,720; (ii) warrants to purchase that number of shares of common stock equal to 8% of the shares sold in the offering, equal to 137,180 share purchase warrants and (iii) underwriter legal fees equal to $75,000. The warrants were issued during the six months ended July 31, 2016.

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At July 31, 2016, 667,101 (January 31, 2016: 607,101) options remained available for issuance under the 2014 Plan.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

11.	Stockholders’ Equity (continued)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended July 31, 2016 and January 31, 2016 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2015	1,794,875	$5.48	$8.40
Expired	(22,250)	$22.81
Forfeited	(3,750)	$4.48
Granted	422,399	$4.48	$4.15

Outstanding at January 31, 2016	2,191,274	$5.12
Expired	(1,375)	$10.00
Forfeited	(70,000)	$5.12
Granted	10,000	$2.50	$1.41
Outstanding at July 31, 2016	2,129,899	$5.10
Exercisable at July 31, 2016	1,373,952	$5.20

At July 31, 2016, the following stock options were outstanding, entitling the holder thereof to purchase common shares of the common stock of the Company as follows:

Number	Exercise Price	Expiry Date	Number Vested
15,000	10.00	October 9, 2017	15,000
1,250	10.00	February 1, 2018	1,250
3,750	10.00	May 1, 2018	3,750
2,000	10.00	April 1, 2019	2,000
25,000	10.00	July 30, 2022	25,000
1,629,250	5.12	June 6, 2024	1,117,000
25,000	6.00	June 10, 2024	25,000
37,500	5.12	February 3, 2025	12,500
37,500	4.48	February 25, 2025	12,500
6,250	4.80	July 6, 2025	6,250
337,399	4.40	August 18, 2026	143,702
10,000	2.50	February 25, 2026	10,000
2,129,899			1,373,952

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At July 31, 2016, the aggregate intrinsic value of stock options outstanding was $Nil and exercisable was $Nil (January 31, 2016: $Nil and $Nil, respectively).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

11.	Stockholders’ Equity (continued)

During the three and six months ended July 31, 2016, the Company recognized a total fair value of $1,654,549 and $2,925,910, respectively (2015: $1,234,627 and $2,452,511, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $4,633,540 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to February 2019.

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

At July 31, 2016, the Company had 1,645,198 share purchase warrants outstanding as follows:

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

1,645,198

(1) These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

11.	Stockholders’ Equity (continued)

During the year ended January 31, 2016, the Company issued an aggregate of 479,757 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $15,717 and $(112,406) during the three and six months ended July 31, 2016, respectively (2015: $114,225 and $114,225, respectively) in connection with warrants granted.

During the six months ended July 31, 2016, the Company issued 137,180 share purchase warrants in connection with an underwritten public offering, which closed December 23, 2015.

Certain of the warrants granted during the year ended January 31, 2016 become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement. The fair value of these warrants at issuance was calculated to be $168,500 based on the Black-Scholes option pricing model using the following assumptions: expected term 7 years, expected volatility 153.00%, expected dividend yield 0.00%, risk free interest rate 2.11%. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have been met.

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at February 1, 2015	1,628,581	$5.74
Issued	616,937	$4.83
Exercised	(585,709)	$6.00
Expired	(14,611)	$9.82
Outstanding at January 31, 2016 and July 31, 2016	1,645,198	$5.27

12.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three and six months ended July 31, 2016, the Company had concentrations of sales with two customers equal to 28% and 31%, respectively of the Company’s net sales (2015: one customer accounted for 38% and 47%, respectively of the Company’s net sales). As at July 31, 2016 the accounts receivable balances for these customers was $74,489 (January 31, 2016: $73,347).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2016

(Expressed in US Dollars)

(Unaudited)

13.	Commitments

i)

In accordance with a negotiated agreement, the Company is required to pay royalty fees based on the greater of a pre-determined percentage of certain sales, not to exceed 10% of these net wholesale sales, as defined in such agreements, or a minimum annual amount. Minimum royalty payments are being amortized to operations over the period for which royalties accrue under the terms of the agreement. The Company may terminate the Agreement in the event that the other party fails to perform any of the services required to be performed under the Agreement or breaches any of its other covenants or agreements set forth in the Agreement.

During the three and six months ended July 31, 2016, $75,000 and $150,000, respectively (2015: $Nil and $Nil, respectively) in royalties were amortized to operations.

The Company is committed to future minimum royalty payments as follows:

Year ending January 31,	Amount
2017	$162,500
2018	350,000
2019	350,000
2020	262,500
$1,125,000

ii)	Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the agreement. The Company has negotiated a 6 month hold on the monthly cash retainer, effective March 1, 2016 until August 31, 2016.

Future commitments over the remaining term of the agreement are as follows:

Year ending January 31,	Amount
2017	$50,000
2018	175,000
2019	235,000
2020	20,000
$480,000

The Company has the right to terminate this Agreement upon ten days prior written notice to the consultant in the event that it determines, in in its sole discretion, that the consultant has failed to use commercially reasonable efforts to perform the deliverables or has breached any other covenant or agreement set forth in the agreement, and fails to cure same (if curable) within seven days of receipt of written notice. Such termination shall relieve the Company of its obligation to provide any further consideration pursuant to the Agreement.

14.	Subsequent Events

Effective August 11, 2016, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 11,250,000 to 18,000,000 and to provide authority to issue up to 2,000,000 shares of blank check preferred stock.

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

During the quarter ended July 31, 2016, our net sales decreased by $68,032, or 18.8% over the comparative quarter ended July 31, 2015. Net sales decreased primarily as a result of above average sales in the comparative period from the launch of our expanded and redesigned men’s collections in that period, which resulted in high initial bulk up orders, and the fulfillment of backup orders which had built up in anticipation of the new collections. In the current period, sales to department stores accounted for approximately 32% of total sales, as compared to 46% in the comparative quarter ended July 31, 2015. Sales of our women’s products at new accounts have been strong, however these sales were offset by a decrease in our men’s sales from Nordstrom in the current period, as a result of a reduction by Nordstrom in replenishment orders aimed at reducing overstocked in-store inventory and a store closure which resulted in a return of in-store merchandise.

We sell all our collections through our ecommerce store (www.wearnaked.com), which sales channel saw a modest decrease in net sales to approximately $74,139 for the three-month period ended July 31, 2016, from $76,955 for the three-month period ended July 31, 2015. However, for the six-month period, our ecommerce sales increased to $165,775 for the six-month period ended July 31, 2016 from $98,505 for the six-month period ended July 31, 2015, due to the launch of our ecommerce store in the second quarter of the comparative fiscal year. During the three-month period ended July 31, 2016, direct to consumer ecommerce sales accounted for 25% of total sales, as compared to 21% in the comparative quarter ended July 31, 2015. The increase in ecommerce sales as a percentage of total sales is attributable to lower total sales in the second quarter ended July 31, 2016 compared to the comparative quarter, as a result of reduced sales from wholesale accounts, as discussed above.

Sales to specialty store accounts constituted approximately 16% of sales in the current quarter, as compared to 22% in the comparative quarter. We expect to add new wholesale customer accounts as a result of the launch of our women’s collections and expect sales of women’s products to continue to increase throughout the year as a result of the addition of new customer accounts as well as marketing and promotional activities to support these channels, along with our direct ecommerce sales.

During the quarter ended July 31, 2016, we sold off some out of season and overstock inventory through off price sales channels. Sales to off price customers accounted for approximately 17% of total net sales during the three months ended July 31, 2016, as compared to 0% during the three months ended July 31, 2015.

During the quarter ended July 31, 2016, men’s products constituted 53% of total sales and women’s products constituted 47% of total sales. Going forward, we expect the majority of our growth to be driven by our recently launched women’s collections, as we anticipate that these products will become more widely distributed. In addition, the women’s market is substantially larger than the men’s market. However, we also expect to see growth in our men’s products. We believe several factors will contribute to the growth of our men’s business: 1) the reduction of suggested retail prices for our core men’s underwear products which we completed in May 2016 to increase sell through rates; 2) the launch of the Wade X Naked collection in the Fall of 2016; 3) the introduction of new underwear and loungewear products for men introduced in the second fiscal quarter; and 4) the expected addition of new wholesale customer accounts. As an example of new customer accounts that can contribute to men’s sales growth, we received a $250,000 purchase order in May 2016 for a product test of a single style of our men’s underwear from a major retail store chain. We shipped this order in August, 2016 and, if the test is successful, see significant opportunity for sales growth through this new channel partner. During the six-month period ended July 31, 2016, we also sold off some overstock of men’s inventory through off price sales channels.

Our products are sold in North America; however, we believe our products appeal to men and women around the globe. We are currently exploring international distribution relationships for our Naked and Wade X Naked products and we anticipate that we will commence selling a limited number of products in markets such as Europe, Asia, and Central and South America starting in 2017.

Our industry is subject to seasonality of buying, which can affect revenue and cash flows. For men, there are generally two distinct buying seasons in the apparel industry: Fall/Winter season, which falls into the third to fourth quarters of our fiscal year and Spring/Summer season, which falls into the first to second quarters of our fiscal year, with some potential shipments at the last quarter. The women’s apparel buying markets are more frequent than men’s although we may elect to focus only on two main buying markets as we do for men’s products in order to optimize design and production cycles. As a result of growth and changes to our business with the introductions of a new product lines, the natural seasonality of our business had a reduced effect. Thus, historical quarterly operating trends may not be indicative of future performance because of new product launches and continued early stage sales growth.

Subsequent to July 31, 2016, we launched our first collections of Wade X Naked, which became available for advance purchase during the quarter ended July 31, 2016. The Company started shipping these orders in September, 2016 through its direct to consumer channels, and received an initial order from Nordstrom.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories that can exemplify the mission of the brand, such as athleisure and activewear, swimwear, sportswear, hosiery, bedding and home products, and more.

Results of Operations

THREE Months Ended July 31, 2016 COMPARED TO THREE MONTHS ENDED JULY 31, 2015

Revenues

During the quarter ended July 31, 2016, our net sales decreased by $68,032, or 18.8% over the comparative quarter ended July 31, 2015. Net sales decreased as a result of two major factors. First, we reported above average sales in the comparative period from the launch of our expanded and redesigned men’s collections in that period, which resulted in high initial bulk up orders, and the fulfillment of backup orders which had built up in anticipation of the new collections. Second, sales to one of our key customers, Nordstrom, decreased by $104,700 over the comparative quarter as a result of a reduction by Nordstrom in replenishment orders aimed at reducing in-store overstock, and a store closure which resulted in a large return of in-store merchandise.

Gross Margins

For the quarter ended July 31, 2016, we realized a gross margin of (67.2) %, compared to 38.1% in the quarter ended July 31, 2015. The decrease in gross margin was primarily due to a large write down of overstocked men’s inventory, which is reflected in cost of sales, as well as significant sell offs of overstocked men’s inventory through off price sales channels, which was sold at reduced margins.

Operating Expenses

	Three months ended July 31,		Change
General and administrative	2016	2015	$	%
Bad debts	$714	$17,678	(16,964)	(96.0)
Bank charges and interest	3,763	4,286	(523)	(12.2)
Consulting	40,110	154,682	(114,572)	(74.1)
Depreciation	2,598	3,210	(612)	(19.1)
Directors fees(1)	117,491	405,075	(287,584)	(71.0)
Insurance	14,945	62,982	(48,037)	(76.3)
Investor relations	15,775	19,430	(3,655)	(18.8)
Marketing	232,623	265,221	(32,598)	(12.3)
Occupancy and rent	60,348	23,264	37,084	159.4
Office and miscellaneous	53,697	63,721	(10,024)	(15.7)
Product development	148,938	225,453	(76,515)	(33.9)
Professional fees	166,310	201,476	(35,166)	(17.5)
Salaries and benefits(1)	2,110,784	1,330,802	779,982	58.6
Transfer agent, listing and filing fees	22,791	6,583	16,208	246.2
Travel	11,192	55,885	(44,693)	(80.0)
Warehouse management	75,839	142,910	(67,071)	(46.9)
Total	$3,077,918	$2,982,658	95,260	3.2

(1)	Included in salaries and benefits for the three months ended July 31, 2016 is $1,538,986 (2015: $1,121,546) and included in directors’ fees is $117,491 (2015: $405,075) for non-cash stock option compensation charges. These stock based compensation charges relate to stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages, and to new directors and advisors appointed in Fiscal 2016. The fair value of such awards is being recognized over their vesting terms.

There was an overall increase in general and administrative expenses of 3.2% for the quarter ended July 31, 2016, compared to the quarter ended July 31, 2015. This increase is mostly attributable to an increase in salaries and benefits as a result of increased staffing levels commensurate with our increase in operations as well as increased stock based compensation charges associated with termination benefits.

There were also increases in filing fees and rent, as further explained below.

Rent expense increased in the quarter ended July 31, 2016 as a result of an expanded team which warranted increased occupancy, however office and miscellaneous charges decreased as a result of the implementation of a fully integrated ERP system in the comparative quarter ended July 31, 2015.

Transfer agent, listing and filing fees have increased as a result of the up listing of our common stock to NASDAQ from the OTC markets, which exchange carries a higher annual listing fee, which amount is amortized over the related calendar year.

The increase in general and administrative expenses described above were partially offset by a decrease in consulting, directors’ fees, marketing, product development, and warehouse management costs.

Consulting fee expenses decreased as a result of negative stock option compensation charges recognized in the quarter ended July 31, 2016 for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased during the quarter ended July 31, 2016.

Directors fees consist entirely of non-cash charges, which decreased in the current period as a result of the appointment of advisors in the comparative period, which resulted in greater associated initial stock based compensation charges during that period.

Our marketing expenses decreased for the quarter ended July 31, 2016 as a result of the negotiation of vendor terms with our social media partner and a decrease in marketing expenses for merchandising consulting, photoshoots and promotional material from the comparative period in connection with the launch of new collections. These decreases were partially offset by an increase in marketing expense associated with our collaboration and endorsement agreement with Dwayne Wade, including advanced royalty charges.

Product development costs have decreased because the Company incurred higher product development costs in the comparative quarter ended July 31, 2015, in connection with the launch of our women’s collections.

Warehouse management expenses decreased in the quarter ended July 31, 2016 as compared to the quarter ended July 31, 2015 as a result of the engagement of a new third party warehouse, at a lower cost.

Other income and expenses

We incurred interest expenses of $17,353 for the quarter ended July 31, 2016 as compared to $246,651 for the same period in 2015. This decrease in interest is attributable to the conversion of long term debt in December 2015, in connection with the public offering of our common stock.

Financing and accretion charges were $8,627 for the quarter ended July 31, 2016 compared to $45,041 for the quarter ended July 31, 2015. Financing and accretion expenses in the comparative period related mostly to the accretion of debt discounts associated with the long term debt, which was converted to shares of common stock in December 2015.

Net loss and comprehensive loss

Our net loss for the quarter ended July 31, 2016 was $3,301,780, or $(0.54) per share, as compared to a net loss of $3,139,632, or $(2.71) per share, for the quarter ended July 31, 2015. The most significant factor for the increase in net loss in the current period is a result of the decrease in gross margin, as described above. The most significant factor for the decrease in net loss per share is due to the increased number of shares outstanding compared to the comparative period, as a result of the public offering of common stock and conversion of debt to common stock in December 2015.

SIX Months Ended July 31, 2016 COMPARED TO SIX MONTHS ENDED JULY 31, 2015

Revenues

During the six-month period ended July 31, 2016, our net sales increased by $120,229, or 19.4% over the comparative six-month period ended July 31, 2015. Net sales increased significantly primarily as a result of our first shipments of women’s sleepwear, loungewear and intimate apparel collections to select department store and specialty store accounts during the first quarter of the current fiscal year. These increases were partially offset by reduced sales to one of our key customers, Nordstrom, as a result of a reduction by Nordstrom in replenishment orders aimed at reducing overstocked in-store inventory and a store closure which resulted in a large return of merchandise

Gross Margins

For the six-month period ended July 31, 2016, we realized a gross margin of (7.7) %, compared to 33.1% in the six-month period ended July 31, 2015. The decrease was primarily due to a large write down of overstocked men’s inventory reflected in cost of sales, as well significant sell offs of overstocked men’s inventory through off price sales channels, which are at reduced margins.

Operating Expenses

	Six months ended July 31,		Change
General and administrative	2016	2015	$	%
Bad debts (recovery)	$(368)	$20,246	(20,614)	(101.8)
Bank charges and interest	8,072	8,278	(206)	(2.5)
Consulting	(19,085)	174,592	(193,677)	(110.9)
Depreciation	5,805	10,582	(4,777)	(45.1)
Directors fees(1)	246,529	502,271	(255,742)	(50.9)
Insurance	14,945	84,763	(69,818)	(82.4)
Investor relations	40,118	38,379	1,739	4.5
Marketing	592,203	433,369	158,834	36.7
Occupancy and rent	99,104	36,842	62,262	169.0
Office and miscellaneous	109,186	126,258	(17,072)	(13.5)
Product development	271,778	364,466	(92,688)	(25.4)
Professional fees	268,935	319,483	(50,548)	(15.8)
Salaries and benefits(1)	3,805,130	2,872,708	932,422	32.5
Transfer agent, listing and filing fees	30,811	12,694	18,117	142.7
Travel	45,462	101,346	(55,884)	(55.1)
Warehouse management	213,914	192,314	21,600	11.2
Total	$5,732,539	$5,298,591	433,948	8.2

(1)	Included in salaries and benefits for the six months ended July 31, 2016 is $2,699,260 (2015: $2,226,039) and included in directors’ fees is $246,529 (2015: $502,271) for non-cash stock option compensation charges. These stock based compensation charges relate to stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages, and to new directors and advisors appointed in Fiscal 2016. The fair value of such awards is being recognized over their vesting terms.

There was an overall increase in general and administrative expenses of 8.2% for the period ended July 31, 2016, compared to the period ended July 31, 2015. This increase is mostly attributable to an increase in salaries and benefits as a result of increased staffing levels commensurate with our increase in operations, as well as increased stock based compensation charges, described above.

There were also increases in marketing costs, filing fees, rent, and warehouse management costs as further explained below.

Our marketing expenses increased significantly for the period ended July 31, 2016 as a result of the engagement of a digital media consultant engaged in media relations, media database building, and coordination and the execution of promotional efforts, including our social media presence. We also incurred significant marketing expenses for merchandising consulting, photoshoots and promotional material in connection with the launch of new collections, and expenses associated with our collaboration and endorsement agreement with Dwayne Wade, including advanced royalty charges, photoshoots and promotional materials.

Filing fees have increased as a result of the up listing of our common stock to NASDAQ from the OTC markets, which exchange carries a higher annual fee, which amount is amortized over the related calendar year.

Rent expense increased in the period ended July 31, 2016 as a result of an expanded team which warranted increased occupancy, however office and miscellaneous charges decreased as a result of the implementation of a fully integrated ERP system in the comparative period ended July 31, 2015.

Warehouse management expenses overall increased in the period ended July 31, 2016 as compared to the period ended July 31, 2015 in connection with the large increase in inventory as a result of our new and expanded collections, and as a result of the increase in direct-to-consumer online sales, which have higher shipping and handling costs. Warehouse management fees are expected to decrease going forward, as a result of the engagement of a new third party warehouse, which is at a lower cost.

The increase in general and administrative expenses described above were partially offset by a decrease in consulting, directors’ fees, product development, and professional fees.

Consulting fee expenses decreased as a result of negative stock option compensation charges recognized in the period ended July 31, 2016 for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased during the period ended July 31, 2016.

Directors fees consist entirely of non-cash charges, which decreased in the current period as a result of the appointment of advisors in the comparative period, which resulted in greater associated initial stock based compensation charges during the period.

Product development costs have decreased in the current period because the Company incurred higher product development costs in the comparative period ended July 31, 2015 in connection with the launch of our women’s collections.

Professional fees decreased in the current period as a result of financing related activities in the comparative period ended July 31, 2015.

Other income and expenses

We incurred interest expenses of $36,469 for the period ended July 31, 2016 as compared to $361,356 for the same period in 2015. This decrease in interest is attributable to the conversion of long term debt, in connection with the public offering of our common stock.

Financing and accretion charges were $15,391 for the period ended July 31, 2016 compared to $205,272 for the period ended July 31, 2015. Financing and accretion expenses in the comparative period related mostly to the accretion of debt discounts associated with the long term debt, which was converted to shares of common stock in December 2015 in connection with the public offering of our common stock.

During the fiscal year ended January 31, 2015, in connection with a private placement offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock. These embedded conversion features and warrants were subject to a registration rights agreement which, as a result of the terms of such agreement, triggered the requirement to account for these instruments as derivative financial instruments. As a result of the application of these accounting rules, which required these derivative financial instruments to be carried at fair value, we recorded a mark to market gain of $708,900 during the period ended July 31, 2015 in correlation with fluctuations in the price of our common stock. During the period ended July 31, 2015, we obtained a waiver from all of the holders of these instruments waiving certain registration obligations of our Company and, as such, these instruments are no longer required to be accounted for in this manner and no such charges exist in the period ended July 31, 2016.

Net loss and comprehensive loss

Our net loss for the six months ended July 31, 2016 was $5,841,875, or $(0.96) per share, as compared to a net loss of $4,949,668, or $(4.49) per share, for the six months ended July 31, 2015. The most significant factor for the increase in net loss in the current period is a result of the non-cash income related to the fair value mark to market adjustment recorded in the comparative period, as described above. The most significant factor for the decrease in net loss per share is due to the increased number of shares outstanding compared to the comparative period, as a result of the public offering of common stock and conversion of debt to common stock in December, 2015.

Liquidity and FINANCIAL CONDITION

Liquidity

Our cash requirements have been principally to fund working capital needs, development of new product lines and the procurement of inventory to support our growth.

As of July 31, 2016, the Company had cash totaling $736,406. The Company believes it does not have sufficient cash resources to fund its operations through the fourth quarter ending January 31, 2017 (fiscal 2017). During the six-month period ended July 31, 2016, the Company spent a significant amount of cash on the procurement of inventory. These inventory purchases were in part attributable to the launch of our new and expanded women’s collections, which sales to date have been strong. Significant cash was also spent on the procurement of additional men’s inventory in anticipation of growth in our men’s business as a result of the addition of key wholesale accounts. However, our men’s business did not grow at the rates or over the timeframes projected in connection with these new wholesale accounts. At the same time, we did not see the expanded retail footprint previously projected with one of our key customers, Nordstrom, and instead Nordstrom reduced its replenishment as part of its plan to reduce in-store inventory levels. As a result of these factors, we have adjusted our capital projections.

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

In connection with Wells Fargo’s services under the Joint Factoring Agreement, Wells Fargo receives a commission equal to the Factoring Commission Percentage (as defined in the Joint Factoring Agreement) multiplied by the gross invoice amount of each Account purchased, which is charged to the Company’s account on the date a related Advance is made. During the initial term of the Joint Factoring Agreement, Wells Fargo will receive minimum commissions equal to $24,000, $36,000 and $50,000 during the first, second and third year, respectively.

We bear the risk of credit loss on the Accounts, except where Wells Fargo provides credit approval in writing on such Account. The Advances bear interest on the daily net balance of any moneys owed at a rate of LIBOR plus 3%. All obligations under the Joint Factoring Agreement, including the Advances (collectively, the “Obligations”), are payable on demand and may be charged by Wells Fargo to the Company’s account at any time.

At July 31, 2016, there was approximately $435,000 available for advance under the Joint Factoring Agreement.

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

Working Capital (Consolidated)	July 31, 2016 (unaudited)	January 31, 2016
Current Assets	$2,919,379	$6,786,672
Current Liabilities	$1,337,466	$2,115,527
Working Capital	$1,581,913	$4,671,145

Our decrease in working capital during the period is primarily attributable to cash losses from operations.

Cash Flows

	Six months ended July 31,
	2016	2015
Cash Flows Used In Operating Activities	$(3,151,859)	$(3,069,396)
Cash Flows Used In Investing Activities	-	(22,911)
Cash Flows Used In Financing Activities	(892,729)	1,222,466
Net change in Cash During Period	$(4,044,588)	$(1,869,841)

Operating Activities

Cash flows used in our operating activities was $3,151,859 for the six months ended July 31, 2016, compared to $3,069,396 for the comparative period. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $2,828,562, mostly related to share based compensation charges as described above.

Investing Activities

There were no funds provided by or used in investing activities for the six month period ended July 31, 2016.

Investing activities used cash of $22,911 for the six months ended July 31, 2015. Investing activities in the comparative period included cash outlays for a European patent and trademark acquisition.

Financing Activities

Cash used in financing activities during the six months ended July 31, 2016 was $892,729, which included $600,000 for the repayment of long term debt and $292,729 in net repayments under factoring arrangements.

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

Disclosure of Outstanding Share Data

As of September 14, 2016, there were 6,069,982 shares of our common stock issued and outstanding. In addition, at September 14, 2016, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 3,775,097 shares.

Critical Accounting Policies

Our interim condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended January 31, 2016 as filed with the SEC on April 29, 2016.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 3, Basis of Presentation, of the Notes to the Interim Condensed Consolidated Financial Statements of this Form 10-Q.

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

Item 4. Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as provided below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended January 31, 2016, as amended.

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

As of July 31, 2016, the Company had cash totaling $736,406. The Company believes that it does not have sufficient capital to fund its operations through the fourth quarter ending January 31, 2017.

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

None

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

Date: September 14, 2016	NAKED BRAND GROUP INC.

	By:	/s/ Kai-Hsiang Lin
Kai-Hsiang Lin, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form SB-2, as filed with the SEC on December 8, 2006)

3.2	Articles of Merger (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on August 30, 2012)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q, as filed with the SEC on September 15, 2014)

3.4	Certificate of Change effective as of August 10, 2015 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on August 7, 2015)

3.5*	Certificate of Amendment to Articles of Incorporation effective as of August 11, 2016.

10.1*	Joint Factoring Agreement between Naked Brand Group Inc., Naked Inc. and Wells Fargo Bank, National Association dated June 14, 2016*

10.2*	Guaranty of Carole Hochman in favor of Wells Fargo Bank, National Association, dated June 14, 2016*

10.3*	Brokerage Account Pledge and Security Agreement between Carole Hochman and Wells Fargo Bank, National Association, dated June 14, 2016*

10.4*	Securities Account Control Agreement by and among Carole Hochman, Wells Fargo Bank, National Association, acting through its Investment Management and Trust Group, and Wells Fargo Bank, National Association, acting through its Trade Capital Operating Division, dated June 14, 2016*

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.