Form 10-Q
period 2016-10-31
NAKED BRAND GROUP INC.
filed 2016-12-14
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37662

NAKED BRAND GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10th Floor – 95 Madison Avenue, New York, New	10016
York
(Address of principal executive offices)	(Zip code)

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

As of December 14, 2016, there were 6,069,982 shares of the registrant’s common stock outstanding.

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

Our fiscal year ends on January 31. References to “fiscal 2017,” “fiscal 2016” and “fiscal 2015” represent the fiscal years ended January 31, 2017, 2016 and 2015, respectively. References to “2017” and “2016” represent the calendar years ending December 31, 2017 and 2016, respectively, and references to “2015” represent the calendar year ended December 31, 2015.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended October 31, 2016

Naked Brand Group Inc.

Interim Condensed Consolidated Balance Sheets

 (Expressed in US Dollars)

	October 31, 2016	Janaury 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$44,365	$4,780,994
Accounts receivable, net of allowances of $32,327 (January 31, 2016: $34,398)	-	127,422
Inventory, net of allowances of $503,000 (January 31, 2016: $390,000)	1,997,865	921,449
Prepaid expenses and deposits	341,089	956,807
Total current assets	2,383,319	6,786,672

Equipment, net	5,228	13,215
Intangible assets, net	80,874	73,095

TOTAL ASSETS	$2,469,421	$6,872,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,455,985	$993,399
Interest payable	3,244	6,025
Factored line of credit	403,431	527,711
Promissory note payable	3,450	3,450
Convertible promissory notes	112,000	584,942
Total current liabilities	1,978,110	2,115,527
Deferred compensation	70,370	170,369

TOTAL LIABILITIES	2,048,480	2,285,896

STOCKHOLDERS' EQUITY
Common stock
Authorized
2,000,000 shares of blank check preferred stock, no par value 18,000,000 shares of common stock, par value $0.001 per share (11,250,000 common shares, par value $0.001 per share)
Issued and outstanding
6,069,982 shares of common stock (January 31, 2016: 6,069,982)	6,070	6,070
Common stock to be issued	15,000	15,000
Accumulated paid-in capital	54,991,671	50,953,341
Accumulated deficit	(54,585,555)	(46,381,080)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	420,941	4,587,086
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,469,421	$6,872,982

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015

Net sales	$551,494	$317,748	$1,292,132	$938,157

Cost of sales	388,144	249,274	1,185,796	664,081

Gross profit	163,350	68,474	106,336	274,076

Operating Expenses
General and administrative expenses	2,503,869	3,371,705	8,236,408	8,670,296
Foreign exchange	1,545	1,778	2,007	729

Total operating expenses	2,505,414	3,373,483	8,238,415	8,671,025

Operating loss	(2,342,064)	(3,305,009)	(8,132,079)	(8,396,949)

Other income (expense)
Interest expense	(19,731)	(133,432)	(56,200)	(494,788)
Accretion of debt discounts and finance charges	(805)	(94,980)	(16,196)	(300,252)
Fair value mark-to-market adjustments	-	-	-	708,900

Total other income (expense)	(20,536)	(228,412)	(72,396)	(86,140)

Net loss for the period	$(2,362,600)	$(3,533,421)	$(8,204,475)	$(8,483,089)

Net loss per share
Basic	$(0.39)	$(2.08)	$(1.35)	$(6.51)
Diluted	$(0.39)	$(2.08)	$(1.35)	$(6.51)

Weighted average shares outstanding
Basic	6,072,482	1,695,437	6,072,482	1,302,714
Diluted	6,072,482	1,695,437	6,072,482	1,302,714

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)

(Expressed in US Dollars)

(Unaudited)

	Common Stock		Accumulated Paid-in	Common stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	to be issued	Deficit	Loss	(Capital Deficit)
Balance, February 1, 2015	1,010,391	$1,011	$25,083,735	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant to the conversion of debt	79,025	79	236,985	-	-	-	237,064
Shares issued in exchange for services rendered	2,500	2	11,998	-	-	-	12,000
Shares issued as payment for interest owing under convertible debt arrangements	183,205	183	774,964	-	-	-	775,147
Shares issued pursuant to the exercise of amended warrants	585,705	586	2,342,243	-	-	-	2,342,829
Less: commissions paid	-	-	(91,422)	-	-	-	(91,422)
Shares issued in a public offering	1,875,000	1,875	7,498,125	-	-	-	7,500,000
Less: share issue costs	-	-	(623,720)	-	-	-	(623,720)
Shares issued upon automatic conversion of debentures	2,312,150	2,312	6,934,138	-	-	-	6,936,450
Rounding shares issued in connection with reverse stock split	22,006	22	(22)	-	-	-	-
Derivative liability reclassifications	-	-	3,091,050	-	-	-	3,091,050
Stock based compensation	-	-	5,632,267	-	-	-	5,632,267
Modification of warrants	-	-	63,000	-	-	-	63,000
Net loss for the year	-	-	-	-	(19,063,399)	-	(19,063,399)
Balance, January 31, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086
Stock based compensation	-	-	4,038,330	-	-	-	4,038,330
Net loss for the period	-	-	-	-	(8,204,475)	-	(8,204,475)
Balance, October 31, 2016	6,069,982	$6,070	$54,991,671	$15,000	$(54,585,555)	$(6,245)	$420,941

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

for the nine months ended October 31,	2016	2015

Cash flows from operating activities
Net loss for the period	$(8,204,475)	$(8,483,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(4,181)	20,226
Provision for obsolete inventory	113,000	-
Depreciation and amortization	7,987	13,526
Other non cash items (Schedule 1)	4,053,388	3,982,628
Changes in operating assets and liabilities:
Accounts receivable	131,603	(86,127)
Prepaid expenses and deposits	585,718	352,703
Inventory	(1,189,416)	(1,158,161)
Accounts payable	492,586	556,874
Interest payable	(2,781)	397,702
Deferred costs	-	(50,000)
Deferred compensation	(99,999)	33,333
Net cash used in operating activities	(4,116,570)	(4,420,385)

Cash flows from investing activities
Acquisition of intangible assets	(7,779)	(32,155)
Purchase of equipment	-	(4,439)
Net cash used in investing activities	(7,779)	(36,594)

Cash flows from financing activities
Proceeds from share issuances	-	2,342,996
Share issuance offering costs	-	(91,422)
Proceeds from convertible promissory notes	112,000	-
Repayments of convertible promissory notes	(600,000)	-
Repayments under factoring arrangements	(924,280)	(429,593)
Advances under factoring arrangements	800,000	1,010,000
Net cash provided by (used in) financing activities	(612,280)	2,831,981

Net decrease in cash	(4,736,629)	(1,624,998)

Cash at beginning of the period	4,780,994	1,943,235
Cash at end of the period	$44,365	$318,237

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

Supplemental Cash Flow Information

for the nine months ended October 31,	2016	2015

Cash paid during the period for:
Interest	$20,909	$70,923
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accounts payable with equity	$-	$12,000
Reclassification of derivative liability to additional paid in capital	-	3,091,050
Conversion of convertible debt to shares	-	233,382
Interest paid in shares	-	283,913

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Stock based compensation	$4,038,330	$4,391,276
Change in fair value of derivative financial instruments	-	(708,900)
Amortization of deferred financing fees	15,058	21,356
Accretion of debt discount	-	278,896
	$4,053,388	$3,982,628

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

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

NASDAQ Status

The Company's common stock is listed on The NASDAQ Capital Market under the symbol NAKD. On September 23, 2016, the Company received written notice from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that it no longer complies with NASDAQ Listing Rule 5550(b)(1) due to the Company’s failure to maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or any alternatives to such requirement as of July 31, 2016 and as of September 22, 2016. In response, the Company submitted a compliance plan to NASDAQ.  The Company is working with NASDAQ to finalize such plan and undertake steps to regain compliance. If NASDAQ accepts the Company’s plan, NASDAQ may grant an extension of up to 180 calendar days from the date of the notice, or until March 22, 2017, to evidence compliance with the Minimum Stockholders’ Equity Requirement. If NASDAQ does not accept the Company’s plan, the Company will have the right to appeal such decision to a NASDAQ hearings panel. The stockholders’ equity reported in these financial statements is $420,941.

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

As of October 31, 2016, the Company had not yet achieved profitable operations, had incurred a net loss of $8,204,475 and had an accumulated deficit of $54,585,555 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the nine months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

The interim condensed consolidated balance sheet at January 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended January 31, 2016.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of October 31, 2016 and 2015, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
United States	$551,475	$267,448	$1,287,991	$722,039
Canada	19	50,300	4,141	216,118
	$551,494	$317,748	$1,292,132	$938,157

At October 31, 2016, the net book value of long-lived assets all located within North America were as follows:

	October 31, 2016		January 31, 2016
	Equipment	Intangible assets	Equipment	Intangible assets
United States	$642	$61,517	$7,091	$53,738
Canada	4,586	19,357	6,124	19,357
	$5,228	$80,874	$13,215	$73,095

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

Loss per share

Net loss per share was determined as follows:

	Three months ended Oct 31,		Nine months ended Oct 31,
	2016	2015	2016	2015
Numerator
Net loss	$(2,362,600)	$(3,533,421)	$(8,204,475)	$(8,483,089)
Denominator
Weighted average common stock outstanding	6,072,482	1,695,437	6,072,482	1,302,714

Basic and diluted net loss per share	$(0.39)	$(2.08)	$(1.35)	$(6.51)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	3,682,597	3,712,167	3,682,597	3,712,167
Convertible debt	-	2,372,150	-	2,372,150
	3,682,597	6,084,317	3,682,597	6,084,317

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

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

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

In August 2015, the FASB issued ASU No. 2015-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2015-15”). Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

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

4.	Inventory

Inventory of the Company consisted of the following at October 31, 2016 and January 31, 2016:

	October 31, 2016	January 31, 2016
Finished goods	$2,500,865	$1,308,442
Raw materials	-	3,007
	2,500,865	1,311,449
Less: allowance for obsolete inventory	(503,000)	(390,000)
Total inventory	$1,997,865	$921,449

Balances at October 31, 2016 and January 31, 2016 are recorded at historical cost, less amounts for potential declines in value. At October 31, 2016, management has recorded an allowance for obsolescence of $503,000 (January 31, 2016: $390,000) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

5.	Equipment

Equipment of the Company consisted of the following at October 31, 2016 and January 31, 2016:

	October 31, 2016	January 31, 2016
Furniture & equipment	$10,250	$10,250
Computer equipment	26,082	26,082
	36,332	36,332
Less: Accumulated depreciation	(31,104)	(23,117)
	$5,228	$13,215

Depreciation expense for the three and nine month periods ended October 31, 2016 was $2,182 and $7,987, respectively (2015: $2,943 and $13,524, respectively).

6.	Intangible Assets

Intangible assets of the Company consisted of the following at October 31, 2016 and January 31, 2016:

	October 31, 2016	January 31, 2016	Useful life (Years)
Trade Names/Trademarks	$80,874	$73,095	Indefinite
Website	49,512	49,512	2
	130,386	122,607
Less: accumulated amortization	(49,512)	(49,512)
	$80,874	$73,095

Amortization expense for the three and nine months ended October 31, 2016 was $Nil and $Nil, respectively (2015: $Nil and $4,375, respectively).

7.	Related Party Transactions and Balances

Related Party Balances

At October 31, 2016, included in accounts payable and accrued liabilities is $8,724 (January 31, 2016: $7,599) owing to directors and officers of the Company for reimbursable expenses and $35,033 (January 31, 2016: $35,490) owing to a firm of which a direct family member of a director and officer of the Company is a principal, in respect of unpaid marketing fees. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At October 31, 2016, an amount of $112,000 ([January 31, 2016: $Nil) in principal amounts of convertible notes payable and $276 in accrued interest payable ([January 31, 2016: $Nil), was owing to a directors and officer of the Company.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

7.	Related Party Transactions and Balances (continued)

Related Party Transactions

During the three and nine months ended October 31, 2016, included in general and administrative expenses is $51,542 and $182,659, respectively (2015: $71,646 and $230,728, respectively), in respect of marketing fees, of which $873 and $30,783, respectively (2015: $18,546 and $57,482, respectively), was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and director (the “CEO”) of the Company for a term of three years whereby the CEO was entitled to a base salary of $400,000 per year, provided the CEO would forgo the first twelve months of the base salary and only receive minimum wage during that period. At October 31, 2016, an amount of $70,370 (January 31, 2016: $170,369) is included in deferred compensation relating to the amortization of the total base salary compensation due under this employment agreement, which is being amortized on a straight line basis over the term of the employment agreement.

On June 10, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary has not yet been paid in full as of October 31, 2016. The Company has accrued her base salary compensation payable and at October 31, 2016, an amount of $528,653 (January 31, 2016: $266,664) is included in accounts payable and accrued liabilities in respect of such base salary payable, including interest on such amounts owing. The CEO has agreed to allow the Company to defer payment of her salary provided such amounts accrue interest at a rate of 3% per annum.

In connection with a Joint Factoring Agreement (Note 8 ii), the CEO executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations and also agreed to provide her own brokerage account as security for the Obligations (as defined in Note 8ii)). Accordingly, in connection with her brokerage account the CEO entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, the CEO agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

8.	Factoring Line of Credit

i)	Capital Business Credit

On June 11, 2015, the Company entered into a factoring agreement (the “CBC Factoring Agreement”) with Capital Business Credit LLC (“CBC”) whereby the Company could borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the CBC Factoring Agreement. A director and officer of the Company provided side collateral of $500,000 to support a portion of the borrowings and guaranteed repayment of the Company’s indebtedness and performance of its obligations under the CBC Factoring Agreement. The facility was secured by a general security interest over all of the Company assets and interests. The term of the agreement was for a period of one year and would automatically renew for additional one year terms, unless terminated at any time by CBC or by the Company prior to such renewal, with thirty days’ prior written notice. During the nine months ended October 31, 2016 the Company did not renew the CBC Factoring Agreement with CBC.

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

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

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

Factor expenses and interest charged to operations during the three and nine months ended October 31, 2016 were $15,859 and $27,595, respectively (2015: $14,147 and $24,500, respectively). At October 31, 2016, an amount of $403,431 (January 31, 2016: $527,711) was owing under the terms of the Joint Factoring Agreement, for advances made to the Company, net of repayments of such advances through the sale of factored receivables.

9.	Promissory Note Payable

On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At October 31, 2016, an amount of $3,450 (CDN$3,750) (2015: $3,450 (CDN$3,750)) was outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

10.	Convertible Promissory Notes Payable

	October 31, 2016	January 31, 2016
First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari passu to Senior Secured Convertible Debentures due October 1, 2016 (see (i))	-	600,000
Convertible Promissory Note, due December 31, 2017, ranked pari-passu with the other Notes in right of payment, bearing interest at 9% per annum (see (ii))	112,000	-
Less: deferred finance fees	-	(15,058)
	112,000	584,942
Less: current portion	-	(584,942)
	$112,000	$-

(i) Senior Secured Convertible Note Agreements with Kalamalka Partners

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

During the nine months ended October 31, 2016, the Company repaid all principal and accrued and unpaid interest amounts due under the Notes in their entirety and as such, these Notes are no longer outstanding.

During the three and nine months ended October 31, 2016, the Company recorded $Nil and $15,058, respectively (2015: $7,102 and $21,356, respectively), in financing charges in respect of the amortization of fees incurred in connection with the issuance and modification of these Notes.

(ii) 9% Convertible Debentures

On October 21, 2016, the Company entered into a subscription agreement with a director and officer of the Company, pursuant to which the Company issued a convertible promissory note in the principal amount of $112,000. The note is bearing interest at a rate of 9% per annum payable upon the earliest of (i) the liquidation and dissolution of the Company pursuant to a plan of complete liquidation or (ii) December 31, 2017, unless earlier converted, redeemed or repurchased.

In the event the Company consummates an equity financing resulting in gross proceeds to the Company of at least $1,000,000, excluding the proceeds to the Company from the purchase of the note (a “Qualified Financing”), the entire unpaid principal amount of the note and all accrued unpaid interest thereon (the “Outstanding Balance”) will automatically convert, at the initial closing of such financing, into equity securities issued at the price per security (the “Conversion Price”) issued in such Qualified Financing (the “Qualified Financing Securities”) and on the same terms and conditions that apply to the Qualified Financing Securities.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

10.	Convertible Promissory Notes Payable (continued)

In the event the Company consummates an equity financing that is not a Qualified Financing (a “Subsequent Financing”), then the holder of the note may, in its sole discretion, convert the Outstanding Balance at the initial closing of such Subsequent Financing into the equity securities issued at the Conversion Price and on the same terms and conditions that apply to the securities issued in such Subsequent Financing.

The note was recorded as stock settled debt in accordance with Accounting Standards Codification (“ASC”) 480, which requires such liabilities be carried at fair value. The Company recorded the note at its fair value of $112,000, equal to its face value at the date of issuance.

During the three and nine months ended October 31, 2016, the Company recorded interest expense of $276 and $276, respectively (2015: Nil and Nil, respectively).

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

The maximum number of shares of common stock reserved for issue under the plan is 2,750,000 shares subject to adjustment in the event of a change of the Company’s capitalization (as described in the 2014 Plan). As a result of the adoption of the 2014 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At October 31, 2016, 759,601 (January 31, 2016: 607,101) options remained available for issuance under the 2014 Plan.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

11.	Stockholders’ Equity (continued)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended October 31, 2016 and January 31, 2016 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2015	1,794,875	$5.48	$8.40
Expired	(22,250)	$22.81
Forfeited	(3,750)	$4.48
Granted	422,399	$4.48	$4.15

Outstanding at January 31, 2016	2,191,274	$5.12	$7.86
Expired	(93,875)	$5.19
Forfeited	(70,000)	$5.12
Granted	10,000	$2.50	$1.41
Outstanding at October 31, 2016	2,037,399	$5.10
Exercisable at October 31, 2016	1,431,758	$5.18

At October 31, 2016, the following stock options were outstanding, entitling the holder thereof to purchase shares of common stock of the Company as follows:

Number	Exercise Price	Expiry Date	Number Vested
15,000	10.00	October 9, 2017	15,000
1,250	10.00	February 1, 2018	1,250
3,750	10.00	May 1, 2018	3,750
2,000	10.00	April 1, 2019	2,000
25,000	10.00	July 30, 2022	25,000
1,536,750	5.12	June 6, 2024	1,143,563
25,000	6.00	June 10, 2024	25,000
37,500	5.12	February 3, 2025	12,500
37,500	4.48	February 25, 2025	12,500
6,250	4.80	July 6, 2025	6,250
337,399	4.40	August 18, 2026	174,946
10,000	2.50	February 25, 2026	10,000
2,037,399			1,431,758

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At October 31, 2016, the aggregate intrinsic value of stock options outstanding was $Nil and exercisable was $Nil (January 31, 2016: $Nil and $Nil, respectively).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

11.	Stockholders’ Equity (continued)

During the three and nine months ended October 31, 2016, the Company recognized a total fair value of $1,224,826 and $4,038,330, respectively (2015: $1,613,117 and $4,065,628, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $3,406,565 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to February 2019.

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

At October 31, 2016, the Company had 1,645,198 share purchase warrants outstanding as follows:

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

1,645,198

(1) These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

(Expressed in US Dollars)

(Unaudited)

11.	Stockholders’ Equity (continued)

During the year ended January 31, 2016, the Company issued an aggregate of 479,757 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $(2,149) and $(207,551) during the three and nine months ended October 31, 2016, respectively (2015: $165,849 and $325,648, respectively) in connection with warrants granted.

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

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at February 1, 2015	1,628,581	$5.74
Issued	616,937	$4.83
Exercised	(585,709)	$6.00
Expired	(14,611)	$9.82
Outstanding at January 31, 2016 and October 31, 2016	1,645,198	$5.27

12.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three and nine months ended October 31, 2016, the Company had concentrations of sales with two customers equal to 33% and 32%, respectively of the Company’s net sales (2015: one customer accounted for 40% and 43%, respectively of the Company’s net sales). As at October 31, 2016 the accounts receivable balances for these customers was $0 (January 31, 2016: $73,347).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2016

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

During the nine months ended October 31, 2016, the Company did not make all minimum royalty payments as they became due and payable under the terms of the agreement, however as at October 31, 2016, the Company has not been provided a notice of default by the other party to the agreement. If the other party provides such notice of default at a later date, this could affect the Company’s ability to sell certain portions of its inventory on hand at October 31, 2016 that are covered under the royalty agreement.

During the three and nine months ended October 31, 2016, $75,000 and $225,000, respectively (2015: $Nil and $Nil, respectively), in royalties were amortized to operations.

The Company is committed to future minimum royalty payments as follows:

Year ending January 31,	Amount
2017	$137,500
2018	350,000
2019	350,000
2020	262,500
$1,100,000

ii)	Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the agreement. The Company has negotiated a hold on the monthly cash retainer, effective March 1, 2016 and continuing indefinitely.

14.	Subsequent Events

i)	On November 3, 2016, the Company entered into a subscription agreement with two directors of the Company, pursuant to which the directors purchased, and the Company issued, convertible promissory notes in the aggregate principal amount of $112,000.

The notes will bear interest at a rate of 9% per annum payable upon the earliest of (i) the liquidation and dissolution of the Company pursuant to a plan of complete liquidation or (ii) December 31, 2017, unless earlier converted, redeemed or repurchased. The principal amounts, and any accrued and unpaid interest thereon, are automatically convertible into common stock upon the consummation of a Qualified Financing (Note 10(ii)), convertible into common stock at the option of the holder upon the occurrence of a Nonqualified Financing (Note 10(ii)).

ii)	Pursuant to a consulting agreement effective November 1, 2016, the Company granted 100,000 options exercisable into common stock of the Company at $2.00 per share until November 1, 2026 and 150,000 options exercisable at $2.50 per share until November 1, 2026.

iii)	On December 12, 2016, the Company received an advance of $116,000 from a director and officer of the Company. The advance is unsecured and other terms, including repayment terms, are to be determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumer through our online retail store www.wearnaked.com. We have a growing retail footprint for our innerwear products in premium department and specialty stores and internet retailers in North America, including accounts such as Nordstrom, Dillard’s, Bloomingdale’s, Amazon.com, Soma, Saksfifthavenue.com, barenecessities.com and others.

During the three months ended October 31, 2016 our net sales increased by $233,746, or 73.6% over the same period in fiscal 2016. Net sales increased primarily as a result of new department store accounts, including Bloomingdales, Dillards, Chicos, and Saks Fifth Avenue, which was partially offset by lower sales from Nordstroms for the current period. During the three months ended October 31, 2016, sales to department stores accounted for approximately 48% of total sales, as compared to 42% during the same period in fiscal 2016. Sales of our women’s products at new accounts have been strong, however these sales were offset by a decrease in our men’s sales from Nordstrom in the current period, as a result of a reduction by Nordstrom in replenishment orders aimed at reducing overstocked inventory.

We sell all our collections through our ecommerce store (www.wearnaked.com), which sales channel saw an increase in net sales to approximately $99,586, or 18% of total net sales for the three-month period ended October 31, 2016, from $83,193, or 26% of total net sales for the same period in fiscal 2016, an overall increase of approximately 20%. Our ecommerce sales increased to $264,577 for the nine-month period ended October 31, 2016 from $175,256 for the same period in fiscal 2016, an increase of approximately 51%. The decrease in ecommerce sales as a percentage of total sales is attributable to a larger increase in total department and retail store sales in the third quarter ended October 31, 2016 compared to the comparative quarter, as a result of new department store accounts, as described above.

Sales to retail and specialty store accounts constituted approximately 26% of sales in the current quarter, as compared to 16% in the comparative quarter. Total sales to retail and specialty store sales increased by approximately 184% over the comparative quarter, due to the addition of a new men’s account, on a test basis. Although the new retail account was not successful, we expect to add new retail and specialty store accounts as a result of the launch of our women’s collections and expect sales of women’s products to continue to increase throughout the year as a result of the addition of new customer accounts as well as marketing and promotional activities to support these channels, along with our direct ecommerce sales.

During the quarter ended October 31, 2016, we sold off approximately $25,000 in out of season and overstock inventory through off price sales channels. Sales to these customers accounted for approximately 5% of total net sales during the three months ended October 31, 2016 and 2015.

During the quarter ended October 31, 2016, men’s products constituted 51% of total sales and women’s products constituted 49% of total sales. Going forward, we expect the majority of our growth to be driven by our more recently launched women’s collections, as we anticipate that these products will become more widely distributed. In addition, the women’s market is substantially larger than the men’s market. However, we also expect to continue to see stable growth in our men’s products through our sales and marketing initiatives.

Our products are sold in North America; however, we believe our products appeal to men and women around the globe. We are currently exploring international distribution relationships for our Naked and Wade X Naked products and we anticipate that we will commence selling a limited number of products in markets such as Europe, Asia, and Central and South America starting in Calendar 2017.

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

During the three months ended October 31, 2016, we launched our first collections of Wade X Naked, which became available for advance purchase during the quarter ended July 31, 2016. The Company started shipping these orders in September 2016 through its direct to consumer channels, and received an initial order from Nordstrom. During the quarter ended October 31, 2016, we shipped over 2,400 units for net sales of approximately $27,000 from the Wade X Naked collection.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories that can exemplify the mission of the brand, such as athleisure and activewear, swimwear, sportswear, hosiery, bedding and home products, and more.

Results of Operations

THREE Months Ended OCTOBER 31, 2016 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2015

Revenues

During the three months ended October 31, 2016, our net sales increased by $233,746, or 73.6%, to $551,494 from $317,748 for the same period in fiscal 2016. Net sales increased as a result of approximately $176,000 in new department stores sales relating to the addition of Bloomingdales, Saks Fifth Avenue, Chico’s, and Dillard’s. This increase was partially offset by a decrease in Nordstrom sales for the three months ended October 31, 2016 of approximately $38,000 from the same period in fiscal 2016.

Gross Margins

For the nine-month period ended October 31, 2016, we realized a gross margin of 8.2%, compared to 29.2% in the same period in fiscal 2016. The decrease was primarily due to a large write down of overstocked men’s inventory during our second fiscal quarter, reflected in cost of sales.

Operating Expenses

	Three months ended October 31		Change
General and administrative	2016	2015	$	%
Bad debts	$(2,110)	$-	(2,110)	-
Bank charges and interest	4,912	1,756	3,156	179.7
Consulting	25,645	139,591	(113,946)	(81.6)
Depreciation	2,182	2,942	(760)	(25.8)
Directors fees(1)	117,491	328,907	(211,416)	(64.3)
Insurance	33,498	31,041	2,457	7.9
Investor relations	17,780	49,345	(31,565)	(64.0)
Marketing	292,473	356,224	(63,751)	(17.9)
Occupancy and rent	60,743	36,787	23,956	65.1
Office and misc	41,528	57,427	(15,899)	(27.7)
Product development	97,805	205,992	(108,187)	(52.5)
Professional fees	91,082	328,826	(237,744)	(72.3)
Salaries and benefits(1)	1,647,556	1,672,719	(25,163)	(1.5)
Transfer agent and filing fees	16,803	14,333	2,470	17.2
Travel	28,553	36,911	(8,358)	(22.6)
Warehouse management	27,928	108,904	(80,976)	(74.4)
Total	$2,503,869	$3,371,705	(867,836)	(25.7)

(1)	Included in salaries and benefits for the three months ended October 31, 2016 is $1,109,484 (2015: $1,422,394) and included in directors’ fees is $117,491 (2015: $328,907) for non-cash stock option compensation charges. These stock based compensation charges relate to stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages, and to new directors and advisors appointed in Fiscal 2016. The fair value of such awards is being recognized over their vesting terms.

There was an overall decrease in general and administrative expenses of 25.7% for the quarter ended October 31, 2016, compared to the same period in fiscal 2016. This decrease is mainly attributable the decrease in professional fees as a result of financing related activities in the comparative period, and the decrease in directors’ fees as a result of stock based compensation related to stock option awards issued in the comparative period.

There were also decreases in consulting, product development, warehouse management, travel, investor relations, and marketing as further explained below:

Consulting fee expenses decreased as a result of a recovery of stock option compensation charges recognized in the quarter ended October 31, 2016 for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased during the quarter ended October 31, 2016.

Our marketing expenses decreased for the quarter ended October 31, 2016 as a result of the negotiation of vendor terms with our social media partner and a decrease in marketing expenses for merchandising consulting, photoshoots, and promotional material from the comparative period in connection with the launch of new collections. These decreases were partially offset by an increase in marketing expense associated with our collaboration and endorsement agreement with Dwayne Wade, including advanced royalty charges.

Product development costs have decreased because the Company incurred higher product development costs in the comparative period, in connection with the anticipated launch of our women’s collections.

Warehouse management expenses decreased in the quarter ended October 31, 2016 as compared to the same period in fiscal 2016 as a result of the engagement of a new third party warehouse, at a lower cost.

The decrease in general and administrative expenses described above were partially offset by an increase in rent expense.

Rent expense increased in the quarter ended October 31, 2016 as a result of an expanded team, compared to the same period in fiscal 2016, which warranted increased occupancy costs due to month-to-month rent based on the number of desks occupied.

Other income and expenses

We incurred interest expenses of $19,731 for the quarter ended October 31, 2016 as compared to $133,432 for the same period in fiscal 2016. This decrease in interest is attributable to the conversion of long term debt in December 2015, in connection with the public offering of our common stock.

Financing and accretion charges were $805 for the quarter ended October 31, 2016 compared to $94,980 for the same period in fiscal 2016. Financing and accretion expenses in the comparative period related mostly to the accretion of debt discounts associated with the long-term debt, which was converted to shares of common stock in December 2015.

Net loss and comprehensive loss

Our net loss for the quarter ended October 31, 2016 was $2,362,600, or $(0.39) per share, as compared to a net loss of $3,533,421, or $(2.08) per share, for the quarter ended October 31, 2015. The most significant factor for the decrease in net loss in the current period is a result of the decrease in general and administrative expenses, as described above. The most significant factor for the decrease in net loss per share is due to the increased number of shares outstanding compared to the comparative period, as a result of the public offering of common stock and conversion of debt to common stock in December 2015.

NINE Months Ended OCTOBER 31, 2016 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2015

Revenues

During the nine months ended October 31, 2016, our net sales increased by $353,975, or 38%, to $1,292,132 from $938,157 for the same period in fiscal 2016. Net sales increased significantly primarily as a result of our first shipments of women’s sleepwear, loungewear, and intimate apparel collections to select department store and specialty store accounts during the first quarter of fiscal 2017 as well as the addition of new department store accounts with Bloomingdales, Dillards, Chicos, and Saks Fifth Avenue during the nine months ended October 31, 2016. These increases were partially offset by reduced sales to one of our key customers, Nordstrom, as a result of a reduction by Nordstrom in replenishment orders aimed at reducing overstocked in-store inventory and a store closure which resulted in a large return of merchandise.

Gross Margins

For the nine-month period ended October 31, 2016, we realized a gross margin of 8.2%, compared to 29.2% in the same period in fiscal 2016. The decrease was primarily due to a large write down of overstocked men’s inventory during our second fiscal quarter, reflected in cost of sales.

Operating Expenses

	Nine months ended October 31		Change
General and administrative	2016	2015	$	%
Bad debts	$(2,478)	$20,246	(22,724)	(112.2)
Bank charges and interest	12,984	10,034	2,950	29.4
Consulting	6,560	314,183	(307,623)	(97.9)
Depreciation	7,987	13,524	(5,537)	(40.9)
Directors fees(1)	364,020	831,178	(467,158)	(56.2)
Insurance	48,443	115,804	(67,361)	(58.2)
Investor relations	57,898	87,724	(29,826)	(34.0)
Marketing	884,676	789,593	95,083	12.0
Occupancy and rent	159,847	73,629	86,218	117.1
Office and misc	150,714	183,685	(32,971)	(17.9)
Product development	369,583	570,458	(200,875)	(35.2)
Professional fees	360,017	648,309	(288,292)	(44.5)
Salaries and benefits(1)	5,452,686	4,545,427	907,259	20.0
Transfer agent and filing fees	47,614	27,027	20,587	76.2
Travel	74,015	138,257	(64,242)	(46.5)
Warehouse management	241,842	301,218	(59,376)	(19.7)
Total	$8,236,408	$8,670,296	(433,888)	(5.0)

(1)	Included in salaries and benefits for the nine months ended October 31, 2016 is $3,808,565 (2015: $3,527,653) and included in directors’ fees is $364,020 (2015: $831,178) for non-cash stock option compensation charges. These stock based compensation charges relate to stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages, and to new directors and advisors appointed in Fiscal 2016. The fair value of such awards is being recognized over their vesting terms.

There was an overall decrease in general and administrative expenses of 5% for the nine months ended October 31, 2016, compared to the same period in fiscal 2016. This decrease is mostly attributable to a decrease in directors fees consisting entirely of non-cash charges, which decreased in the current period as a result of the appointment of advisors in the comparative period, which resulted in greater associated initial stock based compensation charges during the period.

There were also decreases in consulting, product development, professional fees, insurance, travel, and warehouse management as further explained below.

Consulting fee expenses decreased as a result of a recovery of stock option compensation charges recognized in the period ended October 31, 2016 for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased during the period ended October 31, 2016. This was offset by an increase in consulting fees for fees paid to a consulting firm which were previously part of salaries and wages.

Product development costs have decreased in the current period because the Company incurred higher product development costs in the comparative period in connection with the launch of our women’s collections. This decrease also relates to a recovery for non-employee stock based compensation due to a reduction in share price during the current period.

Professional fees decreased in the current period as a result of significant new contracts and financing activities in the comparative period, as well as a decrease in legal fees as a result of negotiations to set a monthly fee with legal counsel.

Insurance expenses decreased mostly due to a change in the way insurance was being expensed. In the comparative period, insurance expense was expensed when paid and included the initial down payment on our D&O policy in June 2015. In the current period, the policy was set up as a prepaid and the financing payments are being applied against the payable.

Decreases to travel expenses for the period ended October 31, 2016 are as a result of a decrease in discretionary spending due to cash shortages as well as a decrease in financing related travel.

Warehouse management expenses decreased in the nine months ended October 31, 2016 as compared to the same period in fiscal 2016 as a result of the engagement of a new third party warehouse, at a lower cost.

The decrease in general and administrative expenses described above were partially offset by an increase in salaries and benefits, marketing, transfer agent and filing fees, and rent.

The increase in salaries and benefits for the nine months ended October 31, 2016 due to increases in staffing in both the accounting/finance and sales departments as well as an increase in stock based compensation charges as a result of a layoff which triggered the immediate vesting of all unvested options.

Our marketing expenses increased significantly for the period ended October 31, 2016 as a result of the expenses associated with our collaboration and endorsement agreement with Dwayne Wade, including advanced royalty charges which commenced in the fourth quarter of 2016, photoshoots and promotional materials.

Filing fees have increased as a result of the up listing of our common stock to NASDAQ from the OTC markets, which exchange carries a higher annual fee, which amount is amortized over the related calendar year.

Rent expense increased in the period ended October 31, 2016 as a result of an expanded team which warranted increased occupancy, however office and miscellaneous charges decreased as a result of the implementation of a fully integrated ERP system in the same period in fiscal 2016.

Other income and expenses

We incurred interest expenses of $56,200 for the period ended October 31, 2016 as compared to $494,788 for the same period in fiscal 2016. This decrease in interest is attributable to the conversion of long term debt, in connection with the public offering of our common stock in December 2015.

Financing and accretion charges were $16,196 for the period ended October 31, 2016 compared to $300,252 for the same period in fiscal 2016. Financing and accretion expenses in the comparative period related mostly to the accretion of debt discounts associated with the long-term debt, which was converted to shares of common stock in December 2015 in connection with the public offering of our common stock.

During the fiscal year ended January 31, 2015, in connection with a private placement offering, we issued convertible debentures and warrants, each of which were convertible or exercisable into shares of our common stock. These embedded conversion features and warrants were subject to a registration rights agreement which, as a result of the terms of such agreement, triggered the requirement to account for these instruments as derivative financial instruments. As a result of the application of these accounting rules, which required these derivative financial instruments to be carried at fair value, we recorded a mark to market gain of $708,900 during the period ended October 31, 2015 in correlation with fluctuations in the price of our common stock. During the period ended October 31, 2015, we obtained a waiver from all of the holders of these instruments waiving certain registration obligations of our Company and, as such, these instruments are no longer required to be accounted for in this manner and no such charges exist in the period ended October 31, 2016.

Net loss and comprehensive loss

Our net loss for the nine months ended October 31, 2016 was $8,204,475, or $(1.35) per share, as compared to a net loss of $8,483,089, or $(6.51) per share, for the nine months ended October 31, 2015. The most significant factor for the decrease in net loss in the current period is a result of the overall lower operating loss due to a 5% decrease in general and administrative expenses. The most significant factor for the decrease in net loss per share is due to the increased number of shares outstanding compared to the comparative period, as a result of the public offering of common stock and conversion of debt to common stock in December 2015.

Liquidity and FINANCIAL CONDITION

Liquidity

Our cash requirements have been principally to fund working capital needs, the development of new product lines and the procurement of inventory to support our growth.

As of October 31, 2016, the Company had cash totaling $44,365. The Company believes it does not have sufficient cash resources to fund its operations through the fourth quarter of fiscal 2017.

In accordance with the collaboration and endorsement agreement with Dwayne Wade, the Company is required to make quarterly payments for royalty fees based on the greater of a pre-determined percentage of certain sales, or a minimum annual amount. During the nine months ended October 31, 2016, the Company did not make all minimum royalty payments as they became due under the terms of the agreement, and consequently has not fulfilled its obligations under the agreement. Accordingly, the other party to the agreement has the right to cause the agreement to enter into default. If the other party provides such notice of default, this could affect the Company’s ability to sell certain portions of its Wade X Naked inventory on hand and on order at October 31, 2016. As at October 31, 2016, the Company has not been provided a notice of default by the other party to the agreement, and is currently negotiating settlement of amounts currently due under the agreement. No provision for any losses that might be incurred in the event of a notice of default has been provided in the accompanying financial statements.

The Company's common stock is listed on The NASDAQ Capital Market under the symbol NAKD. On September 23, 2016, the Company received written notice from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that it no longer complies with NASDAQ Listing Rule 5550(b)(1) due to the Company’s failure to maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or any alternatives to such requirement as of July 31, 2016, and as of September 22, 2016. In response, the Company submitted a compliance plan to NASDAQ.  The Company is working with NASDAQ to finalize such plan and undertake steps to regain compliance. If NASDAQ accepts the Company’s plan, NASDAQ may grant an extension of up to 180 calendar days from the date of the notice, or until March 22, 2017, to evidence compliance with the Minimum Stockholders’ Equity Requirement. If NASDAQ does not accept the Company’s plan, the Company will have the right to appeal such decision to a NASDAQ hearings panel. The stockholders’ equity reported in this Form 10-Q is $420,941.

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

At October 31, 2016, there was approximately $314,535 available for advance under the Joint Factoring Agreement.

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

Working Capital (Consolidated)	October 31, 2016 (unaudited)	January 31, 2016
Current Assets	$2,383,319	$6,786,672
Current Liabilities	$1,978,110	$2,115,527
Working Capital	$405,209	$4,671,145

Our decrease in working capital during the period is primarily attributable to cash losses from operations.

Cash Flows

	Nine months ended October 31,
	2016	2015

Cash Flows used in Operating Activities	$(4,116,570)	$(4,420,385)
Cash Flows used in Investing Activities	(7,779)	(36,594)
Cash Flows provided by (used in) Financing Activities	(612,280)	2,831,981
Net change in Cash during Period	$(4,736,629)	$(1,624,998)

Operating Activities

Cash flows used in our operating activities was $4,116,570 for the nine months ended October 31, 2016, compared to $4,420,385 for the comparative period. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $4,053,388, mostly related to share based compensation charges as described above.

Investing Activities

Investing activities used cash of $7,779 for the nine months ended October 31, 2016 and used cash of $36,594 for the nine months ended October 31, 2015. Investing activities included cash outlays for patent and trademark acquisitions in both periods.

Financing Activities

Cash used in financing activities during the nine months ended October 31, 2016 was $612,280, which included $600,000 for the repayment of long term debt and $124,280 in net repayments under factoring arrangements.

Proceeds from financing activities during the nine months ended October 31, 2015 included net advances of $580,407 made pursuant to the factoring arrangement and net proceeds of $2,251,574 received in connection with the issuance of shares.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of December 14, 2016, there were 6,069,982 shares of our common stock issued and outstanding. In addition, at December 14, 2016, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 3,682,597 shares.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as provided below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended January 31, 2016, as amended, which was subsequently updated by “Item 1A—Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended July 31, 2016.

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

As of October 31, 2016, the Company had cash totaling $44,365. The Company believes that it does not have sufficient capital to fund its operations through the fourth quarter ending January 31, 2017.

Our Common Stock may be delisted from The NASDAQ Capital Market if we cannot satisfy NASDAQ’s continued listing requirements in the future.

On September 23, 2016, we received written notice from the Listing Qualifications Staff of NASDAQ notifying us that we no longer comply with NASDAQ Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or any alternatives to such requirement. In response, we submitted a compliance plan to NASDAQ and are working with NASDAQ to finalize such plan and undertake steps to regain compliance. If NASDAQ accepts our plan, NASDAQ may grant an extension of up to 180 calendar days from the date of the notice, or until March 22, 2017, to evidence compliance with the Minimum Stockholders’ Equity Requirement. If NASDAQ does not accept our plan, we will have the right to appeal such decision to a NASDAQ hearings panel. The Company reported stockholders’ equity of $420,941 in this Form 10-Q.

If we are unable to comply with the Minimum Stockholders’ Equity Requirement and/or NASDAQ does not accept our compliance plan, our common stock may be delisted, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and could also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Date: December 14, 2016	NAKED BRAND GROUP INC.

	By:	/s/ Kai-Hsiang Ling
Kai-Hsiang Lin, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of 9% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K, as filed with the SEC on October 27, 2016).

4.2	Form of 10% Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, as filed with the SEC on November 9, 2016).

10.1	Form of Subscription Agreement for 9% Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on October 27, 2016).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

