Form 10-K
period 2017-01-31
NAKED BRAND GROUP INC.
filed 2017-04-27
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-37662

__________________________

NAKED BRAND GROUP INC.

(Exact name of registrant as specified in its charter)

__________________________

Nevada	99-0369814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10th Floor – 95 Madison Avenue, New York, New York 10016

(Address of principal executive offices and Zip Code)

(212) 851-8050

(Registrant’s telephone number, including area code)

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,340,691 based upon the closing price reported for such date.

On April 26, 2017, the registrant had 10,342,191 shares of common stock outstanding.

NAKED BRAND GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; and our collaboration with Dwyane Wade; relationships with retailers, wholesalers and other business partners; ability to add new customer accounts; and future borrowings under the Joint Factoring Agreement with Wells Fargo, statements relating to the structure, timing and completion of the proposed business combination (the “Merger”) with Bendon Limited (“Bendon”) and a to-be-formed Australian holding company (“NewCo”); our continued listing on the NASDAQ Capital Market until closing of the proposed Merger; our continued compliance with the minimum shareholders’ equity requirements at the time of our next periodic report; NewCo’s anticipated listing of its ordinary shares on the NASDAQ Capital Market in connection with the closing of the proposed Merger; expectations regarding the capitalization, resources and ownership structure of the combined company under NewCo; the adequacy of the combined company’s capital to support its future operations; our and Bendon’s plans, objectives, expectations and intentions; the nature, strategy and focus of the combined company; the executive and board structure of the combined company; and expectations regarding voting by our stockholders. Naked and/or Bendon may not actually achieve the plans, carry out the intentions or meet the expectations disclosed in the forward-looking statements and you should not place undue reliance on these forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, risks and uncertainties associated with stockholder approval of and the ability to consummate the proposed Merger through the process being conducted by NewCo, Bendon and us, the ability of NewCo, Bendon and us to enter into a definitive agreement and consummate the proposed Merger, the risk that one or more of the conditions to closing of the proposed Merger may not be satisfied, including, without limitation, the effectiveness of the registration statement to be filed by NewCo with the Securities and Exchange Commission or the listing of NewCo’s ordinary shares on the NASDAQ Capital Market, the lack of a public market for ordinary shares of NewCo and the possibility that a market for such shares may not develop, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the availability of sufficient resources of the combined company to meet its business objectives and operational requirements, the ability to realize the expected synergies or savings from the proposed Merger in the amounts or in the timeframe anticipated, the risk that competing offers or acquisition proposals will be made, the ability to integrate our business with Bendon’s businesses in a timely and cost-efficient manner, the inherent uncertainty associated with financial projections, and the potential impact of the announcement or closing of the proposed Merger on customer, supplier, employee and other relationships. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

CERTAIN TERMS USED IN THIS FORM 10-K

Unless expressly indicated or the context requires otherwise, the terms “Naked,” the “Company,” “we,” “us,” and “our” in this document refer to Naked Brand Group Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary.

Our fiscal year ends on January 31. References to “fiscal 2017” and “fiscal 2016” represent the fiscal years ended January 31, 2017 and 2016, respectively. References to “fiscal 2018” represent the fiscal year ending January 31, 2018. References to “2018” and “2017” represent the calendar years ending December 31, 2018 and 2017, respectively, and references to “2016” represent the calendar year ended December 31, 2016.

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

The Naked brand was founded on one basic desire: to create a new standard for how products worn close to the skin fit, feel and function. Our core brand philosophy for Naked is “the freedom to be you” and we endeavor to provide products that help people feel confident, attractive and empowered while being as comfortable as wearing nothing at all. The Naked brand was founded in Vancouver, Canada in 2010, as a men’s underwear manufacturer. In 2014 we relocated our headquarters to New York City, expanded our men’s collections and developed women’s intimate apparel, sleepwear and loungewear collections. Our first women’s sleep and loungewear collections became available for retail sale online at www.wearnaked.com in September 2015 and at retail locations and other online retailers in February 2016. Also in February 2016, we launched our women’s intimate apparel products. In September 2016, we launched our first collections of Wade X Naked, a signature collection of men’s innerwear developed in collaboration with NBA Champion Dwyane Wade. In the future, we intend to expand the Naked brand through existing channels and through licensing partnerships into other apparel and product categories that exemplify the mission of our brand, such as athleisure apparel, swimwear, sportswear, hosiery, bedding and home products and others.

Our expansion into the women’s sleepwear and intimate apparel in fiscal 2017 is a key part of our growth strategy given that these market segments represent $17.8 billion, or over 77% of the overall innerwear market according to data from the NPD Group. Daywear products that address consumer demand for versatile “athleisure” apparel have been the fastest growing segment of the women’s market. Our ability to attract women customers for the Naked brand is also very important to our effort to penetrate the men’s $4.3 billion U.S. innerwear market since a number of consumer research reports show that women purchase as much as 50% of men’s underwear for their husbands, boyfriends or sons.

We have a collaboration and endorsement agreement with NBA Champion Dwyane Wade, whereby Mr. Wade has agreed to act as a spokesperson for our brand. Mr. Wade also sits on our corporate Advisory Board. Further, he acts as Creative Director for our Wade X Naked signature collection of men’s innerwear, which became available for retail purchase in the third quarter of fiscal 2017. This collection encompasses primarily underwear as well as undershirts and loungewear for men.

Our products currently target men and women who are fashion and performance conscious, care about innovation and contemporary design, and desire comfort, quality and fit in their innerwear and apparel. We aim to provide an affordable luxury product for the successful and aspirational customer that enjoys the qualities of a premium garment at a price they feel delivers value. With growing awareness of our brand among these consumers and a broadening array of products, we expect to continue to expand our retail distribution through department stores, boutiques, online retail channels, hotels, spas, and other retailing channels over the next two years and beyond. We plan to also grow our direct to consumer business primarily through our online retail store, www.wearnaked.com, through which we will continue to commercially introduce new products as well as feature certain products, collections and styles exclusively.

Potential Business Combination with Bendon Limited

On December 19, 2016, we entered into a letter of intent (the “LOI”), with Bendon Limited an intimate apparel company based in New Zealand (“Bendon”), for a proposed business combination of the companies. The LOI became binding on us on January 12, 2017 upon entry into a Securities Purchase Agreement, dated January 12, 2017, by and among us and certain investors. The business combination is subject to the parties entering into a definitive agreement governing such transaction and the satisfaction of various closing conditions that will be contained therein. There is no assurance that the parties will enter into the definitive agreement or that the transaction will be consummated.

On February 9, 2017, we entered into Amendment No. 1 (the “First Amendment”) to the LOI with Bendon. The First Amendment (i) extended the date, from February 10, 2017 to March 10, 2017, by which the parties shall have entered a definitive agreement regarding the business combination before certain penalties may be incurred; (ii) adjusted the Net Asset Amount (as defined in the Amendment) to $1.359 million, which amount would be adjusted as a result of any additional capital transactions as agreed to between us and Bendon, and is used to determine, in part, the extent to which the number of shares of our common stock proposed to be issued to Bendon in the business combination would be adjusted; and (iii) amended certain other terms and conditions of the LOI.

On March 9, 2017, we entered into Amendment No. 2 (the “Second Amendment”) to the LOI with Bendon. The Second Amendment, among other things, revised the proposed structure of the business combination with Bendon. As contemplated by the Second Amendment, we will now merge with and into a subsidiary of a newly formed Australian holding company (“NewCo”) which will be the ultimate parent company of Bendon and us (the “Merger”). The Second Amendment contemplates that, upon consummation of the Merger, NewCo would issue to the current holders of the outstanding capital stock of Bendon an aggregate of 118,812,163 ordinary shares of NewCo (the “Bendon Shares”) and issue to us a number of ordinary shares of NewCo equal to the number of shares of outstanding common stock of Naked (the “Naked Shares”) immediately prior to the Merger, and as of the effective time of the Merger, no other shares of NewCo will be outstanding. Shares issued to Bendon would be subject to adjustment based on us having Net Assets (as defined in the Amendment) of $786,246, which amount will be adjusted as a result of any subsequent capital transactions agreed to by us and Bendon. In connection with the closing of the Merger, NewCo’s shares must be approved for listing on the NASDAQ Capital Market.

Further, in connection with the LOI and the Second Amendment, we (i) appointed two new directors to our board of directors, Mr. Edward Hanson and Mr. Justin Davis-Rice; (ii) we agreed to adhere to a no-shop provision until the earlier of the date the Merger Agreement (as defined below) is executed or the LOI is terminated, and (iii) agreed to issue 2.5 million shares of common stock to Bendon in the event the Merger Agreement is not executed by April 10, 2017, as such date may be extended, or the Merger is not consummated within six months thereafter (each a “Merger Milestone”); provided, however, that we shall not be required to issue Bendon such shares if Bendon’s action(s) or lack thereof has been the principal cause of or resulted in the failure of the parties to achieve a Merger Milestone.

On April 10, 2017, we entered into Amendment No. 3 (the “Third Amendment”) to the LOI with Bendon. The Third Amendment (i) extends the date by which the parties shall have entered into the Merger Agreement from April 10, 2017 to May 26, 2017; (ii) revises the Net Asset Amount to $5.8 million, which amount will be adjusted as a result of any subsequent capital transactions agreed upon between the parties; and (iii) amends certain other terms of the LOI, including increasing the number of shares of NewCo to be issued to the holders of the outstanding capital stock of Bendon to 146,311,063.

Except as amended by the First Amendment, Second Amendment, and Third Amendment, all other material terms of the LOI remain in full force and effect.

Completion of the Merger remains subject to the negotiation of a definitive merger agreement (the “Merger Agreement”), satisfaction of the conditions negotiated therein and approval of the Merger by the Company’s stockholders. Accordingly, there can be no assurance that a Merger Agreement will be entered into or that the proposed Merger will be consummated. Those portions of the LOI, as amended, that describe the proposed Merger, including the consideration to be issued therein, are non-binding.

Principal Products

Historically, we were strictly a men’s innerwear manufacturer and retailer and our men’s collections represents substantially all of our revenues until the third quarter of fiscal 2016. Our Fall 2015 women’s sleep and loungewear collection became available for retail sale online at www.wearnaked.com in September 2015 and at retail locations and other online retailers in February 2016. Also in February 2016, we launched our women’s intimate apparel products online and at select retailers. Our women’s collections have seen strong growth and represents approximately half of our revenues for fiscal 2017.

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

During fiscal 2017, we expanded our Essentials collection to include loungewear in Peruvian Pima Cotton, a superior cotton that is prized for its softness and breathability. We also introduced a new product called the Naked Shield™ which incorporates special fabric featuring Circuitex technology that provides wireless shielding and antimicrobial/anti-odor properties.

In addition to our existing men’s collections, we also produce the Wade X Naked collection for men which includes two groups of underwear, undershirts, lounge pants and shorts, and robes. Like our core men’s collection, these groups utilize high performance fabrics and innovative design and construction to create exceptional product look, feel and comfort.

Women’s Collections

Our women’s loungewear and sleepwear collections are based on two of the same fabrics used in our collections for men: Luxury Micromodal and Essential Cotton Stretch. Our three primary women’s collections are: Luxury, Everyday and Essential. These women’s collections include a range of products such as boyshorts, hipsters, lounge pants, camisoles, tank tops, pajamas, chemises and sleepshirts. We also make French terry robes, Alpaca throws, as well as Double Gauze woven cotton sleepwear. True to our brand mission, we believe these designs deliver superior fit, feel and function with timeless looks and at premium affordable prices that make them appealing to a broad consumer market.

Our Everyday collection consists of three core groups of daily essentials including wire-free bralettes and thong, modern brief and hipster style panties meant for everyday use for a range of different occasions. Everyday Naked, is constructed from Peruvian Pima cotton stretch fabric that is designed to be ultra-light, soft and breathable. Naked Luxury intimates, is made from soft MicroModal fabric with 360-degree stretch that is designed to naturally wick away moisture and be cool to the touch. We have designed our intimate apparel collection according to our mission to deliver the highest standard of fit, feel, function and look for the modern active woman.

Our Essential collection consists of pajamas, sleepshirts, robes, loungewear, yogawear and chemises made from Peruvian Pima Cotton for everyday comfort and style.

Distribution

We sell our products through wholesale relationships and through direct to consumer channels. The wholesale channel is currently our largest channel and consists of department stores as well as boutique apparel stores and undergarment stores. Our two largest distribution partners are Nordstrom, which carries our products in select stores in North America and its online store, Nordstrom.com, and Bloomingdales, which carries our product at select stores in the U.S. We also sell our products through Dillard’s, Soma.com, SaksFifthAvenue.com and a growing number of boutiques and specialty stores. We are targeting additional key retail store partners in the U.S. in 2017 for our men’s and women’s products. In addition to selling in key department stores in North America, Naked also sells through online stores such as Amazon.com, barenecessities.com, hackberry.com, hisroom.com and freshpair.com.

We also sell all of our products direct-to-consumer through our internet retail store, www.wearnaked.com. Our internet retail store is optimized for use on all online platforms and provides our customers with a premium online shopping experience and access to our entire product line. Our direct-to-consumer channel has become an increasingly significant part of our business and we expect it will continue to do so as our brand awareness increases in North America and internationally. We believe that the availability of online sales is convenient for our customers and enhances the image of our brand, making our brand and products more accessible in more markets than in brick and mortar stores alone. We plan to commercially introduce new products at www.wearnaked.com as well as feature certain products, collections and styles exclusively.

Production

We utilize manufacturing partners outside of the United States to produce our products. Currently, our primary production is in China although we have limited production in India and Peru and may expand into other territories in 2017.

We believe we have developed good relationships with a number of our vendors and we seek to ensure that they share our commitment to quality and ethics. We do not have any long-term agreements requiring us to use any manufacturer. Our primary production partner during fiscal 2017 has been TMS Fashion, a wholly owned subsidiary of LuenThai Holdings Limited, a Hong Kong Stock Exchange-listed company. We began working with TMS and LuenThai in 2014 in an effort to streamline and scale up our production capabilities by leveraging a large, established manufacturing resource. We believe this partnership allows us access to “best-in-class” fabrics, materials and manufacturing techniques while reducing our need for fixed overhead. Further, we sublet our principal office location in New York City from Tellas, Inc., another wholly-owned subsidiary of LuenThai operating in the U.S. We have additional manufacturing relationships for our women’s intimate apparel collections and expect to work with additional manufacturers as we expand our product offering.

Sources and Availability of Raw Materials

Raw materials, which include fabric and accessories, are sourced from all over the world, including Italy, Turkey, China, Peru, India and Bangladesh. We believe these fabrics and raw materials are readily available from multiple sources. Currently, we work closely with TMS Fashion and LuenThai, who are responsible for all of the sourcing of our raw materials for our men’s and women’s collections. We have additional sourcing relationships for our women’s intimate apparel collections and we expect to work with additional sourcing partners as we expand our product offering.

Key Customers

In fiscal 2017, sales were concentrated with Bloomingdales and Nordstrom, which accounted for 14% and 12%, respectively of our net sales. During fiscal 2016, Nordstrom accounted for 41% of our net sales. The decline in percentage of sales to Nordstrom during fiscal 2017 is partly due to a reduction by Nordstrom in replenishment orders due to the elimination by them of in-store inventory, but more significantly is due to the addition of other key departments store and specialty store accounts, and the corresponding increase in overall net sales. Nordstrom and Bloomingdales are currently of key importance to our business and our results of operations, which would be materially adversely affected if these relationships ceased to exist or are significantly reduced. These customers do not have ongoing purchase commitments with us nor do any of our other customers. Therefore, we cannot guarantee that the volume of sales will remain consistent going forward. We typically enter into agreements with department store and larger retail customers which cover the material terms and conditions of purchase orders such as shipping terms, pricing policies, payment terms and cancellation policies. We are targeting additional department store and retail customers to become additional key accounts of our business in fiscal 2018 and beyond.

Marketing

Our marketing strategy is primarily focused on digital and social media marketing aimed at increasing brand awareness and helping drive sales growth cost-efficiently. We have engaged consultants, where necessary, to provide marketing advisory and execution services to our company, including assistance with brand management, public relations, celebrity alignment, strategic retail placement, manufacturing strategy, and strategic and creative development and assistance. We intend to continue to grow our investment in marketing and brand awareness-building activities, including internet and media marketing to consumers and retailers, attendance at apparel trade shows and exploration of other strategic marketing opportunities.

Competition

Men’s and women’s innerwear is a very competitive market with many high profile undergarment manufacturers such as, Calvin Klein, Polo Ralph Lauren, 2(x)ist, Hugo Boss, Tommy John, Saxx Giorgio Armani, Tommy Hilfiger, Michael Kors, DKNY, Natori, Free People, Hanky Panky, Commando, Cosabella, MeUndies, Bread&Boxers, Frigo and others. We believe there are currently over 100 potential competitors in our market sector for men’s and women’s undergarments, lounge and sleepwear, and intimate apparel. The market includes increasing competition from established companies who are expanding their production and marketing of undergarments, as well as frequent new entrants. We are in direct competition with such companies. Competition is principally on the basis of brand image and recognition, as well as product quality, innovation, style, distribution and price. We believe that we have the potential to perform well against competition as a result of the quality, fit and performance of our products, our brand and brand strategy and positioning, our planned marketing and consumer engagement initiatives, and through brand endorsement and strategic collaboration agreements, such as our partnership with Wade. The products we have introduced to market and the products we plan to introduce are targeted at a premium consumer value point, which means retailing a high quality product at a competitive price to comparable products, which we believe gives us the opportunity to penetrate the market successfully.

We believe our competitive advantages include promoting that our products are as comfortable as wearing nothing at all, which leverages our brand name, and retailing high quality products at a competitive price with superior fit, feel, function and look. We also believe our brand name and brand mission and philosophy will be an important competitive differentiator as we expand our marketing and brand awareness initiatives. However, many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Seasonality of Business

The apparel industry is generally subject to seasonality of buying which can affect revenue and cash flows. For men, there are generally two distinct buying seasons in the apparel industry: Fall/Winter season, which occurs in the third to fourth quarters of our fiscal year and Spring/Summer season, which occurs in the first to second quarters of our fiscal year, with some potential shipments at the last quarter. The women’s apparel buying markets are more frequent than men’s, although we may elect to focus only on two main buying markets as we do for men’s products in order to optimize design and production cycles. In fiscal 2017, the largest revenues were reported in our third and fourth fiscal quarters, arising from seasonal products and sales, and the launch of new collections (as described in this Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). As a result of growth and changes to our business with the introduction of new product lines during the fiscal year, the natural seasonality of our business had a reduced effect. Furthermore, with limited operating history it is difficult to anticipate the effects of seasonality moving forward. Thus, historical quarterly operating trends may not be indicative of future performance because of new product launches and continued early stage sales growth.

Intellectual Property

The “Naked” trademark is a critical component of the value of our business and we rely on the strength of our brand to differentiate ourselves in the marketing and sale of our products. To protect the Naked brand, we have secured trademark registrations in the United States, the European Union and Canada. We also own applications and registrations in the United States, Canada and other jurisdictions for additional Naked-related trademarks. We take steps to enforce and police our Naked trademark and expect to continue to incur expenses for enforcement-related work and for the filing of trademark and other types of intellectual property applications in the U.S. and key international markets in fiscal 2018.

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

Employees

We currently employ fourteen full-time employees, of which are thirteen are employed in the United States and one is employed in Canada. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Corporate Information

We were incorporated in the State of Nevada on May 17, 2005 under the name of Search By Headlines.com Corp. Immediately prior to the transaction with Naked Inc. described below, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Exchange Act.

On July 30, 2012, we completed a reverse acquisition of Naked Inc., whereby we acquired all of the issued and outstanding common shares of Naked Inc. in exchange for the issuance of 337,500 shares of common stock in the capital of our company to the Naked Inc. stockholders on a pro-rata basis, representing 50% of the capital stock of our company at the time. As a result of this reverse acquisition transaction, Naked Inc. became a wholly-owned subsidiary of our company and our business became the manufacture and sale of direct and wholesale men’s innerwear and intimate apparel products in Canada and the United States to consumers and retailers.

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

Our principal executive offices are located at 95 Madison Avenue, 10th Floor, New York, New York, USA 10016. Our telephone number is (212) 851-8050.

Available Information

Our corporate website address is www.nakedbrands.com and our online store is www.wearnaked.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at ir.nakedbrands.com when such reports are available on the SEC’s website.

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

We are still in the initial stages of our business plan. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. For the years ended January 31, 2017 and 2016, our net revenues were $1,842,065 and $1,389,414, respectively. Naked commenced operations in 2010 and, since beginning operations, we have generated limited total revenues. As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures and impediments inherent in a new business and there is limited history upon which to base any assumption as to the likelihood that we will prove successful.

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

Our auditors’ report on our January 31, 2017 consolidated financial statements included an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

For the year ended January 31, 2017, we incurred a net loss of $10,798,503. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as noted by our auditors with respect to the consolidated financial statements for the year ended January 31, 2017. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We have a concentration of sales to key customers and any substantial reduction in sales to these customers would have a material adverse effect on our business.

During the year ended January 31, 2017, sales were concentrated with Bloomingdales and Nordstrom, which accounted for 14% and 12%, respectively, of our net sales. In fiscal 2016, Nordstrom accounted for 41% of our net sales. The decline in percentage of sales to Nordstrom during fiscal 2017 is partly due to a reduction by Nordstrom in replenishment due to the elimination of in-store inventory, but more significantly is due to the addition of other key departments store and specialty store accounts, and the corresponding increase in overall net sales. Nordstrom and Bloomingdales are currently of key importance to our business and our results of operations would be materially adversely affected if these relationships ceased. Although we have diversified our customers and continue to receive increasing sales orders from existing customers, these customers do not have any ongoing purchase commitment agreement with us; therefore, we cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in purchasing decisions by these customers, whether due to actions by our competitors, industry factors or otherwise, could have a material adverse effect on our business and our financial condition.

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

An important element of our marketing strategy is to obtain endorsements from prominent athletes and celebrities, which may contribute to the image of our brands. To date, we have entered into one celebrity endorsement agreement with Dwyane Wade, an NBA basketball player. We believe that this strategy is and will continue to be an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot assure you that we will be able to maintain our existing relationships with Dwyane Wade and other individuals in the future or that we will be able to attract new athletes and celebrities to endorse our products. We also are subject to risks related to the selection of athletes and celebrities whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes and celebrities could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and celebrities and arrange endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. In any event, our inability to obtain endorsements from professional athletes and celebrities could adversely affect our ability to market and sell our products, resulting in loss of revenues and a loss of profitability.

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

We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers and manufacturers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier manufacturer, we may be unable to locate additional suppliers of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term. We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. If defects in the manufacture of our products are not discovered until after our customers purchase such products, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

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

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly our Chief Executive Officer and Chief Creative Officer, Carole Hochman. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

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

Risk Related to Our Common Stock and Public Reporting Requirements

Although as of March 17, 2017 we regained compliance with NASDAQ’s listing rules relating to minimum stockholders’ equity requirements, our common stock may be delisted from the NASDAQ Capital Market if we cannot satisfy NASDAQ’s continued listing requirements in the future.

On September 23, 2016, we received written notice from the Listing Qualifications Staff of NASDAQ (the “Staff”) notifying us that we were not at that time in compliance with NASDAQ Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or any alternatives to such requirement. On March 17, 2017, we received written notice from the Staff informing us that the Staff has determined that we have regained compliance with the Minimum Stockholders’ Equity Requirement. As provided in the notice, if we fail to evidence compliance with the Minimum Stockholders’ Equity Requirement upon filing of our periodic report for the quarter ending April 30, 2017, our common stock may be subject to delisting from NASDAQ. If our common stock is delisted, trading in our common stock could be more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and could also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Investors should be aware that the value of an investment in our company may go down as well as up. In addition, there can be no certainty that the market value of an investment in our company will fully reflect its underlying value.

While we believe we have taken the steps necessary to improve the effectiveness of our internal control over financial reporting, we can give no assurance that any material weaknesses will not arise in the future.

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

We are authorized to issue up to 18,000,000 shares of common stock, of which 10,342,191 shares are issued and outstanding as of April 26, 2017. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our stock in the future.

The stock price of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is currently listed on the NASDAQ Capital Market. Historically trading in our stock has been thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Although we believe that the listing of our common stock on the NASDAQ Capital Market has improved the liquidity of our common stock, our stock has been historically characterized by large volatility. Accordingly, stockholders may have difficulty reselling shares of our common stock.

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

Future sales of shares by existing stockholders could cause our stock price to decline and investors in this offering may experience dilution by exercises of outstanding options and warrants.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

As of January 31, 2017, we had outstanding options to purchase an aggregate of 2,287,399 shares of our common stock at a weighted average exercise price of $4.78 per share and warrants to purchase an aggregate of 1,627,010 shares of our common stock at a weighted average exercise price of $5.29 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

As of January 31, 2017, the Company had cash totaling $879,014. Subsequent to January 31, 2017, the Company raised gross proceeds of $5,499,722 through the issuance of stock pursuant to an At The Market Offering Agreement as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 10, 2017 and March 30, 2017. However, the Company believes that it does not have sufficient capital to fund its operations through the year ending January 31, 2018.

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

Risks Related to the Proposed Merger and the Combined Company

Currently, there is no public market for NewCo’s ordinary shares. Our stockholders cannot be sure that an active trading market will develop for or of the market price of the shares of NewCo ordinary shares they will receive or that the combined company will successfully obtain authorization for listing on the NASDAQ Capital Market or a national securities exchange.

Under the LOI, as amended, it is contemplated that, each share of our common stock will be converted into the right to receive the same number of shares of NewCo ordinary shares. NewCo will be a newly formed company and prior to this transaction it has not issued any securities in the U.S. markets or elsewhere nor has there been extensive information about it, its businesses or operations publicly available. Bendon and NewCo have agreed to use its commercially reasonable efforts to cause the shares of NewCo ordinary shares to be issued in the Merger to be approved for listing on the NASDAQ Capital Market prior to the effective time of the Merger and the approval of the listing on the NASDAQ Capital Market of the NewCo ordinary shares to be issued in the Merger is a condition to the closing of the Merger. However, the listing of shares on the NASDAQ Capital Market does not assure that a market for the NewCo ordinary shares will develop or the price at which the shares will trade. No assurance can be provided as to the demand for or trading price of NewCo ordinary shares following the closing of the Merger and the NewCo shares may trade at a price less than the current market price of our ordinary shares.

Even if the combined company is successful in developing a public market, there may not be enough liquidity in such market to enable stockholders to sell their shares of ordinary shares. If a public market for the combined company’s ordinary shares does not develop, investors may not be able to re-sell the shares of their ordinary shares, rendering their shares illiquid and possibly resulting in a complete loss of their investment. NewCo cannot predict the extent to which investor interest in the combined company will lead to the development of an active, liquid trading market. The trading price of and demand for NewCo ordinary shares following completion of the Merger and the development and continued existence of a market and favorable price for the NewCo ordinary shares will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results and prospects of NewCo, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for NewCo ordinary shares to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise affect negatively the price and liquidity of NewCo ordinary shares. Many of these factors and conditions are beyond the control of NewCo or NewCo stockholders.

Failure to complete the proposed Merger could harm our future business and operations.

If the proposed Merger is not completed, we are subject to the following risks, among others:

–	costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;

–	if the Merger Agreement is terminated under certain circumstances, we may be required to issue to Bendon 2.5 million shares of common stock;

–	the attention of our management may have been diverted to the Merger rather than to the company’s operations and the pursuit of other opportunities that could have been beneficial to it;

–	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

–	the price of our stock may decline and remain volatile; and

–	we may be subject to litigation related to the Merger or any failure to complete the Merger.

The pendency of the Merger could materially adversely affect our business and operations or result in a loss of its employees, which, consequently, could materially adversely affect the business and operations of the combined company.

Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on our business and, consequently, on the combined company. These uncertainties may impair our ability to attract, retain and motivate employees until the completion of the Merger, which may have a material adverse effect on us if the Merger is not completed. If employees depart because of issues concerning employment security and difficulty of integration or a desire not to remain with the combined company, NewCo’s future business could be adversely affected. Similarly, uncertainties about the effect of the Merger could cause customers, suppliers and others who deal with us to change their existing business relationships, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. The realization of any of these risks may materially adversely affect the business and financial results of the combined company.

Current stockholders will have a reduced ownership and voting interest in the combined company after the Merger.

As a result of the Merger, current Bendon stockholders along with Bendon’s affiliates are expected to hold in excess of 90% of the combined company’s outstanding ordinary shares immediately following completion of the Merger. Our stockholders currently have the right to vote for their respective directors and on other matters affecting the applicable company. When the Merger occurs, each our stockholders that receives shares of the combined company’s ordinary shares will hold a percentage ownership of the combined company that will be significantly smaller than the stockholder’s current percentage ownership of company. The combined company will be controlled by Bendon and its affiliates, which are expected to hold in excess of 90% of all shares of the combined company on a fully diluted basis. As further discussed below, Bendon and its affiliates will be able to exercise significant influence over the combined company’s business policies and affairs due to its large ownership percentage. As a result of their reduced ownership percentages, our former stockholders will have less voting power in the combined company than they now have with respect to us.

Bendon and its affiliates will exercise significant influence over the combined company, and their interests in the combined company may be different than yours.

Following the completion of the Merger, Bendon and its affiliates are expected to beneficially own in excess of 90% of the outstanding ordinary shares of the combined company. Accordingly, Bendon and its affiliates will be able to exercise significant influence over the combined company’s business policies and affairs, including the composition of the combined company’s board of directors and any action requiring the approval of the combined company’s stockholders, including the adoption of amendments to the articles of incorporation and the approval of a merger or sale of substantially all of the combined company’s assets. The interests of Bendon and its affiliates may conflict with your interests. For example, these stockholders may support certain long-term strategies or objectives for the combined company which may not be accretive to stockholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of the combined company, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of these parties. This significant concentration of share ownership may adversely affect the trading price for the combined company’s ordinary shares because investors often perceive disadvantages in owning stock in companies with stockholders who own significant percentages of a company’s outstanding stock.

We will incur substantial transaction fees and costs in connection with the Merger.

We expect to incur material non-recurring expenses in connection with the Merger and consummation of the transactions contemplated by the LOI, as amended. Additional unanticipated costs may be incurred in the course of the integration of the businesses of NewCo, Bendon and Naked. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all.

The LOI, as amended, limits our ability to pursue alternatives to the Merger, which could discourage a potential acquirer from making an alternative transaction proposal and, in certain circumstances, could require us to pay to NewCo a significant termination fee.

Under the LOI, we are restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Merger. In general, unless and until the LOI is terminated, we are restricted from, among other things, soliciting, initiating or knowingly taking any action to facilitate or encourage a competing acquisition proposal. Termination of the LOI or failure to enter into a merger agreement may result in the issuance of 2.5 million shares of our common stock to Bendon.

Litigation may be instituted against us, members of our board of directors, Bendon and members of the Bendon board of directors challenging the Merger, and adverse judgments in these lawsuits may prevent the Merger from becoming effective within the expected timeframe or at all.

We, members of our board of directors, Bendon and members of the Bendon board of directors may be named as defendants in class action lawsuits or other proceedings that may be brought by our stockholders challenging the Merger. If the plaintiffs in any actions that may be brought are successful, these adverse judgments may prevent the parties from completing the Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful, the costs of defending against such claims could adversely affect our financial condition or that of Bendon and such actions could adversely affect the reputations of the parties and members of their respective boards of directors or management.

The financial performance, and price of the ordinary shares, of the combined company may be affected by factors different from those that historically have affected Naked.

Upon completion of the Merger, holders of our common stock will become holders of ordinary shares of the combined company. The business and target markets of NewCo differ from ours, and accordingly the results of operations and the price of the ordinary shares of the combined company will be affected by some factors that are different from those currently affecting the results of our operations and stock price.

The NewCo ordinary shares to be received by our stockholders as a result of the Merger will have different rights from the shares of our common stock.

Upon completion of the Merger, our stockholders will become stockholders of the combined company and their rights as stockholders will be governed by NewCo’s certificate of registration and constitution (bylaws). The combined company will be a Australian corporation and certain of the rights associated with the ordinary shares of the combined company will be materially different from the rights associated with our common stock.

The combined company may not experience the anticipated strategic benefits of the Merger.

Our management believes that the Merger would provide certain strategic benefits that may not be realized by each of the companies operating as standalones. Specifically, we believe the Merger would provide certain strategic benefits which would enable each of Naked and Bendon to accelerate their respective business plans through an increased access to capital in the public equity markets, increased management strength and management expertise, access to a larger customer base for the combined sales organization and distribution capabilities of the combined company. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

Naked and Bendon may be unable to successfully integrate their operations following the Merger.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the Merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

Delays in completing the Merger may substantially reduce the expected benefits of the Merger.

Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than we expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the benefits that we expect to achieve from the Merger and the integration of their respective businesses.

It is a condition to the consummation of the Merger that the ordinary shares of NewCo be listed on the NASDAQ Capital Market following the Merger. The listing qualification standards for new issuers are stringent and, although the combined company may explore various actions to meet the minimum listing requirements, there is no guarantee that any such actions will be successful in bringing it into compliance with the requirements of the NASDAQ Capital Market or other national securities exchange. Even if the stock of the combined company is listed on the NASDAQ Capital Market, no assurance can be given that the combined company will comply with the requirements for continued listing set by the NASDAQ Capital Market at all times in the future. If the combined company fails to comply with the requirements for continued listing set by the NASDAQ Capital Market, the combined company could be delisted from the NASDAQ Capital Market, which could have a material adverse effect on its business and financial condition. If the combined company fails to achieve listing of its ordinary shares on the NASDAQ Capital Market or a national securities exchange, the Merger may not close.

If it closes, the combined company’s ordinary shares may be traded on the OTC Bulletin Board or other over-the-counter markets in the United States, although there can be no assurance that its ordinary shares will be eligible for trading on any such alternative markets or exchanges in the United States. In the event that the Merger closes but the combined company is not able to obtain a listing on a national securities exchange or quotation on the OTC Bulletin Board or other quotation service for its common shares, it may be extremely difficult or impossible for stockholders to sell their common shares in the United States. Moreover, if the ordinary shares of the combined company is quoted on the OTC Bulletin Board or other over-the-counter market, the liquidity will likely be less, and therefore the price will be more volatile, than if its ordinary shares were listed on a national securities exchange. Stockholders may not be able to sell their common shares in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the combined company’s common shares fail to achieve listing on a national securities exchange, the price of its ordinary shares is likely to decline. In addition, a decline in the price of the combined company’s ordinary shares could impair its ability to achieve a national securities exchange listing or to obtain financing in the future.

The combined company’s stock price is expected to be volatile, and the market price of the combined company ordinary shares may drop following the Merger.

The market price of NewCo’s ordinary shares could be subject to significant fluctuations following the Merger. Moreover, stock markets generally have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. Such market fluctuations may also adversely affect the trading price of the combined company’s ordinary shares. Declines in the combined company’s stock price after the Merger may result for a number of reasons including if:

–	investors react negatively to the prospects of the combined company’s business and prospects from the Merger;

–	the effects of the Merger on the combined company’s business and prospects are not consistent with the expectations of financial or industry analysts;

–	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts; or

–	other factors beyond the combined company’s control, including but not limited to fluctuations in the valuation of companies perceived by investors to be comparable to the combined company.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, have and may continue to negatively affect the market price of our common stock.

NewCo, the surviving corporation in the Merger, has never previously been a US reporting company.

NewCo, which will be the surviving corporation in the Merger, will be a newly formed company that has never previously been a reporting company in the United States subject to U.S. federal and state securities laws, including the reporting obligations of the Exchange Act and other requirements of the Sarbanes-Oxley Act. The combined company will be required to increase its compliance efforts and incur significant costs in connection with complying with public company requirements under U.S. federal and state securities laws. The attention of management may be diverted on a frequent basis in order to carry out public company reporting and related obligations, rather than directing their full time and attention to the operation and growth of the business. Employees and some members of the management team have had limited experience working for a US reporting company, increasing the risk of non-compliance. The combined company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud or misconduct by persons inside or outside the combined company. Similarly, if the combined company fails to maintain an effective system of internal control over financial reporting, the combined company may not be able to accurately report its financial condition, results of operations or cash flows. Noncompliance with U.S. federal and state securities laws and other regulatory requirements could result in administrative or other penalties or civil or criminal judgments against the combined company or harm to the combined company’s reputation. These consequences could affect investor confidence in the combined company and cause the price of the stock to decline, result in the delisting of the combined company’s shares from the NASDAQ Capital Market, require the payment of fines or other amounts, distract management’s time and attention to the business or result in the loss of customer or supplier relationships, thus reducing the value of the combined company’s ordinary shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain offices at 10th Floor – 95 Madison Avenue, New York, New York, USA, which we lease for approximately $18,000 per month. The lease is on a month-to-month basis. We believe our New York offices are suitable and adequate premises from which to operate our business at this time as they provide us with sufficient space to conduct our operations.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Capital Market under the symbol “NAKD” since December 18, 2015. Prior to that time, our common stock was quoted on the OTCQB marketplace operated by the OTC Markets Group, Inc. The following table sets forth the high and low sales prices per share for our common stock for the periods indicated. Information for the period from December 18, 2015 through January 31, 2017 is the high and low closing sales prices of our common stock on the NASDAQ Capital Market. Information for all periods prior thereto is the high and low bid quotations for our common stock on the OTCQB based upon information provided by the OTC Markets Group, Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Period	High ($)	Low ($)
Year ended January 31, 2016
First Quarter	5.60	3.60
Second Quarter	5.20	3.30
Third Quarter	6.00	3.50
Fourth Quarter	4.00	2.54
Year ended January 31, 2017
First Quarter	2.95	1.49
Second Quarter	2.07	1.35
Third Quarter	2.95	1.03
Fourth Quarter	3.68	0.82

Holders of Record

As of April 26, 2017, we had approximately 208 common stockholders of record. This figure does not include beneficial owners who hold shares of common stock in nominee name. The closing price per share of our common stock on April 24, 2017 was $2.03, as reported on the NASDAQ Capital Market.

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

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2017.

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

Our net sales grew to $1,842,065 in fiscal 2017 from $1,389,414 in fiscal 2016. Net sales increased primarily as a result increases in sales from our ecommerce and third party ecommerce sites, as well as increases in sales to specialty and retail accounts, as described below.

During the year ended January 31, 2017, sales to department stores accounted for approximately 38.7% of total net sales, as compared to 49.2% during fiscal 2016. The reason for the decrease in proportion of department store sales to total sales is as a result of the growth in our other sales channels. Increases in sales to new department store accounts, such as Bloomingdales, Dillards, Saks Fifth Avenue, Lord & Taylor and Chicos of $445,076 during fiscal 2017, were offset by a decrease of $414,454 in sales to Nordstrom and HBC. The reduction in sales to Nordstrom during fiscal 2017 is as a result of a reduction by Nordstrom in replenishment orders due to the elimination of in-store inventory.

Net sales through our ecommerce store (www.wearnaked.com) increased to approximately $382,900 for fiscal 2017 compared to $333,200 in fiscal 2016, an increase of 14.9%. Sales through our ecommerce store accounted for approximately 20.8% of total net sales in fiscal 2017 as compared to 24.0% of total net sales in fiscal 2016. The decrease in ecommerce sales as a percentage of total net sales is attributable to a larger increase in total department and retail store sales in fiscal 2017 compared to the prior year, because of the addition of new department store accounts, as described above.

Net sales through third party ecommerce sites increased to approximately $125,900 for fiscal 2017 compared to $52,500 in fiscal 2016, an increase of 139.9%. Sales through these channels accounted for approximately 6.8% of total net sales in fiscal 2017 as compared to 3.8% of total net sales for fiscal 2016. This increase is attributable to new third party ecommerce accounts added in fiscal 2017.

Sales to retail and specialty store accounts constituted approximately $368,785, or 20.0% of total net sales in fiscal 2017, as compared to $257,871, or 18.6% of total net sales in fiscal 2016. Total sales to retail and specialty store sales increased by approximately 43.0% over the comparative year, due to the addition of accounts.

During fiscal 2017, we sold approximately $242,700 in out of season and overstock inventory through off price sales channels. Sales to these customers accounted for approximately 13.2% of total net sales in fiscal 2017, as compared to 4.0% of total net sales in fiscal 2016.

During fiscal 2017, men’s products constituted 50.9% of total sales and women’s products constituted 49.1% of total sales. Going forward, we expect the majority of our growth to be driven by our women’s collections, as we anticipate that our women’s products will become more widely distributed. In addition, the women’s market is substantially larger than the men’s market. However, we also expect to continue to see stable growth in our men’s products through our sales and marketing initiatives.

During the third quarter of fiscal 2017, we launched our first collections of Wade X Naked. The Company started shipping these orders in September 2016 and sales of these collections during fiscal 2017 were $59,900. The Wade X Naked collection is of key importance in the growth of our men’s business.

During fiscal 2017, gross margins increased to 20.5%. The increase in gross margins in was due to increased production efficiencies and increased sales from our women’s products, which generate higher margins. In addition, in fiscal 2016, our net margins were reduced significantly as a result of the write down of certain inventory, to reduce inventory to estimated net realizable values, which arose as a result of seasonality and product line changes.

Our products are sold in North America; however, we believe our products appeal to men and women worldwide. We continue to explore international distribution relationships for our Naked and Wade X Naked products.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories.

We operate in the apparel industry that is subject to seasonality of buying which can affect revenue and cash flows. We focus on two main buying seasons in the apparel industry: Fall/Winter season, which falls into the third to fourth quarters of our fiscal year and Spring/Summer season, which falls into the first to second quarters of our fiscal year, with some potential shipments at the last quarter. During fiscal 2017, the largest revenues were generated in our third and fourth fiscal quarters, which quarters generated 29.9% and 29.9%, respectively, of the aggregate annual revenues. These fluctuations arose from seasonal sales and promotions, and the introduction of new collections. However, the largest impact on quarterly fluctuations was a result of a decrease in sales to one of our key customers, Nordstrom, in the second quarter of fiscal 2017 as a result of a reduction by Nordstrom in replenishment orders due to the elimination of in-store stock, and a large return of merchandise from store closures. In the following two quarters, growth in our new customers offset the decrease in replenishment orders from Nordstrom. As a result of this growth and changes to our business with the introductions of new product offerings, the natural seasonality of our business has historically had a reduced effect.

Our products currently target men and women who are fashion and performance conscious, care about innovation and contemporary design, and desire comfort, quality and fit in their innerwear and apparel. We believe there is an increasing demand from our target customers to provide a luxury product at an affordable price that delivers excellent value. Our expansion into the women’s sleepwear and intimate apparel market is a key part of our growth strategy given that market data estimates the women’s market represent over 77% of the overall innerwear market. Daywear products that address consumer demand for versatile “athleisure” apparel – similar to several styles in our Fall 2015 women’s collection – have been the fastest growing segment of the women’s market. Our ability to attract women customers for the Naked brand is also important to our effort to penetrate the men’s innerwear market since a number of consumer research reports show that women purchase as much as 50% of men’s underwear for their husbands, boyfriends or sons.

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

Results of Operations

Revenue

During fiscal 2017, we generated net sales of $1,842,062 compared to $1,389,414 in fiscal 2016, an increase of 32.6%. Net sales increased primarily as a result of increases in sales from our ecommerce and third party ecommerce sites, as well as increases in sales to specialty and retail accounts. We also saw increased sales to new department store accounts, including Bloomingdales, Dillards, Chicos, and Saks Fifth Avenue, added during late fiscal 2016 and fiscal 2017, but these were offset by lower sales to Nordstroms. We launched our women’s sleepwear and loungewear collection in the third quarter of fiscal 2016 in our direct to consumer channels and launched these collections, as well as additional women’s intimate apparel collections, to department store and specialty store accounts in the first quarter of fiscal 2017, which also contributed to our overall increase in net sales through all sales channels.

Gross Margins

During fiscal 2017, gross margins increased to 20.5%, compared to 7.1% during fiscal 2016. Our positive growth in gross margins in fiscal 2017 the result of increasing production efficiencies and increased sales from our women’s products, which generate higher margins. During fiscal 2017, men’s products constituted 50.9% of total sales and women’s products constituted 49.1% of total sales, compared to approximately 93.2% and 6.8%, respectively in fiscal 2016.

In addition, in fiscal 2016, our net margins were reduced significantly as a result of the write down of certain inventory, to reduce inventory to estimated net realizable values, which arose as a result of seasonality and product line changes.

Operating Expenses

	Year ended January 31		Change
General and administrative	2017	2016	$	%
Bad debts	(3,027)	30,657	(33,684)	(109.9)
Bank charges and interest	20,378	17,048	3,330	19.5
Consulting	140,360	311,003	(170,643)	(54.9)
Depreciation	13,215	17,420	(4,205)	(24.1)
Directors fees	481,511	433,850	47,661	11.0
Insurance	83,235	151,859	(68,624)	(45.2)
Investor relations	185,597	73,805	111,792	151.5
Marketing	1,139,471	1,156,473	(17,002)	(1.5)
Occupancy and rent	196,588	134,068	62,520	46.6
Office and misc	204,280	215,846	(11,566)	(5.4)
Product development	440,867	747,644	(306,777)	(41.0)
Professional fees	736,849	957,025	(220,176)	(23.0)
Salaries and benefits	6,950,518	6,780,037	170,481	2.5
Transfer agent and filing fees	70,001	121,868	(51,867)	(42.6)
Travel	95,425	174,294	(78,869)	(45.3)
Warehouse management	321,083	404,092	(83,009)	(20.5)
Total	11,076,351	11,726,989	(650,638)	(5.5)

(1) Included in director compensation is an amount of $481,511 (fiscal 2016: $433,850) for non-cash stock option compensation and stock compensation charges.

(2) Included in salaries and benefits is an amount of $4,918,228 (fiscal 2016: $4,936,118) for non-cash stock option compensation charges.

General and administrative expenses decreased in fiscal 2017 to $11,076,351, compared to $11,726,989 in fiscal 2016, a decrease of $650,638, or 5.5%.

Of the total general and administrative expenses, $5,348,647 was related to non-cash stock option compensation charges for fiscal 2017, as compared to $5,632,267 for fiscal 2016. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. These non-cash stock option compensation charges relate mostly to stock options issued to our management team, directors, and other strategic partners, as part of certain incentive based compensation packages. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards. See Note 10 to our consolidated financial statements included in this Form 10-K for more detailed information regarding these charges.

The decrease in general and administrative expenses is mostly attributable to decreases in consulting, product development, professional fees, insurance, travel, and warehouse management as further explained below.

Consulting fee expenses decreased as a result of a recovery of stock option compensation charges recognized in fiscal 2017 for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased during the year. This was offset by an increase in consulting fees for fees paid to a consulting firm which were previously included in salaries and wages.

Product development costs have decreased in the current period because we incurred higher product development costs in the comparative period in connection with the launch of our women’s collections. This decrease also relates to a recovery for product development consultant stock based compensation due to a reduction in share price during fiscal 2017.

Professional fees decreased in the current period as a result of new contracts and financing activities in fiscal 2016, as well as a decrease in legal fees.

Insurance expenses decreased mostly due to a change in the way insurance was being expensed. In the comparative period, insurance was expensed when paid and included the initial down payment on our professional liability policy in June 2015. In the current period, the policy was set up as a prepaid and the financing payments are being applied against the payable.

Transfer agent and filing fees have decreased as a result of the up listing of our common stock to NASDAQ from the OTC markets in the comparative period, and one-time costs associated therein.

Decreases to travel expenses in fiscal 2017 are as a result of a decrease in discretionary spending due to cash shortages as well as a decrease in financing related travel.

Warehouse management expenses decreased in fiscal 2017 as compared to fiscal 2016, as a result of the engagement of a new third party warehouse at a lower cost.

The decrease in general and administrative expenses described above were partially offset by an increase in salaries and benefits, investor relations, and rent.

The increase in salaries and benefits during fiscal 2017 is due to increases in staffing in both the accounting/finance and sales departments as well as an increase in severance charges as a result of staff turnover.

The increase in investor relations expense in fiscal 2017 is due to strategic investor and media relations consultants engaged in connection with a proposed business combination with Bendon.

Rent expense increased in fiscal 2017 as a result of an expanded team, which warranted increased occupancy.

Other income and expenses

We incurred interest expenses during fiscal 2017 of $81,796 and financing and accretion charges of $15,975 as compared to interest expenses of $878,933 and financing and accretion charges of $7,255,346 in fiscal 2016. These decreases in interest expense are attributable to the automatic conversion of our 6% senior secured convertible debentures in December 2015. The automatic conversion of these debentures in December 2015 also gave rise to the increase in accretion charges in fiscal 2016, as a result of the accelerated accretion of the debt discount associated with the debentures on the conversion date.

Net loss and comprehensive loss

Our net loss for fiscal 2017 was $(10,798,503), or $(1.77) per share, as compared to a net loss of $(19,063,399), or $(10.13) per share, for fiscal 2016. The decrease in net loss in the current period is primarily due to the decrease in accretion charges associated with the automatic conversion of debt in fiscal 2016.

The decrease in net loss per share is primarily due to the increased number of shares outstanding compared to the comparative period, as a result of the public offering of common stock and conversion of debt to common stock in December 2015.

Liquidity and Financial Condition

Liquidity

Our cash requirements have been principally to fund working capital needs, the development of new product lines and the procurement of inventory to support our growth.

As of January 31, 2017, we had cash totaling $879,014, which amount was insufficient to fund our operations through fiscal 2018.

Subsequent to January 31, 2017, we commenced an “at-the-market” offering pursuant to which we sold an aggregate of 2,189,052 shares of our common stock for gross proceeds of $5,499,723 through Maxim Group LLC as sales agent.

In accordance with the collaboration and endorsement agreement with Dwayne Wade, we are required to make quarterly payments for royalty fees based on the greater of a pre-determined percentage of certain sales, or a minimum annual amount. During the year ended January 31, 2017, we did not make all minimum royalty payments as they became due under the terms of the agreement, and consequently we have not fulfilled our obligations under the agreement. Accordingly, the other party to the agreement has the right to cause the agreement to enter into default. If the other party provides such notice of default, this could affect our ability to sell certain portions of our Wade X Naked inventory on hand and on order at January 31, 2017. As at January 31, 2017, we have not been provided a notice of default by the other party to the agreement, and we are currently negotiating settlement of amounts currently due under the agreement. No provision for any losses that might be incurred in the event of a notice of default has been provided in the financial statements included in this Annual Report.

Our common stock is listed on the NASDAQ Capital Market under the symbol NAKD. In September, 2016, we received a letter from NASDAQ informing us that, at that time, we were not in compliance with NASDAQ rules requiring us to maintain a minimum of $2,500,000 in stockholders’ equity. In November 2016, we submitted a plan to regain compliance with this requirement and we were granted an extension until March 22, 2017, to evidence compliance therewith. In March 2017, we received a letter from NASDAQ informing us that, at the time, we regained compliance with this requirement. However, if we fail to evidence compliance with this requirement upon filing our next periodic report for the fiscal quarter ended April 30, 2017, our common stock may be subject to delisting from the NASDAQ Capital Market.

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

Factoring Arrangement with Wells Fargo

On June 14, 2016, we entered into a Joint Factoring Agreement (the “Joint Factoring Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Factoring Agreement with Wells Fargo replaced a factoring agreement with Capital Business Credit LLC, which was terminated effective on the same date.

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

At January 31, 2017, there was approximately $217,628 available for advance under the Joint Factoring Agreement.

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

Working Capital (Consolidated)	2017	2016

Current Assets	$3,604,548	$6,786,672
Current Liabilities	$2,327,872	$2,115,527
Working Capital	$1,276,676	$4,671,145

Subsequent to January 31, 2017, the Company issued an aggregate of 2,189,052 shares of common stock for gross proceeds of $5,499,723 pursuant to an At The Market Offering Agreement.

Cash Flows
	Year ended January 31,
	2017	2016
Cash Used in Operating Activities	$(5,501,268)	$(6,779,206)
Cash Used in Investing Activities	(7,780)	(38,433)
Cash Provided by Financing Activities	1,607,068	9,655,398
Net change in Cash During Period	$(3,901,980)	$2,837,759

Operating Activities

Cash used in our operating activities was $5,501,268 for fiscal 2017, compared to $6,779,206 for fiscal 2016. The cash used in operations during fiscal 2017 was largely the result of the net loss for the period, offset by net non-cash charges of $5,348,647, mostly related to stock-based compensation charges.

The cash used in operations during fiscal 2016 was largely the result of a net loss for the period, offset by net non-cash charges of $12,178,713, related to derivative liability accounting and stock-based compensation charges.

Investing Activities

Investing activities used cash of $7,780 during fiscal 2017, compared to $38,433 for fiscal 2016. Investing activities in fiscal 2017 and 2016 consist mostly of cash outlays for patent and trademark acquisitions.

Financing Activities

In fiscal 2017, financing activities provided cash of $1,607,068 for fiscal 2017, compared to $9,655,398 for fiscal 2016. We received cash of $1,955,003 in connection with the issuance of shares pursuant to a registered public offering. These proceeds were partially offset by the repayment of convertible debentures which came due during fiscal 2017, in the amount of $600,000. We also received an aggregate of $477,000 from the issuance of promissory notes during fiscal 2017, which proceeds were used to fund operations. During fiscal 2017, we received advances under factoring arrangements of $1,050,000, which is offset by repayments under these facilities of $1,274,935, for net repayments of $224,935 during fiscal 2017.

In fiscal 2016, we received cash of $9,842,829 in connection with the issuance of shares pursuant to the exercise of outstanding warrants and pursuant to the Public Offering. These proceeds were partially offset by offering costs totaling $715,142. We also received factoring proceeds of $1,260,000 which were partially offset by repayments totaling $732,289.

Commitments and Capital Expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Going Concern

At January 31, 2017, we did not have sufficient working capital to implement our proposed business plan over the next 12 months, had not yet achieved profitable operations and expect to continue to incur significant losses from operations in the immediate future. These factors cast substantial doubt about our ability to continue as a going concern. To remain a going concern, we will be required to obtain the necessary financing to meet our obligations and repay our substantial existing liabilities as well as further liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity to new investors and existing stockholders. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing necessary to support our working capital requirements. To the extent that funds generated from operations are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Segment Reporting

We used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, we have determined that as of January 31, 2017, and 2016, there is only a single reportable operating segment.

We operate in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2017	2016

United States	$1,812,120	$1,090,024
Canada	29,945	299,390

	$1,842,065	$1,389,414

At January 31, 2017, the net book value of long-lived assets all located within North America were as follows:

	2017		2016
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$-	$61,518	$7,091	$53,738
Canada	-	19,357	6,124	19,357

	$-	$80,875	$13,215	$73,095

Disclosure of Outstanding Share Data

As of April 26, 2017, there were 10,342,191 shares of our common stock issued and outstanding. In addition, at April 26, 2017, the total dilutive securities outstanding, including options, warrants and shares issuable upon conversion of convertible debt instruments was approximately 3,914,409 shares.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. This standard was effective for and adopted by the Company in fiscal 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This standard was effective for and adopted by the Company in fiscal 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after 15 December 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). This standard was effective for and adopted by the Company in fiscal 2017. Adoption of this standard resulted in the reclassification of $15,058 in deferred financing costs at January 31, 2016 from assets to a deduction from the related debt liability.

Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages F-1 through F-32 following the Exhibit Index of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

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

Based on that evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were effective as of January 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of April 26, 2017:

Name	Age	Position	Year First Appointed

Carole Hochman	72	Chief Executive Officer, Chief Creative Officer, Director and Chairwoman of the Board	2014
Joel Primus	30	President, Secretary and Director	2012
Kai-Hsiang Lin	53	Vice President of Finance	-
David Hochman	42	Director, Vice Chairman of the Board	2014
Andrew Kaplan	50	Director	2013
Paul Hayes	51	Director	2015
Martha Olson	61	Director	2015
Jesse Cole	44	Director	2015
Edward Hanson	41	Director	2017
Justin Davis-Rice	46	Director	2017

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

Joel Primus has served as President and as a member of our board of directors since July 2012. Mr. Primus is the founder of our wholly-owned subsidiary, Naked Inc. and previously served as the President, CEO and a director of our subsidiary since its inception in 2010. Mr. Primus also served as our Chief Executive Officer until Ms. Hochman’s appointment to such office in June 2014 and as interim Chief Financial Officer until June 2014. Mr. Primus preceded his business activities with a successful athletic career. During his amateur running career, Mr. Primus was selected for three national teams and represented Canada at the World Youth Championships. Mr. Primus was also an Athlete Liaison to Canadian Sport Centre Pacific in addition to sitting on the board with Volunteer Abbotsford. He was awarded a full scholarship to High Point University in North Carolina where he made the Dean’s list and won the student athlete award. When an injury ended Mr. Primus’ running career, international travel in Central and South America inspired Mr. Primus to form the Project World Citizen Society, a non-profit society that aims to assist communities in the developing world that are struggling with social injustices. The organization currently works out of Ghana and Mr. Primus sits as the Co-Chair on its board of directors. Mr. Primus’ travels in South America inspired him to found Naked. In promotion of Naked, Mr. Primus has appeared on CBC’s Dragons Den three times in addition to Entertainment Tonight Canada, E Talk Daily Canada, Urban Rush, Shaw’s The Express and The Fanny Kiefer Show. During the start-up phase for Naked, which started in September 2008, Mr. Primus worked as an advertising consultant for the Black Press Group Ltd. (the Abbotsford News), a Canadian privately owned publisher of newspapers, from November 2009 to April 2010. From April 2010 to June 2010, Mr. Primus was employed at Altitude Search Marketing where he handled business development. From September 2008 to October 2009, Mr. Primus operated the Sapera magazine.

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

Paul Hayes has served as a member of our board of directors since February 2015. Mr. Hayes, a certified public accountant, has been the Vice President Finance for Parfums de Coeur Ltd, a beauty and wellness products concern, since September 2014. From October 2013 to August 2014 he was an independent consultant providing advice to a range of companies in the areas of financial reporting, systems implementation, risk management, and compliance. Through September 2013 and for more than five years previous he was with The Warnaco Group, Inc. in several roles of financial leadership. He has extensive global experience managing and driving growth in a wide range of industries, particularly in the intimate apparel and sleepwear categories through his tenure at Calvin Klein. Mr. Hayes is a Certified Public Accountant and led the commercial finance and accounting team for the $500 million Calvin Klein brand business in Europe in his capacity as Chief Financial Officer for the Europe region of The Warnaco Group. Previously, he held senior positions at Nokia Corporation and Deloitte & Touche LLP. Mr. Hayes received a BBA from Iona College and an MBA from New York University Leonard N. Stern School of Business.

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

Jesse Cole has served as a member of our board of directors since August 2015. Mr. Cole is an accomplished financier and is President and Chief Executive Officer of Design & Industry, a boutique talent agency focusing on staffing, licensing and media for fashion brands and celebrities. Mr. Cole was CEO of Haute Hippie, a popular women’s contemporary apparel brand, until its acquisition by Hilco in September 2015. Prior to joining Haute Hippie as CEO in 2012, Mr. Cole was founder and Chief Operator of Schonfeld IBS, a financial services company, from 2005 to 2009. Schonfeld IBS grew into a multi-million dollar business. Mr. Cole then joined Merlin Institutional from 2009 to September, 2012 where he developed the institutional research sales and trading division as a senior partner. Mr. Cole also serves as a member of the board of directors for Goodlife Clothing, Inc. and for the Ronald McDonald House. Mr. Cole received a BS degree in Sociology from Cornell University and received an MS in business from Columbia University.

We believe Mr. Cole is qualified to serve on our board of directors because of his extensive business experiences in the apparel merchandising industries, as described above.

Edward Hanson has served as a member of our board of directors since January 2017. Mr. Hanson has been involved in corporate finance and private equity for the last 20 years. He has been a principal of Global Partners Fund since 2009 and prior to this he served as a senior executive and director in the London office of Babcock & Brown Group from 1997 to 2009. He is also a director of London based investment companies Corviglia Capital Limited and Haka Capital Limited. He has been a Director of Long Island Iced Tea Corp. since May 27, 2015. Mr. Hanson holds a B.Com (Hons) from the University of Auckland in New Zealand.

We believe Mr. Hanson is qualified to serve on our board of directors because of his extensive business experience in corporate finance and private equity, as described above.

Justin Davis-Rice has served as a member of our board of directors since January 2017. Mr. Davis-Rice is currently Executive Chairman of Bendon Limited, a global leader in intimate apparel and swimwear renowned for best in category technology and design throughout its 70 year history.  Bendon Limited has a portfolio of 10 brands distributed through 4,000 doors across 34 countries.  Bendon Limited’s brands include owned brands Bendon, Bendon Man, Davenport, Evollove, Fayreform, Hickory, Lovable (in Australia and New Zealand) and Pleasure State, as well as licensed brands Heidi Klum Intimates and Swimwear and Stella McCartney Lingerie and Swimwear.  Prior to becoming Executive Chairman, Mr. Davis-Rice served as Chief Executive Officer of Bendon Limited for six years during which he transformed the company through an operational restructuring and a re-engineering of key functional and operational aspects of the business including, supply chain, human resources, design and development, sourcing, wholesale and retail sales. Prior to joining Bendon Limited, Mr. Davis-Rice co-founded Pleasure State, an intimate apparel company which he merged with Bendon Limited in May 2010. Mr. Davis-Rice helped turn Pleasure State into a business with multimillion dollar earnings.

We believe Mr. Davis-Rice is qualified to serve on our board of directors because of his extensive business experiences in the apparel merchandising industries, as described above.

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

During fiscal 2017, the Audit Committee met in person or by telephone, or acted by unanimous written consent, four times.

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

During fiscal 2017, the Compensation Committee met in person or by telephone, or acted by unanimous written consent, approximately four times.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during fiscal 2017 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during fiscal 2017

Code of Ethics and Business Conduct

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

Item 11. Executive Compensation

Named Executive Officers

Our named executive officers for fiscal 2017 set forth in this Form 10-K (the “Named Executive Officers”) are:

•	Carole Hochman, Chief Executive Officer and Chief Creative Officer;
•	Joel Primus, President, Secretary and Treasurer;
•	Kai-Hsiang Lin, Vice President of Finance;
•	Michael Flanagan, Former Chief Financial Officer and Former Chief Operating Officer; and
•	Carlos Serra, Former Vice President of Sales and Merchandising.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during fiscal 2017 and fiscal 2016.

Name and Principal Position	Fiscal Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Carole Hochman CEO, CCO and Director	2017 2016	400,000 261,562	- -	- -	- -	- -	- -	- 18,796	400,000 280,358

Joel Primus (2) President, Secretary, Treasurer and Director and former CEO	2017 2016	129,223 164,000	- -	- -	- 1,257,700	- -	- -	- -	129,223 1,421,700

Michael Flanagan(3) Former CFO and Former COO	2017 2016	128,846 200,000	- -	- -	- -	- -	- -	- -	128,846 200,000

Carlos Serra(4) Former VP Sales & Merchandising	2017 2016	181,731 175,000	- 25,000	- -	- -	- -	- -	- -	181,731 200,000

Kai-Hsian Lin(5) Vice President of Finance	2017 2016	136,288 -	- -	- -	- -	- -	- -	- -	136,288 -

(1)	For a description of the methodology and assumptions used in valuing the option awards granted to our Named Executive Officers during the fiscal years 2017 and 2016, please review Notes 3 and 10 to the consolidated financial statements included in this Form 10-K. Option awards shown here represent the aggregate grant date fair value of all options granted.
(2)	Compensation paid in Canadian dollars during fiscal 2017 is stated in United States dollars based on an exchange rate of 0.76 US dollars for each Canadian dollar.
(3)	Mr. Flanagan retired effective March 17, 2016.
(4)	Mr. Serra resigned effective July 31, 2016.
(5)	Mr. Lin was appointed Vice President of Finance in March 2016.

Employment Arrangements

Carole Hochman

In connection with the appointment of Carole Hochman as Chief Executive Officer and Chief Creative Officer, we entered into an employment agreement for a term of three years whereby (a) we will pay Ms. Hochman a base salary of $400,000 per year, provided Ms. Hochman waived the first twelve months of the base salary and received only minimum wage for that period; (b) Ms. Hochman received a sign-on stock option grant to purchase 1,428,750 shares of our common stock, equal to 20% of our issued shares of common stock on a fully-diluted basis following the final closing of the private placement in July 2014, with each option exercisable at $5.12 per share and vesting in equal monthly installments over a period of three years from the date of grant; (c) Ms. Hochman is eligible to receive an annual cash bonus for each whole or partial year during the employment term payable based on the achievement of one or more performance goals established annually by our board of directors; (d) Ms. Hochman is entitled to participate in our company’s employee benefit plans; and (e) Ms. Hochman is entitled to an annual expense allowance.

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

On June 10, 2015, Ms. Hochman became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary remained unpaid. We were accruing such base salary compensation payable, and Ms. Hochman had agreed to allow the Company to defer payment of such amounts provided such amounts accrued interest at a rate of 3% per annum. On March 13, 2017, Ms. Hochman surrendered accrued base salary compensation in the amount of $654,637. On the same day, the Company granted to Ms. Hochman 1,200,000 options to purchase shares of the Company’s common stock with an exercise price of $2.14, the price of the Company’s common stock as of March 13, 2017.

Joel Primus

Mr. Primus received compensation of $164,000 per year from June 2014 through August 2015, acting as President of our Company.

On August 18, 2015, we entered into an employment agreement with Mr. Primus pursuant to which he continued to serve as our President. The employment agreement provided for an initial term of one year, which could be extended for additional one-year periods upon the expiration of the then-current term with the mutual agreement in writing of us and Mr. Primus. As compensation for his services, the employment agreement provides that we shall pay Mr. Primus a base salary of $164,000 per year. In addition, Mr. Primus was eligible to receive an annual cash bonus for each whole or partial year during the term of his employment, payable based on the achievement of one or more performance goals established annually by our board of directors in consultation with Mr. Primus or as otherwise determined by our board of directors in its discretion. The annual bonus, if any, would be paid in a lump sum cash payment as soon as reasonably practicable following the end of the calendar year to which the bonus relates, but no later than March 15 of the following year. On August 18, 2015, Mr. Primus was also granted stock options to purchase 299,899 shares of our common stock, with each option exercisable at $4.40 per share and vesting as to 25% immediately on the date of grant and the remaining 75% in equal monthly installments over a period of three years from the date of grant.

The employment agreement has expired and Mr. Primus currently receives a salary of CDN$116,000 per year.

Michael Flanagan

We appointed Mr. Flanagan as our Chief Financial Officer and Chief Operating Officer in June 2014. In connection with the appointment of Mr. Flanagan, we entered into an offer letter pursuant to which (a) we agreed to pay Mr. Flanagan a base salary of $200,000 per year; (b) Mr. Flanagan received a sign-on stock option grant to purchase 70,000 shares of our common stock, with each option exercisable at $5.12 per share and vesting annually over a period of four years from the date of grant; and (c) Mr. Flanagan was entitled to participate in our company’s employee benefit plans. Effective March 17, 2016, Mr. Flanagan retired and as such, his employment agreement was terminated. In connection with his retirement, the Company entered into a separation agreement pursuant to which Mr. Flanagan will receive (i) a severance payment equal to one hundred thousand dollars ($100,000), which is the equivalent of six (6) months of severance pay, payable in equal monthly installments and (ii) a payment equal to accrued and unused vacation time through the date of his retirement. Additionally, his unvested options were immediately forfeited on the date of his retirement and any vested options were exercisable until ninety (90) days after the date of his retirement, at which time the vested options expired.

Carlos Serra

We appointed Mr. Serra as our Vice President Sales and Merchandising in June 2014. In connection with the appointment of Mr. Serra, we entered into an offer letter pursuant to which pursuant to which (a) we agreed to pay Mr. Serra a base salary of $175,000; (b) Mr. Serra was entitled to receive an annual bonus based on mutually agreeable net sales targets, with “low”, “moderate” and “high” thresholds with the bonus amount equal to 15% of base salary with respect to the low threshold, 25% of base salary with respect to the moderate threshold and 35% of base salary with respect to the high threshold; (c) Mr. Serra was entitled to receive a sign-on stock option grant to purchase 92,500 shares of our common stock, exercisable at $5.12 per share, with 46,250 of such shares underlying the option vesting annually over a period of three years from the date of grant and 46,250 of such shares underlying the option vesting based upon the achievement of certain milestones, provided, that, notwithstanding the foregoing, Mr. Serra subsequently agreed that all 92,500 options would vest annually over a four year period; and (c) Mr. Serra was entitled to participate in our company’s employee benefit plans. Effective July 31, 2016, Mr. Serra resigned and as such, his employment agreement was terminated. In connection with his resignation, the Company paid Mr. Serra six (6) months of severance pay. Additionally, his unvested options immediately vested on the date of his resignation and were exercisable until ninety (90) days after the date of his resignation, at which time all outstanding options held by Mr. Serra expired.

Kai-Hsiang Lin

In connection with the retirement of Mr. Flanagan, we appointed Mr. Lin as our Vice President of Finance, effective March 22, 2016. We have agreed to pay Mr. Lin a base salary of $140,000 per year. Mr. Lin will also be entitled to participate in our employee benefit plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2017:

			Option awards						Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Carole Hochman	1,349,358	(1)	79,392	(1)	-	$5.12	6/6/2024	-	-	-	-
CEO, CCO and Director

Joel Primus	199,935	(2)	99,964	(2)	-	$4.40	8/18/2025	-	-	-	-
President, Secretary, Treasurer and Director	7,500		-		-	$10.00	7/30/2022	-	-	-	-

Michael Flanagan	-		-		-	-	-	-	-	-	-
Former CFO, COO

Carlos Serra	-		-		-	-	-	-	-	-	-
Former VP Sales & Merchandising

Kai-Hsiang Lin	-		-		-	-	-	-	-	-	-
VP Finance

(1)	Of the total, 1,275,578 options exercisable and 75,047 options unexercisable are held through Carole S. Hochman Trust, of which Carole’s son, David Hochman is a trustee. These option are vesting monthly over a term of 36 months, commencing on June 10, 2014.
(2)	The options vest as to 25% immediately upon grant and the remaining 75% in equal monthly instalments over a term of three years from August 18, 2015.

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

Fiscal 2017 Director Compensation

The following table presents the total compensation for each person who served as a member of our board of directors during fiscal 2017. Other than as set forth in the table and described more fully below, in fiscal 2017 we did not pay any fees to, make any equity awards to, or pay any other compensation to the members of our board of directors who served as members during fiscal 2017. Ms. Hochman and Mr. Primus do not receive compensation for their service as directors. Total compensation for Ms. Hochman and Mr. Primus for services as employees is presented in “Executive Compensation—Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Hochman	-	-	14,100	-	-	-	14,100
Andrew Kaplan	-	-	-	-	-	-	-
Paul Hayes	-	-	-	-	-	-	-
Martha Olson	-	-	-	-	-	-	-
Jesse Cole	-	-	-	-	-	-	-
Edward Hanson	-	-	-	-	-	-	-
Justin Davis-Rice	-	-	-	-	-	-	-

(1)	For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during fiscal 2017 and fiscal 2016, please review Notes 3 and 10 to the consolidated financial statements included in the Original Filing. Option awards shown here represent the aggregate grant date fair value of all options granted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 26, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, and by each of our current directors and NEOs. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Except as otherwise noted, the address of each person or entity in the following table is c/o Naked Brand Group Inc., 10th Floor - 95 Madison Avenue, New York, New York 10016.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Carole Hochman	2,040,077(3)	17.6%
Joel Primus	333,923(4)	3.2%
Kai-Hsiang Lin	-	*
David Hochman	1,547,156(5)	13.1%
Andrew Kaplan	208,288(6)	2.0%
Paul Hayes	28,000(7)	*
Martha Olson	25,000(8)	*
Jesse Cole	12,500(9)	*
Edward Hanson	-	*
Justin Davis-Rice	-	*
Directors and Officers as a group (10 individuals)	4,194,944	31.4%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Based on 10,342,191 shares of our common stock issued and outstanding as of April 26, 2017.
(3)	Includes 78,125 options to acquire shares of our common stock at a price of $5.12 per share, and 1,200,000 options to acquire shares of our common stock at a price of $2.14 per share which are exercisable within 60 days.
(4)	Includes 7,500 options to acquire shares of our common stock at a price of $10.00 per share, which are currently exercisable and 212,431 options to acquire shares of our common stock at a price of $4.40 which are exercisable within 60 days. Excludes options to acquire 87,468 shares of our common stock at a price of $4.40 per share which are not currently exercisable within 60 days.
(5)	Includes options to acquire 1,350,625 shares of our common stock at a price of $5.12 held by Carole S. Hochman Trust, of which Mr. Hochman is a trustee, options to acquire 72,000 shares of our common stock at a price of $5.12 per share and options to acquire 10,000 shares of our common stock at $2.50 per share which are exercisable within 60 days.
(6)	Includes options to acquire 36,000 shares of our common stock at a price of $5.12 per share which are exercisable within 60 days.
(7)	Includes options to acquire 25,000 shares of our common stock at a price of $5.12 per share, which are exercisable within 60 days. Excludes options to acquire 12,500 shares of our common stock which are not exercisable within 60 days.
(8)	Includes options to acquire 25,000 shares of our common stock at a price of $4.48 per share, which are currently exercisable. Excludes options to acquire 12,500 shares of our common stock at a price of $4.48 per share which are not currently exercisable within 60 days.
(9)	Includes options to acquire 12,500 shares of our common stock at a price of $4.40 per share, which are currently exercisable. Excludes options to acquire 25,000 shares of our common stock at a price of $4.40 per share which are not currently exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of January 31, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price Of Outstanding Options, Warrants and Rights($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	2,240,399	$4.67	509,601
Equity compensation plans not approved by security holders(2)	47,000	$10.00	-

(1) Reflects our 2014 Long-Term Incentive Plan.

(2) Reflects our 2012 Stock Option Plan.

Item 13. Certain Relationship and Related Transactions, and Director Independence

Other than as set forth below, since February 1, 2015, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of the following persons had or will have a direct or indirect material interest:

•	any of our directors or officers;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of Naked Brand Group Inc. when it was a shell company; and
•	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

In connection with a Joint Factoring Agreement, the Carole Hochman executed a guaranty (the “Guaranty”) to personally guarantee performance of the obligations and also agreed to provide her own brokerage account as security for the obligations under the Joint Factoring Agreement. Accordingly, in connection with her brokerage account Ms. Hochman entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, Ms. Hochman has agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account.

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

On October 21, 2016 and November 3, 2016, the Company entered into subscription agreements with Carole Hochman, David Hochman and Andrew Kaplan, pursuant to which the Company issued a convertible promissory note in the principal amount of $112,000, $12,000 and $100,000, respectively. The convertible promissory notes bear interest at a rate of 9% per annum and were repayable upon the earliest of (i) the liquidation and dissolution of the Company pursuant to a plan of complete liquidation or (ii) December 31, 2017, unless earlier converted, redeemed or repurchased. On January 12, 2017, entered into a securities purchase agreement with certain investors providing for the issuance and sale by the Company of 1,879,811 shares of the Company’s common stock. In connection therewith, the notes held by Ms. Hochman, Mr. Hochman and Mr. Kaplan were automatically converted. Ms. Hochman converted an outstanding balance of $114,320 into 92,943 shares based on a conversion price per share of $1.23 and Mr. Hochman and Mr. Kaplan converted an outstanding balance of $12,210 and $101,751, respectively, into 11,740 shares and 97,837 shares based on a conversion price per share of $1.04.

On December 14, 2016, the Company entered into a promissory note agreement with Carole Hochman, pursuant to which the Company issued a promissory note in the principal amount of $153,000. The promissory note bears interest at 10% per annum and is repayable upon the earlier to occur of (i) May 7, 2017 or (ii) the date of the closing date of an Equity Financing (as defined in the promissory note). In the event the Company fails to pay the principal amount plus accrued but unpaid interest on the maturity date and does not cure such failure to pay within ten business days, then the interest rate shall automatically increase to 13%.

We incur ongoing marketing fees with a marketing agency of which Ms. Hochman’s daughter, and Mr. Hochman’s sister, is a principal. Since February 1, 2015 through January 31, 2017, we have paid approximately $514,313 in marketing fees to the company pursuant to the consulting agreement, which includes $231,176 during fiscal 2017 and $282,277 in fiscal 2016, of which $33,520 in fiscal 2017 and $90,777 in fiscal 2016 were in connection with third-party pass through costs.

Board Independence

Except as may otherwise be permitted by the applicable listing standards of NASDAQ, a majority of the members of our board of directors shall be independent directors. Our board of directors has determined that Andrew Kaplan, Paul Hayes, Martha Olson, Jesse Cole and Edward Hanson qualify as independent directors under the applicable listing standards of NASDAQ. Our board of directors has also determined that each director who currently serves on the Audit Committee is independent under the applicable listing standards of NASDAQ and Rule 10A-3 under the Exchange Act, and that each director who currently serves on the Compensation Committee meets NASDAQ’s heightened standard of independence applicable to Compensation Committee members. Ms. Hochman and Mr. Primus are not independent for purposes of the rule because each of them is an executive officer of our company. Mr. Hochman is not independent for purposes of the rule because he is Ms. Hochman’s son. Mr. Davis-Rice is not independent because he is an officer of Bendon Limited.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees billed to us for services rendered by BDO USA, LLP during the fiscal years 2017 and 2016.

	Fiscal year ended January 31, 2017	Fiscal year ended January 31, 2016
Audit Fees	$161,669	$258,800
Audit-Related Fees	—	—
Tax Fees	13,016	25,400
All Other Fees	—	—

Total	$174,685	$284,200

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

Tax Fees

Tax Fees are the aggregate fees billed by our independent auditor for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

All Other Fees are the aggregate fees by our independent auditor for products and services other than those described in the categories above.

Preapproval Policies and Procedures

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services provided by BDO USA, LLP for our fiscal years 2017 and 2016 were pre-approved by our Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
2.1	Acquisition Agreement dated February 28, 2012 among our company, Naked Boxer Brief Clothing Inc. and SBH Acquisition Corp. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on March 1, 2012)
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2, as filed with the SEC on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on August 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 of our quarterly report on Form 10-Q, as filed with the SEC on September 15, 2014)
3.4	Certificate of Change effective as of August 10, 2015 (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on August 7, 2015)
3.5	Amended Bylaws (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on January 28, 2013)
3.6	Amendment to Articles of Incorporation as of August 11, 2016 (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on August 12, 2016)
4.0	Specimen stock certificate for common stock (incorporated by reference from Exhibit 4.1 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.1±	2012 Stock Option Plan (incorporated by reference from Exhibit 10.14 to our current report on Form 8-K, as filed with the SEC on July 31, 2012)
10.2±	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.15 to our current report on Form 8-K, as filed with the SEC on July 31, 2012)
10.3	Form of Stock Option Agreement with Shark Investments, LLC dated October 9, 2012 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on October 15, 2012)
10.4	Amendment Agreement dated July 22, 2013 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.5	Form of Amended and Restated Promissory Note (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.6	Form of Amendment to Warrant Certificate (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on July 29, 2013)
10.7	Agency and Interlender Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.8	Amended and Restated Security Agreement dated November 14, 2013 (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.9	Form of Subscription Agreement for Convertible Notes and Warrants (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.10	Form of Warrant Issuance Agreement (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.11	Form of Warrant Certificate (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on November 19, 2013)
10.12	Form of Securities Purchase Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.13	Form of 6% Convertible Note (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.14	Form of Security Agreement dated April 7, 2014 (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.15	Amendment to Security Agreements dated April 4, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)

10.16	Amendment to Amended and Restated Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.17	Amendment to Promissory Note dated April 4, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.18	Inter-lender Agreement dated April 4, 2014 (incorporated by reference from Exhibit 10.10 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.19	Warrant Agreement with Kalamalka Partners Ltd. Dated April 4, 2014 (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.20	Form of Subscription Agreement by and among the company and the purchasers signatory thereto (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.21	Form of 6% Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.22	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.23	Form of Warrant (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.24	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.25 ±	2014 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.26	Note Termination Agreement between the company and JMJ Financial dated June 5, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.27±	Form of Option Award Agreement (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.28±	Employment Agreement between the company and Carole Hochman dated June 6, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.29±	Amended and Restated Stock Option Award Agreement with Carole Hochman (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 26, 2014)
10.30	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on July 7, 2015)
10.31	Collaboration & Endorsement Agreement with Wade Enterprises LLC, effective June 15, 2015 (incorporated by reference from Exhibit 10.58 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015) (1)
10.32	Form of Amendment No. 1 to 6% Senior Secured Convertible Debenture (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 6, 2015)
10.33	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on August 6, 2015)
10.34±	Employment Agreement between the Company and Mr. Joel Primus (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 24, 2015)
10.35±	Guaranty by Carole Hochman in favor of Capital Business Credit LLC dated June 11, 2015 (incorporated by reference from Exhibit 10.62 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.36±	Offer Letter between the Company and Mr. Carlos Serra (incorporated by reference from Exhibit 10.63 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.37±	Offer Letter between the Company and Mr. Michael Flanagan (incorporated by reference from Exhibit 10.64 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.38±	Description of Deferred Compensation Arrangement with Carole Hochman (incorporated by reference from Exhibit 10.565 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015)

10.39	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 10.66 to our registration statement on Form S-1 filed with the SEC on December 16, 2015)
10.40	Compensation Arrangement between the Company and Mr. Kai-Hsiang Lin (incorporated by reference to Exhibit 10.40 to our Form 10-K, as filed with the SEC on April 28, 2016)
10.41	Form of 9% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, as filed with the SEC on October 27, 2016)
10.42	Form of 10% Promissory Note (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, as filed with the SEC on November 9, 2016)
10.43	Securities Purchase Agreement dated January 12, 2017, between Naked Brand Group Inc. and certain investors (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on January 18, 2017)
10.44	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K, as filed with the SEC on January 18, 2017)
10.45	Letter of Intent, dated December 9, 2016 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K, as filed with the SEC on January 18, 2017)
10.46	Amended Letter of Intent, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on February 10, 2017)
10.47	At The Market Agreement dated February 10, 2017 between Naked Brand Group Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on February 10, 2017)
10.48	Amendment No. 2 to Letter of Intent, dated March 9, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on March 10, 2017)
10.49	Amendment No. 3 to Letter of Intent, dated April 10, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on April 11, 2017)
21.1*	List of Subsidiaries
23.1*	Consent of BDO USA, LLP
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 26th day of April 2017.

NAKED BRAND GROUP INC.

Date:	April 26, 2017	/S/ Kai-Hsiang Lin
Kai-Hsiang Lin
Vice President of Finance

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Carole Hochman	April 26, 2017
Carole Hochman
Chief Executive Officer, Chief Creative Officer and Chairwoman of the Board
(Principal Executive Officer)

/s/ Kai-Hsiang Lin	April 26, 2017
Kai-Hsiang Lin
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

/s/ Joel Primus	April 26, 2017
Joel Primus
President, Secretary and Director

/s/ Andrew Kaplan	April 26, 2017
Andrew Kaplan
Director

/s/ David Hochman	April 26, 2017
David Hochman
Director

/s/ Paul Hayes	April 26, 2017
Paul Hayes
Director

/s/ Martha Olson	April 26, 2017
Martha Olson
Director

/s/ Jesse Cole	April 26, 2017
Jesse Cole
Director

/s/ Edward Hanson	April 26, 2017
Edward Hanson
Director

/s/ Justin Davis-Rice	April 26, 2017
Justin Davis-Rice
Director

Naked Brand Group Inc.
Consolidated Financial Statements
For the Years Ended January 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Naked Brand Group Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Naked Brand Group Inc. as of January 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naked Brand Group Inc. at January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred a net loss of $10,798,503 for the year ended January 31, 2017 and the Company expects to incur further losses in the development of its business. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY

April 26, 2017

Naked Brand Group Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	2017	2016

ASSETS
Current assets
Cash	$879,014	$4,780,994
Accounts receivable, net of allowances of $29,668 (January 31, 2016: $34,398)	-	127,422
Inventory, net of allowances of $375,784 (January 31, 2016: $390,000)	2,228,813	921,449
Prepaid expenses and deposits	496,721	956,807
Total current assets	3,604,548	6,786,672

Equipment, net	-	13,215
Intangible assets, net	80,875	73,095

TOTAL ASSETS	$3,685,423	$6,872,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,761,367	$993,399
Interest payable	7,279	6,025
Factored line of credit	302,776	527,711
Promissory note payable	256,450	3,450
Convertible promissory notes	-	584,942
Total current liabilities	2,327,872	2,115,527
Deferred compensation	37,037	170,369

TOTAL LIABILITIES	2,364,909	2,285,896

STOCKHOLDERS' EQUITY

Common stock Authorized 2,000,000 shares of blank check preferred stock, no par value 18,000,000 shares of common stock, par value $0.001 per share (2016: 11,250,000 common shares, par value $0.001 per share) Issued and outstanding 6,560,964 shares of common stock (2016: 6,069,982)	6,561	6,070
Common stock to be issued	1,670,003	15,000
Accumulated paid-in capital	56,829,778	50,953,341
Accumulated deficit	(57,179,583)	(46,381,080)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	1,320,514	4,587,086
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,685,423	$6,872,982

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

Years ended January 31,	2017	2016

Net sales	$1,842,065	$1,389,414

Cost of sales	1,464,654	1,291,219

Gross profit	377,411	98,195

Operating Expenses
General and administrative expenses	11,076,351	11,726,989
Foreign exchange	1,792	9,225

Total operating expenses	11,078,143	11,736,214

Operating loss	(10,700,732)	(11,638,019)

Other income (expense)
Interest expense	(81,796)	(878,934)
Accretion of debt discounts and finance charges	(15,975)	(7,255,346)
Fair value mark-to-market adjustments	-	708,900

Total other expense	(97,771)	(7,425,380)

Net loss	$(10,798,503)	$(19,063,399)

Net loss per share
Basic	$(1.77)	$(10.13)
Diluted	$(1.77)	$(10.13)

Weighted average shares outstanding
Basic	6,092,688	1,881,901
Diluted	6,092,688	1,881,901

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)

(Expressed in US Dollars)

						Accumulated	Total
			Accumulated			Other	Stockholders'
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	to be issued	Deficit	Loss	(Capital Deficit)
Balance, February 1, 2015	1,010,391	$1,011	$25,083,735	$15,000	$(27,317,681)	$(6,245)	$(2,224,180)
Shares issued pursuant to the conversion of debt	79,025	79	236,985	-	-	-	237,064
Shares issued in exchange for services rendered	2,500	2	11,998	-	-	-	12,000
Shares issued as payment for interest owing under convertible debt arrangements	183,205	183	774,964	-	-	-	775,147
Shares issued pursuant to the exercise of amended warrants	585,705	586	2,342,243	-	-	-	2,342,829
Less: commissions paid	-	-	(91,422)	-	-	-	(91,422)
Shares issued in a public offering	1,875,000	1,875	7,498,125	-	-	-	7,500,000
Less: share issue costs	-	-	(623,720)	-	-	-	(623,720)
Shares issued upon automatic conversion of debentures	2,312,150	2,312	6,934,138	-	-	-	6,936,450
Rounding shares issued in connection with reverse stock split	22,006	22	(22)	-	-	-	-
Derivative liability reclassifications	-	-	3,091,050	-	-	-	3,091,050
Stock based compensation	-	-	5,632,267	-	-	-	5,632,267
Modification of warrants	-	-	63,000	-	-	-	63,000
Net loss for the year	-	-	-	-	(19,063,399)	-	(19,063,399)
Balance, January 31, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086
Shares issued pursuant to the conversion of debt	202,520	203	228,078	-			228,281
Shares issued in a public offering	288,462	288	299,712	1,655,003			1,955,003
Stock based compensation	-	-	5,348,647	-	-	-	5,348,647
Net loss for the period	-	-	-	-	(10,798,503)	-	(10,798,503)
Balance, January 31, 2017	6,560,964	$6,561	$56,829,778	$1,670,003	$(57,179,583)	$(6,245)	$1,320,514

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

for the year ended January 31,	2017	2016

Cash flows from operating activities
Net loss	$(10,798,503)	$(19,063,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(4,730)	26,877
Provision for obsolete inventory	(14,216)	211,000
Depreciation and amortization	13,215	17,420
Other non cash items (Schedule 1)	5,348,647	12,178,713
Changes in operating assets and liabilities:
Accounts receivable	132,152	(55,154)
Prepaid expenses and deposits	460,086	(573,156)
Inventory	(1,293,148)	(949,223)
Accounts payable	767,968	705,485
Interest payable	5,535	722,231
Deferred costs	15,058	-
Deferred compensation	(133,332)	-

Net cash used in operating activities	(5,501,268)	(6,779,206)

Cash flows from investing activities
Acquisition of intangible assets	(7,780)	(33,314)
Purchase of equipment	-	(5,119)

Net cash used in investing activities	(7,780)	(38,433)

Cash flows from financing activities
Proceeds from share issuances	300,000	9,842,829
Share issuance offering costs	-	(715,142)
Proceeds from share subscriptions received	1,655,003	-
Proceeds from the issuance of promissory notes	253,000	-
Proceeds from convertible promissory notes	224,000	-
Repayments of convertible promissory notes	(600,000)	-
Repayments under factoring arrangements	(1,274,935)	(732,289)
Advances under factoring arrangements	1,050,000	1,260,000

Net cash provided by financing activities	1,607,068	9,655,398

Net increase (decrease) in cash	(3,901,980)	2,837,759

Cash at beginning of the period	4,780,994	1,943,235

Cash at end of the period	$879,014	$4,780,994

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

Supplemental Cash Flow Information

for the year ended January 31,	2017	2016

Cash paid during the period for:
Interest	$20,909	$70,923
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accounts payable with equity	$-	$12,000
Reclassification of derivative liability to additional paid in capital	-	3,091,050
Conversion of convertible debt to shares	224,000	7,169,809
Interest paid in shares	4,281	78,856

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Stock based compensation	$5,348,647	$5,632,267
Compensation charge in connection with amendment of warrants	-	63,000
Change in fair value of derivative financial instruments	-	(708,900)
Amortization of deferred financing fees	-	28,364
Accretion of debt discount	-	7,163,982

	$5,348,647	$12,178,713

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

On December 19, 2016, the Company entered into a letter of intent with Bendon Limited (the “LOI”), an intimate apparel company based in New Zealand (“Bendon”), as amended on February 9, 2017, March 9, 2017 and April 10, 2017, for a proposed merger of the companies, whereby a newly formed Australian holding company (“NewCo”) will be formed which will be the ultimate parent company of Bendon and the Company (the “Merger”). The LOI became binding on the Company on January 12, 2017 upon entry into certain purchase agreements. Upon consummation of the proposed Merger, NewCo will issue to the current holders of the outstanding capital stock of Bendon an aggregate of 146,311,063 ordinary shares of NewCo (the “Bendon Shares”) and issue to the Company a number of ordinary shares of NewCo equal to the number of shares of outstanding common stock of the Company (the “Naked Shares”) immediately prior to the Merger, and as of the effective time of the Merger, no other shares of NewCo will be outstanding. In connection with the closing of the Merger, NewCo’s shares must be approved for listing on the NASDAQ Capital Market. Completion of the proposed Merger is further subject to the negotiation of a definitive merger agreement (the “Merger Agreement”), satisfaction of the conditions negotiated therein and approval of the proposed Merger by the Company’s stockholders.

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

As of January 31, 2017, the Company had not yet achieved profitable operations, incurred a net loss of $10,798,503 during the year ended January 31, 2017, had an accumulated deficit of $57,179,583 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of January 31, 2017 and 2016, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2017	2016

United States	$1,812,120	$1,090,024
Canada and other	29,945	299,390

	$1,842,065	$1,389,414

At January 31, 2016, the net book value of long-lived assets all located within North America were as follows:

	2017		2016
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$-	$61,518	$7,091	$53,738
Canada	-	19,357	6,124	19,357

	$-	$80,875	$13,215	$73,095

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

If the Company assesses that there is a likelihood of impairment, then the Company will perform a quantitative analysis comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value. Management has determined that no impairment has been identified in the years ended January 31, 2017 or 2016.

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping, warehousing and handling activities are included within operating expenses on the consolidated statements of operations.

(i)	Shipping costs associated with marketing related promotions are included as a component of general and administrative expenses. These shipping costs were $14,430 for the year ended January 31, 2017 ($10,440 for the year ended January 31, 2016).

(ii)	Shipping costs billed to customers are recorded as revenues and related out-bound shipping costs incurred by the Company are recorded as cost of sales.

(iii)	Warehousing and handling costs, and shipping costs associated with transfers of inventory to and from third party warehouses to the Company’s warehouse are included in general and administrative expense as warehouse management. These warehousing, shipping and handling costs were $319,830 for the year ended January 31, 2017 ($404,092 for the year ended January 31, 2016).

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

Advertising Expense

The Company expenses advertising costs to operations during the period in which they are incurred. The Company expensed $252,895 and $201,198 related to advertising for the years ended January 31, 2017 and 2016, respectively.

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

The Company recognizes the impact of a tax position in the consolidated financial statements if the position is more likely than not to be sustained upon examination on the technical merits of the position. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of January 31, 2017 and 2016, respectively; consequently, no interest or penalties have been accrued by the Company.

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of promissory notes payable outstanding at January 31, 2017 and 2016, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

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

	2017	2016
Risk-free interest rate	-	0.33%
Expected life (years)	-	0.67
Expected volatility (1)	-	91.47%
Stock price	-	$2.79
Dividend yields	-	0.00%

(1) Where the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

There were no convertible promissory notes outstanding at January 31, 2017. The Company determined that the fair value of the convertible promissory notes at January 31, 2016 was $567,776, based on a market interest rate of 18%.

Debt issuance costs

The Company incurs costs in connection with debt issuances, such as commissions and professional fees. Debt issuance costs are initially recorded as a reduction of the related debt on the consolidated balance sheets, and are amortized to financing expense over the term of the respective borrowings using the effective interest method.

Any costs incurred or paid to the lender in connection with the issuance of debt represent a reduction in the proceeds received by the Company. The resulting discount is amortized as accretion expense over the term of the debt using the effective interest method.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the convertible debt or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the years ended January 31, 2017 and 2016, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

Net loss per share was determined as follows:

	2017	2016
Numerator
Net loss	$(10,798,503)	$(19,063,399)

Denominator Weighted average shares outstanding	6,092,688	1,881,901
Effect of dilutive securities
Warrants and options	-	-
Convertible debt	-	-
Diluted weighted average shares outstanding	6,092,688	1,881,901
Basic net loss per share	$(1.77)	$(10.13)
Diluted net loss per share	$(1.77)	$(10.13)
Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	3,914,409	3,836,472
Convertible debt	-	60,000
	3,914,409	3,896,472

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This standard was effective for and adopted by the Company in fiscal 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In addition, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which permits entities to defer and present debt issuance costs related to line-of-credit arrangements as assets, and was adopted concurrently with ASU No. 2015-03. The Company adopted these standards on a retroactive basis on February 1, 2016. Adoption of this standard resulted in the reclassification of $15,058 in deferred financing costs at January 31, 2016 from assets to a deduction from the related debt liability.

Accounting Pronouncements Not Yet Adopted

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

4.	Inventory

Inventory of the Company consisted of the following at January 31, 2017 and 2016:

	2017	2016

Finished goods	$2,604,597	$1,308,442
Raw material	-	3,007
	2,604,597	1,311,449
Less: allowance for obsolete inventory	(375,784)	(390,000)

Total inventory	$2,228,813	$921,449

Balances at January 31, 2017 and 2016 are recorded at historical cost, less amounts for potential declines in value.

5.	Equipment

Equipment of the Company consisted of the following at January 31, 2017 and January 31, 2016:

	2017	2016

Furniture & equipment	$10,250	$10,250
Computer equipment	26,082	26,082

	36,332	36,332
Less: Accumulated depreciation	(36,332)	(23,117)

	$-	$13,215

Depreciation expense for the year ended January 31, 2017 was $13,215 (2016: $13,047).

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

5.	Equipment (Continued)

Intangible Assets

Intangible assets of the Company consisted of the following at January 31, 2017 and 2016:

	2017	2016	Useful life (Years)

Trade Names/Trademarks	$80,875	$73,095	Indefinite
Website	49,512	49,512	2

	130,387	122,607
Less: accumulated amortization	(49,512)	(49,512)

	$80,875	$73,095

Amortization expense for the year ended January 31, 2017 was $Nil (2016: $4,375).

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at January 31, 2017 and 2016:

	2017	2016

Trade payables	$897,474	$486,967
Accrued payroll	641,044	283,864
Accrued expenses	176,436	211,234
Sales taxes payable	5,468	5,215
Customer deposits and unearned revenue	9,922	6,119
Other payables	31,023	-

	$1,761,367	$993,399

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

7.	Related Party Transactions and Balances

Related Party Balances

At January 31, 2017, included in accounts payable and accrued liabilities is $129,186 (2016: $43,089) owing to directors and officers of the Company for reimbursable expenses and unpaid fees, and $53,500 (2016: $Nil) owing to Bendon for expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

At January 31, 2017, included in promissory notes payable is an amount of $153,000 (2016: $Nil) owing to a director and officer of the Company. (Note 9(i)).

Related Party Transactions

During the year ended January 31, 2017, included in general and administrative expenses is $481,511 (2016: $433,850) in respect of directors fees and investor relations fees, $4,907,285 (2016: $5,334,266) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $231,176 (2016: $282,277) in respect of marketing fees, of which $33,520 (2016: $90,777) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and director (the “CEO”) of the Company for a term of three years whereby the CEO was entitled to a base salary of $400,000 per year, provided the CEO would forgo the first twelve months of the base salary and only receive minimum wage during that period. At January 31, 2017 an amount of $37,037 (2016: $170,369) is included in deferred compensation relating to the amortization of the total base salary compensation due under this employment agreement, which is being amortized on a straight-line basis over the term of the employment agreement.

On June 10, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary has not yet been paid in full as of January 31, 2017. The Company has accrued her base salary compensation payable and at January 31, 2017, an amount of $622,708 (2016: $266,664) is included in accounts payable and accrued liabilities in respect of such base salary payable, including interest owed on such amounts. The CEO agreed to allow the Company to defer payment of her salary provided such amounts accrue interest at a rate of 3% per annum. Subsequent to January 31, 2017, the CEO surrendered accrued base salary compensation plus interest in the amount of $654,637, including base salary compensation payable of $638,724 plus accrued interest on such amounts of $15,913. On the same day, the Company granted to the CEO 1,200,000 options to purchase shares of the Company’s common stock at an exercise price of $2.14 per a period of four years from the date of issuance. The surrendered accrued base salary compensation will be recorded as a contribution to equity in the period in which it is surrendered.

In connection with a Joint Factoring Agreement (Note 7 ii), the CEO executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations and also agreed to provide her own brokerage account as security for the Obligations (as defined in Note 9ii)). Accordingly, in connection with her brokerage account the CEO entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, the CEO agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

8.	Factoring Line of Credit

i)	Capital Business Credit

On June 11, 2015, the Company entered into a factoring agreement (the “CBC Factoring Agreement”) with Capital Business Credit LLC (“CBC”) whereby the Company could borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the CBC Factoring Agreement. A director and officer of the Company provided side collateral of $500,000 to support a portion of the borrowings and guaranteed repayment of the Company’s indebtedness and performance of its obligations under the CBC Factoring Agreement. The facility was secured by a general security interest over all of the Company assets and interests. The term of the agreement was for a period of one year and would automatically renew for additional one year terms, unless terminated at any time by CBC or by the Company prior to such renewal, with thirty days’ prior written notice. During the year ended January 31, 2017 the Company did not renew the CBC Factoring Agreement with CBC.

On June 14, 2016, the Company entered into a Joint Factoring Agreement (the “Joint Factoring Agreement”) with Wells Fargo. The Joint Factoring Agreement with Wells Fargo replaced the CBC Factoring Agreement, which was terminated effective on the same date.

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

8.	Factoring Line of Credit (Continued)

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

Where the Joint Factoring Agreement results in the transfer of the Company’s receivables, without recourse, to Wells Fargo, and the transaction meets the applicable criteria under Accounting Standards Codification 860, the Company has accounted for such invoices sold as a sale of financial assets. As such, the accounts receivable are excluded from the balance sheet upon receipt of consideration for such transfer to Wells Fargo.

Factor expenses and interest charged to operations during the year ended January 31, 2017 were $41,304 (2016: $35,582). At January 31, 2017, an amount of $302,776 (2016: $527,711) was owing under the terms of the Factoring Agreement, for advances made to the Company, net of repayments of such advances through the collection of factored receivables.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

9.	Promissory Notes Payable
	2017	2016
Unsecured promissory notes, accruing interest at a rate of 10% per annum maturing on the earlier of (i) May 7, 2017 or (ii) the date of closing of an equity financing (see (i))	$253,000	$-
Promissory notes, non-interest bearing, repayable upon the Company reporting net income from operations in a single month (see (ii))	3,450	3,450
	256,450	3,450
Less: current portion	(256,450)	(3,450)
	$-	$-

(i)	During the year ended January 31, 2017, the Company issued promissory notes in the aggregate principal amount of $253,000 in exchange for cash, including an amount of $153,000 to a director and officer of the Company. The promissory notes accrue interest at the rate of ten percent per annum and mature on the earlier to occur of (i) May 7, 2017 or (ii) the date of the closing date of an Equity Financing (as defined in the promissory note). In the event the Company fails to pay the principal amount plus accrued but unpaid interest on the maturity date and does not cure such failure to pay within ten business days, then the interest rate shall automatically increase to 13%.

(ii)	On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At January 31, 2017, an amount of $3,450 (CDN$3,750) (2016: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

10.	Convertible Promissory Notes Payable

	2017	2016
First and Second Kalamalka Amendment Agreement, bearing interest at 6% per annum, collateralized by a priority general security agreement over all of the present and future assets of the company ranked pari-passu to Senior Secured Convertible Debentures due October 1, 2016 (see (i))	$-	$600,000
Less: deferred finance fees	-	(15,058)
	-	584,942
Less: current portion	-	(584,942)
	$-	$-

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

During the year ended January 31, 2017, the Company repaid all principal and accrued and unpaid interest amounts due under the Notes in their entirety and as such, these Notes are no longer outstanding.

During the year ended January 31, 2017, the Company recorded $15,058 (2016: $28,364) in financing charges in respect of the amortization of fees incurred in connection with the issuance and modification of these Notes.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

10.	Convertible Promissory Notes Payable (Continued)

(ii)	9% Convertible Debentures

During the year ended January 31, 2017, the Company entered into subscription agreements with directors and an officer of the Company, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $224,000 (the “Convertible Notes”). The Convertible Notes were bearing interest at a rate of 9% per annum and were repayable upon the earliest of (i) the liquidation and dissolution of the Company pursuant to a plan of complete liquidation or (ii) December 31, 2017, unless earlier converted, redeemed or repurchased.

Under the terms of the Convertible Notes, in the event the Company consummated an equity financing resulting in gross proceeds to the Company of at least $1,000,000, excluding the proceeds from the purchase of the Convertible Notes (a “Qualified Financing”), the entire unpaid principal amount of the Convertible Notes and all accrued unpaid interest thereon (the “Outstanding Balance”) would automatically convert, at the initial closing of such financing, into equity securities issued at the price per security (the “Conversion Price”) issued in such Qualified Financing (the “Qualified Financing Securities”) and on the same terms and conditions that apply to the Qualified Financing Securities, provided; however, that the Conversion Price could not be less than the greater of book or market value of the common stock as of the date of issuance of the Convertible Notes, as calculated in accordance with the Nasdaq Listing Rules.

The Convertible Notes were recorded as stock settled debt in accordance with Accounting Standards Codification (“ASC”) 480, which requires such liabilities be carried at fair value. The Company recorded the Convertible Notes at their fair value of $224,000, which was equal to the face values at the date of issuance. During the year ended January 31, 2017, the Company accrued interest of $4,281 (2016: $Nil) under the terms of the Convertible Notes.

On January 12, 2017, in connection with a Securities Purchase Agreement with certain investors (Note 10) these Convertible Notes were automatically converted, along with accrued and unpaid interest of $4,281, into 202,520 shares of common stock, pursuant to the automatic conversion terms. The principal amount of $224,000, together with accrued interest of $4,281, was recorded as a credit to equity upon conversion, with no gain or loss recorded upon settlement of the debt.

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

Authorized

2,000,000 shares of blank check preferred stock, no par value.

18,000,000 shares of common stock, par value $0.001.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

Year ended January 31, 2017

i)	On January 12, 2017, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company of 1,879,811 shares of common stock in a registered direct offering (the “Offering”). The shares were sold at a price of $1.04 per share for gross proceeds of $1,955,003. Of the total, 288,462 shares were issued during the year ended January 31, 2017 and the remaining 1,591,349 shares were issued subsequently and are included in common stock to be issued at January 31, 2017.

ii)	On January 12, 2017, in connection with the Offering, the Company issued 202,520 shares pursuant to the conversion of convertible promissory notes owed to directors and an officer of the Company in the aggregate principal amount of $224,000, along with accrued and unpaid interest of $4,281.

Year ended January 31, 2016

i)	In connection with a debt settlement agreement, the Company issued 2,500 shares of common stock to a consultant of the Company in exchange for services rendered. The fair value of $4.80 per share was determined with reference to the quoted market price of the Company’s shares on the date these shares were committed to be issued. There was no gain or loss recorded in connection with issuance of these shares.

ii)	On July 3, 2015, the Company issued an aggregate 205,248 shares of common stock at $4 per share, in connection with warrant amendment agreements (the “Warrant Amendments”) for gross proceeds of $821,000. Under the terms of the Warrant Amendments, the holders of such warrants elected to reduce the exercise price of the warrants from $6 to $4, subject to a shortened exercise period and subject to certain resale restrictions on the shares issuable upon exercise of such warrants. Of the total, an aggregate of 140,249 of the shares issued were issued to the CEO and a director of the Company, for an aggregate exercise price of $560,996.

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

iii)	On August 3, 2015, the Company consummated a tender offer to amend and exercise certain warrants to purchase common stock of the Company. Under the terms of the tender offer, the holders of such warrants elected to reduce the exercise price of the warrants from $6 to $4, subject to a shortened exercise period and subject to certain resale restrictions on the shares issuable upon exercise of such warrants. Pursuant to the tender offer, the holders of an aggregate of 380,461 warrants agreed to amend their warrants and tendered and exercised such warrants for gross proceeds to the Company of $1,521,829.

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At January 31, 2017, 759,601 (2016: 607,101) options remain available for issuance under the 2014 Plan.

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the period ended January 31, 2017 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at January 31, 2015	1,794,875	$5.48	$8.40
Expired	(22,250)	$22.81
Forfeited	(3,750)	$4.48
Granted	422,399	$4.48	$4.15

Outstanding at January 31, 2016	2,191,274	$5.12
Expired	(93,875)	$5.19
Forfeited	(70,000)	$5.12
Granted	260,000	$2.21	$1.41

Outstanding at January 31, 2017	2,287,399	$4.78

Exercisable at January 31, 2017	1,709,238	$5.26

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

At January 31, 2017, the following stock options were outstanding, entitling the holder thereof to purchase common stock of the Company as follows:

Number	Exercise Price	Expiry Date	Number Vested
15,000	$10.00	October 9, 2017	15,000
1,250	$10.00	February 1, 2018	1,250
3,750	$10.00	May 1, 2018	3,750
2,000	$10.00	April 1, 2019	2,000
25,000	$10.00	July 30, 2022	25,000
1,536,750	$5.12	June 6, 2024	1,302,297
25,000	$6.00	June 10, 2024	25,000
37,500	$4.48	February 3, 2025	12,500
37,500	$4.48	February 25, 2025	12,500
6,250	$4.80	July 6, 2025	6,250
337,399	$4.40	August 18, 2025	193,691
10,000	$2.50	February 2, 2026	10,000
100,000	$2.50	November 1, 2026	100,000
150,000	$2.00	November 1, 2026	-

2,287,399			1,709,238

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At January 31, 2017, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (2016: $Nil and $Nil, respectively).

During the year ended January 31, 2017, the Company recognized $5,452,931 (2016: $5,374,465) of stock based compensation expense in general and administrative expenses, relating to the issuance of stock options in exchange for services. An amount of approximately $2,179,590 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to August, 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2017	2016
Expected term of stock option (years) (1)	9.71	6.43
Expected volatility (2)	75.78%	124.33%
Stock price at date of issuance	$0.99	$4.71
Risk-free interest rate	2.29%	1.81%
Dividend yields	0.00%	0.00%

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

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

Share Purchase Warrants

At January 31, 2017, the Company had 1,627,010 share purchase warrants outstanding as follows:

Number		Exercise Price	Expiry Date
12,451		$10.00	August 10, 2017
3,750		$10.00	August 10, 2018
60,001		$6.00	April 4, 2019
555,968		$6.00	June 10, 2019
155,052		$3.00	June 10, 2019
168,883		$6.00	July 8, 2019
29,343		$3.00	July 8, 2019
24,625		$8.00	October 23, 2019
137,180		$4.80	December 23, 2020
365,688		$4.80	June 15, 2022
36,569	(1)	$4.80	June 15, 2022
15,000		$4.80	July 6, 2022
62,500		$5.11	September 1, 2022

1,627,010

(1)	These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant

During the year ended January 31, 2016, the Company issued an aggregate of 479,756 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized a recovery of stock based compensation expense of $104,284 during the year ended January 31, 2017 (2016: stock based compensation expense of $257,802) in connection with warrants granted.

Certain of the warrants granted during the year ended January 31, 2017 become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement. The fair value of these warrants at issuance was calculated to be $168,500 based on the Black-Scholes option pricing model using the following assumptions: expected term 7 years, expected volatility 153.00%, expected dividend yield 0.00%, risk free interest rate 2.11%. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 31, 2015	1,628,581	$5.74
Issued	616,937	$4.83
Exercised	(585,709)	$6.00
Expired	(14,611)	$9.82

Outstanding at January 31, 2016	1,645,198	$5.27
Expired	(18,188)	$4.00
Outstanding at January 31, 2017	1,627,010	$5.29

12.	Income Taxes

The reconciliation of income tax provision computed at statutory rates to reported income tax provision is as follows:

January 31,	2017	2016
	34%	34%

Loss for the year	$(10,798,503)	$(19,063,399)

Expected income tax recovery	(3,671,000)	(6,482,000)
Non-deductible other expenses	101,000	21,000
Non-deductible accretion and financing fees	5,000	2,467,000
Non-deductible derivative mark-to-market adjustments	-	(241,000)
Effect of foreign exchange and other adjustments	-	(4,000)
True up to prior years’ tax provision	12,000	(120,600)
Change in valuation allowance	3,553,000	4,359,600

Total income tax expense	$-	$-

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

12.	Income Taxes (Continued)

Significant components of the Company’s net deferred tax assets at January 31, 2017 and 2016:

January 31,	2017	2016

Temporary differences relating to:
Net operating loss carry forwards	$7,469,700	$5,968,100
Equipment and intangible assets	30,700	25,700
Unpaid expenses	218,000	1,200
Stock based compensation	5,184,700	3,456,000
	12,903,100	9,451,000
Valuation allowance	(12,903,100)	(9,451,000)

Net deferred taxes	$-	$-

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting. The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets. Since the Company has had cumulative net operating losses since inception, the ability to use forecasted future earnings is diminished. As a result, the Company concluded a full valuation allowance against the net deferred tax asset was appropriate. At January 31, 2017 and 2016 the total change in valuation allowance for items affecting the current year was $3,553,000 and $4,359,600, respectively.

At January 31, 2017, the Company had accumulated net operating losses in Canada totaling approximately $5,066,000 (2016: $5,066,000), which may be available to reduce taxable income in Canada in future taxation years. At January 31, 2017, the Company had accumulated net operating losses in the United States totaling approximately $22,063,000 (2016: $17,483,000), which may be available to reduce taxable income in the United States in future taxation years. Unless previously utilized, these net operating losses will begin to expire in 2025.

Section 382 of the Internal Revenue Code (“Section 382”) imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined in Section 382. As a result of equity transactions during the year ended January 31, 2016, management believes the utilization of net operating losses may be subject to this limitation. If an ownership change is deemed to have occurred as a result of these equity ownership changes or offerings, the Company has estimated that the net operating losses would be limited to approximately $13,123,000 (2016: $8,635,000).

The Company files income tax returns in the United States and Canada. All of the Company’s tax returns are subject to tax examinations until the respective statute of limitations expires. The Company currently has no tax years under examination. The Company’s tax filings for the fiscal years 2012 to 2017 remain open to examination.

Based on management’s assessment of ASC Topic 740 Income Taxes, the Company does not have an accrual for uncertain tax positions as of January 31, 2017 and 2016. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

13.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the year ended January 31, 2017, the Company had concentrations of sales with two customers equal to 26% of the Company’s net sales (2016: sales with one customer equal to 41% of the Company’s net sales). As at January 31, 2017, the accounts receivable balance for these customers was $0 (2016: $73,347).

14.	Commitments and Contingencies

i)	In accordance with a negotiated agreement, the Company is required to pay royalty fees based on the greater of a pre-determined percentage of certain sales, not to exceed 10% of these net wholesale sales, as defined in such agreements, or a minimum annual amount. Minimum royalty payments are being amortized to operations over the period for which royalties accrue under the terms of the agreement. The Company may terminate the agreement in the event that the other party fails to perform any of the services required to be performed under the agreement or breaches any of its other covenants or agreements set forth in the agreement.

During the year ended January 31, 2017, the Company did not make all minimum royalty payments as they became due and payable under the terms of the agreement, however as at January 31, 2017, the Company had not been provided a notice of default by the other party to the agreement. If the other party provides such notice of default at a later date, this could affect the Company’s ability to sell certain portions of its inventory on hand at January 31, 2017 that are covered under the royalty agreement.

During the year ended January 31, 2017, $300,000 (2016: $75,000) in minimum royalties were expensed to operations. At January 31, 2017, an amount of $75,000 is included in accounts payable and accrued liabilities in connection with minimum royalty payments due and payable.

The Company is committed to future minimum royalty payments as follows:

Year ending January 31,	Amount
2018	$350,000
2019	350,000
2020	262,500
$962,500

ii)	Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the agreement. The Company has negotiated a hold on the monthly cash retainer, effective March 1, 2016 and continuing indefinitely.

Naked Brand Group Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

15.	Subsequent Events

On February 10, 2017, the Company entered into an At The Market Offering Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) pursuant to which the Company may sell from time to time, up to an aggregate of $5,000,000 of shares of the Company’s common stock (the “Shares”), through Maxim, as sales agent. On March 30, 2017, the Company entered into Amendment No. 1 to the Agreement which increased the number of shares that could be sold under the Agreement to $5,500,000.

Subject to the terms and conditions of the Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company's instructions. Under the Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at the market offering”, including, without limitation, sales made directly on the Nasdaq Capital Market.

The Company is not obligated to make any sales of Shares under the Agreement. The offering of the Shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

Under the terms of the Agreement, Maxim will be entitled to a commission at a fixed rate of 3.5% of the gross sales price of Shares sold under the Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the Agreement, and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

Subsequent to January 31, 2017 pursuant to and under the terms of the Agreement, as amended, the Company issued an aggregate of 2,189,052 shares of common stock for gross proceeds of $5,499,723, net proceeds of $5,307,232 after deducting commissions.

