Form 10-Q
period 2017-04-30
NAKED BRAND GROUP INC.
filed 2017-06-14
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐*	Smaller Reporting Company	☒
Emerging growth company	☐

*(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 14, 2017, there were 10,342,191 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; our collaboration with Dwyane Wade; relationships with retailers, wholesalers and other business partners; ability to add new customer accounts; future borrowings under the Joint Factoring Agreement with Wells Fargo; statements relating to the structure, timing and completion of the proposed business combination (the “Merger”) with Bendon Limited (“Bendon”) and Bendon Group Holdings Limited (“Holdco”); our continued listing on the NASDAQ Capital Market until closing of the proposed Merger; Holdco’s anticipated listing of its ordinary shares on the NASDAQ Capital Market or the New York Stock Exchange (“NYSE”) in connection with the closing of the proposed Merger; expectations regarding the capitalization, resources and ownership structure of the combined company under Holdco; the adequacy of the combined company’s capital to support its future operations; ours and Bendon’s plans, objectives, expectations and intentions; the nature, strategy and focus of the combined company; the executive and board structure of the combined company; and expectations regarding voting by our stockholders. Naked and/or Bendon may not actually achieve the plans, carry out the intentions or meet the expectations disclosed in the forward-looking statements and you should not place undue reliance on these forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, risks and uncertainties associated with stockholder approval of and the ability to consummate the proposed Merger, the ability of Holdco, the risk that one or more of the conditions to closing of the proposed Merger may not be satisfied, including, without limitation, the effectiveness of the registration statement to be filed by Holdco with the U.S. Securities and Exchange Commission (“SEC”) or the listing of Holdco’s ordinary shares on the NASDAQ Capital Market or the NYSE, the lack of a public market for ordinary shares of Holdco and the possibility that a market for such shares may not develop, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the availability of sufficient resources of the combined company to meet its business objectives and operational requirements, the ability to realize the expected synergies or savings from the proposed Merger in the amounts or in the timeframe anticipated, the risk that competing offers or acquisition proposals will be made, the ability to integrate our business with Bendon’s businesses in a timely and cost-efficient manner, the inherent uncertainty associated with financial projections. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” as disclosed in our Annual Report on Form 10-K filed with the SEC on April 26, 2017 and elsewhere in this Form 10-Q and those described from time to time in our future reports filed with the SEC.

CERTAIN TERMS USED IN THIS FORM 10-Q

Unless expressly indicated or the context requires otherwise, the terms “Naked,” “the Company,” “we,” “us,” and “our” in this document refer to Naked Brand Group Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary, Naked, Inc.

Our fiscal year ends on January 31. References to “fiscal 2018,” “fiscal 2017” and “fiscal 2016” represent the fiscal years ended January 31, 2018, 2017 and 2016, respectively. References to “2018,” “2017” and “2016” represent the calendar years ending December 31, 2018, 2017 and 2016, respectively.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended April 30, 2017

Naked Brand Group Inc.

Interim Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	April 30, 2017	January 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$3,994,925	$879,014
Inventory, net of allowances of $375,784 (January 31, 2017: $375,784)	2,371,373	2,228,813
Related party advances receivable	143,613	-
Prepaid expenses and deposits	225,217	496,721
Total current assets	6,735,128	3,604,548

Intangible assets, net	80,875	80,875

TOTAL ASSETS	$6,816,003	$3,685,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$693,515	$1,761,367
Interest payable	13,463	7,279
Factored line of credit	71,410	302,776
Promissory notes payable	256,450	256,450
Total current liabilities	1,034,838	2,327,872
Deferred compensation	3,704	37,037

TOTAL LIABILITIES	1,038,542	2,364,909

STOCKHOLDERS' EQUITY
Common stock
Authorized
2,000,000 shares of blank check preferred stock, no par value
18,000,000 shares of common stock, par value $0.001 per share
Issued and outstanding
10,342,191 shares of common stock (January 31, 2017: 6,560,964)	10,342	6,561
Common stock to be issued	14,141	1,670,003
Accumulated paid-in capital	66,126,858	56,829,778
Accumulated deficit	(60,367,635)	(57,179,583)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	5,777,461	1,320,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,816,003	$3,685,423

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

Unaudited

for the three months ended April 30,	2017	2016

Net sales	$455,160	$447,627

Cost of sales	354,141	307,869

Gross profit	101,019	139,758

Operating Expenses
General and administrative expenses	3,262,663	2,654,621
Foreign exchange	763	(648)

Total operating expenses	3,263,426	2,653,973

Operating loss	(3,162,407)	(2,514,215)

Interest expense	25,414	19,116
Accretion of debt discounts and finance charges	231	6,764

Total other expense	25,645	25,880

Net loss	$(3,188,052)	$(2,540,095)

Net loss per share
Basic	$(0.35)	$(0.42)
Diluted	$(0.35)	$(0.42)

Weighted average shares outstanding
Basic	9,240,272	6,072,482
Diluted	9,240,272	6,072,482

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Naked Brand Group Inc.

Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Expressed in US Dollars)

(Unaudited)

						Accumulated
			Accumulated			Other	Total
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	to be issued	Deficit	Loss	Equity
Balance, February 1, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086
Shares issued pursuant to the conversion of debt	202,520	203	228,078	-			228,281
Shares issued in a public offering	288,462	288	299,712	1,655,003			1,955,003
Stock based compensation	-	-	5,348,647	-	-	-	5,348,647
Net loss for the period	-	-	-	-	(10,798,503)	-	(10,798,503)
Balance, February 1, 2017	6,560,964	$6,561	$56,829,778	$1,670,003	$(57,179,583)	$(6,245)	$1,320,514
Shares issued in a public offering	1,592,175	1,592	1,654,270	(1,655,862)	-	-	-
Shares issued in an at-the-market offering	2,189,052	2,189	5,497,534	-	-	-	5,499,723
less; commission	-	-	(192,490)	-	-	-	(192,490)
Conversion of accrued salary compensation	-	-	654,637	-	-	-	654,637
Stock based compensation	-	-	1,683,129	-	-	-	1,683,129
Net loss for the period	-	-	-	-	(3,188,052)	-	(3,188,052)
Balance, April 30, 2017	10,342,191	$10,342	$66,126,858	$14,141	$(60,367,635)	$(6,245)	$5,777,461

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

for the three months ended April 30,	2017	2016

Cash flows from operating activities
Net loss	$(3,188,052)	$(2,540,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	1,140
Provision for obsolete inventory	-	(15,000)
Depreciation and amortization	-	3,207
Stock based compensation	1,683,129	1,143,238
Amortization of deferred financing costs	-	6,764
Changes in operating assets and liabilities:
Related party advances receivable	(143,613)	(10,490)
Prepaid expenses and deposits	271,504	868,768
Inventory	(142,560)	(837,141)
Accounts payable and accrued liabilities	(413,215)	(96,188)
Interest payable	6,184	(98)
Deferred costs	-	(50,000)
Deferred compensation	(33,333)	(33,333)

Net cash used in operating activities	(1,959,956)	(1,559,228)

Cash flows from financing activities
Proceeds from share issuances, net	5,307,233	-
Repayments under factoring arrangements	(231,366)	(308,955)

Net cash provided by (used in) financing activities	5,075,867	(308,955)

Net increase (decrease) in cash	3,115,911	(1,868,183)

Cash at beginning of the period	879,014	4,780,994

Cash at end of the period	$3,994,925	$2,912,811

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash financing activities:
Extinguishment of accounts payable with equity	$654,637	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Business

Naked Brand Group Inc. (the “Company”) is a manufacturer and seller of direct and wholesale men’s and women’s undergarments and intimate apparel within North America to consumers and retailers through its wholly owned subsidiary, Naked Inc. (“Naked”). The Company currently operates out of New York, United States of America.

On May 25, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bendon Limited, a New Zealand limited company (“Bendon”), Bendon Group Holdings Limited, an Australia limited company (“Holdco”), Naked Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and, solely for the purposes of Sections 2.28 and 5.18(b) of the Merger Agreement, Bendon Investments Ltd., a New Zealand company and the owner of a majority of the outstanding shares of Bendon (the “Principal Shareholder”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”) with the Company as the surviving corporation.

Immediately prior to the consummation of the Merger, Bendon and Holdco will consummate a reorganization (the “Reorganization”), pursuant to which all of the shareholders of Bendon will exchange all the outstanding ordinary shares of Bendon (the “Bendon Ordinary Shares”) for 146,311,063 ordinary shares of Holdco (“Holdco Ordinary Shares”), subject to certain potential adjustments pursuant to the Merger Agreement. As a result of the Reorganization and Merger, Bendon and the Company, respectively, will become wholly owned subsidiaries of Holdco and the shareholders of Bendon and the stockholders of Naked, respectively, will become the shareholders of Holdco.

Upon completion of the Merger, each issued and outstanding share of the Company’s common stock (“Company Common Stock”) will be converted into the right to receive one Holdco Ordinary Share, resulting in the Company’s stockholders owning approximately seven percent (7%) of Holdco.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the accuracy of the other party’s representations and warranties; (ii) performance in all material respects by the other party of its obligations under the Merger Agreement; (iii) the listing of Holdco Ordinary Shares on the Nasdaq Capital Market or the New York Stock Exchange (“NYSE”), subject to official notice of issuance; (iv) the declaration of effectiveness by the SEC of the registration statement on Form F-4 to be filed by Holdco in connection with the transactions (the “Registration Statement”); (v) the Company’s stockholders approving the Merger Agreement and the transactions contemplated thereby at a meeting called for such purposes (the “Stockholder Meeting”); and (vi) other conditions as further described in the Merger Agreement.

The Merger Agreement also contains specified termination rights, including the right to terminate the Merger Agreement (i) by mutual agreement of the parties to terminate; (ii) by either party if (1) the Merger has not been consummated by October 30, 2017 (the “Outside Date”), except if the primary reason the Merger has not been consummated is because of the continued review of the Registration Statement by the SEC or the Holdco Ordinary Shares have not been approved for listing on the Nasdaq Capital Market or the NYSE, in which case the Outside Date shall be fifteen (15) days after the later of the completion of the Stockholder Meeting and approval of all regulatory bodies and Nasdaq or the NYSE, (2) any law or order permanently prohibits consummation of the Merger, or (3) the Company’s stockholder approval is not obtained by the Outside Date; (iii) by either party if the other party has breached or failed to perform in any material respect any of its representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions); and (iv) by the Company if (1) Bendon substantially changes its business as conducted as of the date of the Merger Agreement, or (2) the Company accepts a Superior Proposal (as defined in the Merger Agreement).

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

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

As of April 30, 2017, the Company had not yet achieved profitable operations, had incurred a net loss of $3,188,052 for the three months ended April 30, 2017 and had an accumulated deficit of $60,367,635 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. In addition, the terms of the Merger Agreement with Bendon may restrict us from pursuing any of these alternatives without first obtaining consents, which we may not be able to obtain on acceptable terms, or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018.

The interim condensed consolidated balance sheet at January 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended January 31, 2017.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. The Company has determined that as of April 30, 2017, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

At April 30, 2017 and January 31, 2017, the net book value of substantially all long-lived assets were located in the United States.

Loss per share

Net loss per share was determined as follows:

	Three months ended April 30,
	2017	2016
Numerator
Net loss	$(3,188,052)	$(2,540,095)
Denominator
Weighted average common stock outstanding	9,240,272	6,072,482

Basic and diluted net loss per share	$(0.35)	$(0.42)

Anti-dilutive securities not included in diluted loss per share :
Warrants outstanding	1,627,010	1,645,198
Options outstanding	3,487,399	2,147,399
Convertible debt	-	60,000
	5,114,409	3,852,597

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU No. 2015-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2015-15”). Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires a company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and was effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

New Accounting Pronouncements

Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. This standard will be effective for the Company on February 1, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right–of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company does not expect the impact of this guidance to have any material effect on the periods presented.

4.	Inventory

Inventory of the Company consisted of the following at April 30, 2017 and January 31, 2017:

	April 30, 2017	January 31, 2017
Finished goods	$2,747,157	$2,604,597
Less: allowance for obsolete inventory	(375,784)	(375,784)
Total inventory	$2,371,373	$2,228,813

Balances at April 30, 2017 and January 31, 2017 are recorded at historical cost, less amounts for potential declines in value. At April 30, 2017, management has recorded an allowance for obsolescence of $375,784 (January 31, 2017: $375,784) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

5.	Intangible Assets

Intangible assets of the Company consisted of the following at April 30, 2017 and January 31, 2016:

	April 30, 2017	January 31, 2017	Useful life (Years)
Trade Names/Trademarks	$80,875	$80,875	Indefinite
Website	49,512	49,512	2
	130,387	130,387
Less: accumulated amortization	(49,512)	(49,512)
	$80,875	$80,875

The Company did not record any amortization expense during the three months ended April 30, 2017 and 2016.

6.	Related Party Transactions and Balances

Related Party Balances

At April 30, 2017, included in advances receivable is $143,364 (January 31, 2017: $Nil) owing from Bendon for expenses incurred by the Company on behalf of the Bendon. The amount due from Bendon is unsecured, non-interest bearing and has no specific repayment terms.

At April 30, 2017, included in promissory notes payable is $153,000 (January 31, 2017: $153,000) owing to a director and officer of the Company (Note 8).

At January 31, 2017, included in accounts payable and accrued liabilities is $129,186 owing to directors and officers of the Company for reimbursable expenses and $53,500 owing to Bendon for expenses incurred on behalf of the Company. These amounts were unsecured, non-interest bearing and had no specific terms of repayment.

Related Party Transactions

During the three months ended April 30, 2017, included in general and administrative expenses is $38,969 (2016: $62,213), in respect of marketing fees, of which $169 (2016: $9,113) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and director (the “CEO”) of the Company for a term of three years whereby the CEO was entitled to a base salary of $400,000 per year, provided the CEO would forgo the first twelve months of the base salary and only receive minimum wage during that period. At April 30, 2017, an amount of $3,704 (January 31, 2017: $37,037) is included in deferred compensation relating to the amortization of the total base salary compensation due under this employment agreement, which is being amortized on a straight-line basis over the term of the employment agreement to June 10, 2017.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

6.	Related Party Transactions and Balances (Continued)

On June 10, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary was accrued but not paid through February 28, 2017. The CEO had agreed to allow the Company to defer payment of her salary provided such amounts accrued interest at a rate of 3% per annum. On March 13, 2017, the CEO surrendered accrued base salary compensation plus interest accrued to February 28, 2017 in the amount of $654,637, including base salary compensation payable of $638,724 plus accrued interest on such amounts of $15,913. As consideration, the Company granted to the CEO 1,200,000 options to purchase shares of the Company’s common stock at an exercise price of $2.14 per a period of four years from the date of issuance. The surrendered accrued base salary compensation and interest was recorded as a contribution to equity during the three months ended April 30, 2017. In addition, the Company recorded the incremental fair value of the options granted over the amount surrendered of $418,163 as stock based compensation expense during the three months ended April 30, 2017.

In connection with a Joint Factoring Agreement (Note 7), the CEO executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations and also agreed to provide her own brokerage account as security for the Obligations (as defined in Note 7)). Accordingly, in connection with her brokerage account the CEO entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, the CEO agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account.

7.	Factoring Line of Credit

On June 14, 2016, the Company entered into a Joint Factoring Agreement (the “Joint Factoring Agreement”) with Wells Fargo. The Joint Factoring Agreement with Wells Fargo replaced a factoring agreement with Capital Business Credit LLC, which was terminated effective on the same date. Under the terms of the Joint Factoring Agreement, the Company may assign eligible accounts receivable (the “Accounts”) to Wells Fargo in exchange for loans and advances (each such loan or advance, an “Advance”) up to an aggregate amount (the “Borrowing Base”) not to exceed the lesser of (i) $6,000,000 or (ii) the sum of up to 80% of trade receivables deemed eligible by Wells Fargo plus (A) the lesser of up to (x) 50% of the value, calculated at the lower of cost or market, of finished goods, warehoused inventory deemed eligible by Wells Fargo or (y) $500,000, plus (B) the lesser of (x) up to 75% of marketable securities held in a blocked security account, subject to an account control agreement in favor of Wells Fargo (the “Securities Account”); provided, however, that at any time when the market value of the securities held in such Securities Account is below $1,067,000, then the value of such securities for purposes of calculating the Borrowing Base will be $0 or (y) $200,000, less any reserves that Wells Fargo may establish from time to time.

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
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

7.	Factoring Line of Credit (Continued)

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

Factor expenses and interest charged to operations during the three months ended April 30, 2017 were $17,709 (2016: $5,829). At April 30, 2017, an amount of $71,410 (January 31, 2017: $302,776) was owing under the terms of the Joint Factoring Agreement, for advances made to the Company, net of repayments of such advances through the sale of factored receivables.

8.	Promissory Notes Payable

	April 30, 2017	January 31, 2017
Unsecured promissory notes, accruing interest at a rate of 10% per annum maturing on the earlier of (i) May 7, 2017 or (ii) the date of closing of an equity financing (see (i))	$253,000	$253,000
Promissory notes, non-interest bearing, repayable upon the Company reporting net income from operations in a single month (see (ii))	3,450	3,450
	256,450	256,450
Less: current portion	(256,450)	(256,450)
	$-	$-

(i)	During the year ended January 31, 2017, the Company issued promissory notes in the aggregate principal amount of $253,000 in exchange for cash, including an amount of $153,000 to a director and officer of the Company. The promissory notes accrue interest at the rate of ten percent per annum and mature on the earlier to occur of (i) May 7, 2017 or (ii) the date of the closing date of an Equity Financing (as defined in the promissory note).

Subsequent to April 30, 2017, these promissory notes were repaid in full.

(ii)	On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At January 31, 2017, an amount of $3,450 (CDN$3,750) (2016: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

9.	Stockholders’ Equity

Authorized

2,000,000 shares of blank check preferred stock, no par value.

18,000,000 shares of common stock, par value $0.001.

Equity Transactions

On February 10, 2017, the Company entered into an At The Market Offering Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), as amended on March 30, 2017, pursuant to which the Company could sell from time to time, up to an aggregate of $5,500,000 of shares of the Company’s common stock (the “Shares”), through Maxim, as sales agent.

Under the terms of the Agreement, Maxim was entitled to a commission at a fixed rate of 3.5% of the gross sales price of Shares sold under the Agreement. The Company also reimbursed Maxim for certain expenses incurred in connection with the Agreement, and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

During the three months ended April 30, 2017 pursuant to and under the terms of the Agreement, as amended, the Company issued an aggregate of 2,189,052 shares of common stock for gross proceeds of $5,499,723, net proceeds of $5,307,233 after deducting commissions.

Stock Options

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At April 30, 2017, 509,601 (January 31, 2017: 509,601) options remained available for issuance under the 2014 Plan.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

9.	Stockholders’ Equity (Continued)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended April 30, 2017 and January 31, 2017 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2016	2,191,274	$5.12	$7.86
Expired	(93,875)	$5.19
Forfeited	(70,000)	$5.12
Granted	260,000	$2.21	$1.41
Outstanding at January 31, 2017	2,287,399	$4.78
Granted	1,200,000	$2.14	$0.89
Outstanding at April 30, 2017	3,487,399	$3.87
Exercisable at April 30, 2017	3,072,043	$3.89

At April 30, 2017, the following stock options were outstanding, entitling the holder thereof to purchase shares of common stock of the Company as follows:

Number	Exercise Price	Expiry Date	Number Vested
15,000	10.00	October 9, 2017	15,000
1,250	10.00	February 1, 2018	1,250
3,750	10.00	May 1, 2018	3,750
2,000	10.00	April 1, 2019	2,000
25,000	10.00	July 30, 2022	25,000
1,536,750	5.12	June 6, 2024	1,421,358
25,000	6.00	June 10, 2024	25,000
37,500	5.12	February 3, 2025	25,000
37,500	4.48	February 25, 2025	25,000
6,250	4.80	July 6, 2025	6,250
337,399	4.40	August 18, 2026	212,435
10,000	2.50	February 25, 2026	10,000
100,000	2.50	November 1, 2026	100,000
150,000	2.00	November 1, 2026	-
1,200,000	2.14	March 13, 2021	1,200,000
3,487,399			3,072,043

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At April 30, 2017, the aggregate intrinsic value of stock options outstanding was $Nil and exercisable was $Nil (January 31, 2017: $Nil and $Nil, respectively).

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

9.	Stockholders’ Equity (Continued)

Stock Based Compensation (Continued)

During the three months ended April 30, 2017, the Company recognized a total fair value of $1,641,781 (2016: $1,271,361) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $992,625 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to February 2019.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2017	2016
Expected term of stock option (years) (1)	2.00	5.00
Expected volatility (2)	76.10%	67.70%
Stock price at date of issuance	$2.14	$2.50
Risk-free interest rate	1.40%	1.16%
Dividend yields	0.00%	0.00%

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

At April 30, 2017, the Company had 1,627,010 share purchase warrants outstanding as follows:

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

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

9.	Stockholders’ Equity (Continued)

Share Purchase Warrants (Continued)

During the year ended January 31, 2016, the Company issued an aggregate of 479,757 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $41,348 during the three months ended April 30, 2017 (2016: $(104,284)) in connection with warrants granted.

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

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at February 1, 2016	1,645,198	$5.27
Expired	(18,188)	$4.00

Outstanding at January 31, 2017 and April 30, 2017	1,627,010	$5.29

10.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three ended April 30, 2017, the Company had concentrations of sales with two customers equal to 20.4% of the Company’s net sales (2016: 32.2%). As at April 30, 2017 the accounts receivable balances for these customers was $0 (January 31, 2017: $0).

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2017
(Expressed in US Dollars)
(Unaudited)

11.	Commitments

i)	In accordance with a negotiated agreement, the Company is required to pay royalty fees based on the greater of a pre-determined percentage of certain sales, not to exceed 10% of these net wholesale sales, as defined in such agreements, or a minimum annual amount. The Company may terminate the agreement in the event that the other party fails to perform any of the services required to be performed under the agreement or breaches any of its other covenants or agreements set forth in the agreement.

At April 30, 2017, the Company has not made all minimum royalty payments as they have become due and payable under the terms of the agreement, however as at April 30, 2017, the Company has not been provided a notice of default by the other party to the agreement. If the other party provides such notice of default at a later date, this could affect the Company’s ability to sell certain portions of its inventory on hand and on order at April 30, 2017 that are covered under the royalty agreement. The Company is negotiating to settle the matter on terms that are agreeable to both parties. No provision has been made in the accompanying financial statements for any loss that might be incurred if a negotiated settlement is not able to be achieved.

The Company is committed to future minimum royalty payments as follows:

Year ending January 31,	Amount
2018	$262,500
2019	350,000
2020	262,500
$875,000

ii)	Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the agreement. The Company has negotiated a hold on the monthly cash retainer, effective March 1, 2016 and continuing indefinitely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark, “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumers through our online retail store www.wearnaked.com. We have a retail footprint for our men’s innerwear products in premium department and specialty stores and internet retailers in North America, including accounts such as Dillard’s, Bloomingdale’s, Amazon.com, Soma.com, Saksfifthavenue.com, barenecessities.com and others.

On May 25, 2017, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among us, Bendon Limited, a New Zealand limited company (“Bendon”), Bendon Group Holdings Limited, an Australia limited company (“Holdco”), Naked Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and, solely for the purposes of Sections 2.28 and 5.18(b) of the Merger Agreement, Bendon Investments Ltd., a New Zealand company and the owner of a majority of the outstanding shares of Bendon (the “Principal Shareholder”), pursuant to which Merger Sub will be merged with and into Naked (the “Merger”) with Naked as the surviving corporation.

Immediately prior to the consummation of the Merger, Bendon and Holdco will consummate a reorganization (the “Reorganization”), pursuant to which all of the shareholders of Bendon will exchange all the outstanding ordinary shares of Bendon (the “Bendon Ordinary Shares”) for 146,311,063 ordinary shares of Holdco (“Holdco Ordinary Shares”), subject to certain potential adjustments pursuant to the Merger Agreement. As a result of the Reorganization and Merger, Bendon and Naked, respectively, will become wholly owned subsidiaries of Holdco and the shareholders of Bendon and the stockholders of Naked, respectively, will become the shareholders of Holdco.

Upon completion of the Merger, each issued and outstanding share of Naked common stock (“Naked Common Stock”) will be converted into the right to receive one Holdco Ordinary Share, resulting in Naked stockholders owning approximately seven percent (7%) of Holdco, subject to adjustment as provided in the Merger Agreement.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including Naked stockholders approving the Merger Agreement and the transactions contemplated thereby at a meeting called for such purposes (the “Stockholder Meeting”), and several other conditions as further described in the Merger Agreement.

The Merger Agreement also contains specified termination rights, including the right to terminate the Merger Agreement (i) by mutual agreement of the parties to terminate; (ii) by either party if (1) the Merger has not been consummated by October 30, 2017 (the “Outside Date”), except if the primary reason the Merger has not been consummated is because of the continued review of the registration statement by the SEC or the Holdco Ordinary Shares have not been approved for listing on the Nasdaq Capital Market or the NYSE, in which case the Outside Date shall be fifteen (15) days after the later of the completion of the Special Meeting and approval of all regulatory bodies and Nasdaq or the NYSE, (2) any law or order permanently prohibits consummation of the Merger, or (3) Naked stockholder approval is not obtained by the Outside Date; (iii) by either party if the other party has breached or failed to perform in any material respect any of its representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions); and (iv) by Naked if (1) Bendon substantially changes its business as conducted as of the date of the Merger Agreement, or (2) Naked accepts a Superior Proposal (as defined in the Merger Agreement).

Financial Summary

Our net sales in the first quarter of fiscal 2018 were $455,160, compared to $447,627 during the first quarter of fiscal 2017, an increase of 1.7% over the comparable period. Increases in sales from third-party ecommerce sites and in sales to specialty and retail accounts were substantially offset by a decrease in sales to department store accounts.

During the fiscal quarter ended April 30, 2017, sales to department stores were approximately $115,600 or 25.4% of total net sales, as compared to 53.6% during the same period in 2016. The reason for the decrease in department store sales is as a result of a reduction in sales to Nordstrom, due to the elimination of in-store inventory at Nordstrom stores. In addition, there was a reduction in sales to Bloomingdales and Soma as a result of initial bulk up orders of newly launched women’s products in the comparative period.

Net sales through our ecommerce store (www.wearnaked.com) were approximately $80,300 for the fiscal quarter ended April 30, 2017 compared to $89,800 in during the same period in 2016, a decrease of 10.6%. Sales through our ecommerce store accounted for approximately 17.6% of total net sales in 2017 as compared to 20.1% of total net sales in 2016. The decrease in net sales during 2017 is mostly a result of larger ecommerce sales in the comparative period as a result of new product launches and related marketing efforts in that period.

Net sales through third party ecommerce sites increased to approximately $71,700 for the three months ended April 30, 2017 compared to $19,100 in the three months ended April 30, 2016, an increase of 274.4%. Sales through these channels accounted for approximately 15.8% of total net sales in the first quarter of fiscal 2017 as compared to 4.3% of total net sales in the first quarter of fiscal 2016. This increase is attributable to new third-party ecommerce accounts added in fiscal 2017. The Company continues to target growth in this channel.

Sales to retail and specialty store accounts constituted approximately $93,800, or 20.6% of total net sales in the three months ended April 30, 2017, as compared to $55,500, or 12.4% of total net sales in the three months ended April 30, 2016. Total sales to retail and specialty store sales increased by approximately 69.1% over the comparative year, due to the addition of accounts.

During the fiscal quarter period ended April 30, 2017, we sold approximately $91,500 in out of season and overstock inventory through off price sales channels, compared to $42,300 in the three months ended April 30, 2016. Sales to these customers accounted for approximately 20.1% of total net sales in the current quarter, as compared to 9.4% of total net sales in the comparative quarter in fiscal 2017.

During the fiscal quarter ended April 30, 2017, men’s products constituted 40.6% of total sales and women’s products constituted 59.4% of total sales. We continue to see most of our growth driven by our women’s collections because the women’s market is substantially larger than the men’s market. However, we also expect to continue to see stable growth in our men’s products through our sales and marketing initiatives.

During first quarter of fiscal 2018, our gross margin was 22.2%, compared to 31.2% in the comparative period fiscal 2017. The decrease in gross margin was primarily a result of the write off of excess raw materials in the current period and as a result of an increased proportion of off-price sales in the current quarter. In addition, the decrease in gross margin was a result of the reversal of an inventory allowance in the comparative period ended April 30, 2016, as a result of the over accrual of allowances in the prior year end.

Our products are sold in North America; however, we believe our products appeal to men and women worldwide. We continue to explore international distribution relationships for our Naked products.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories.

THREE MONTHS ENDED APRIL 30, 2017

Results of Operations

Revenue

Our net sales in the first quarter of fiscal 2018 were $455,160, compared to $447,627 during the first quarter of fiscal 2017, an increase of 1.7% over the comparable period. Increases in sales from third party ecommerce sites and in sales to specialty and retail accounts were substantially offset by a decrease in sales to department store accounts.

Gross Margins

During first quarter of fiscal 2018, our gross margin was 22.2%, compared to 31.2% in the first quarter of fiscal 2017. The decrease in gross margin was primarily a result of the write off of excess raw materials in the current period and as a result of an increased proportion of off-price sales in the current quarter. In addition, the decrease in gross margin was a result of the reversal of an inventory allowance in the first quarter of fiscal 2017, as a result of the overaccrual of allowances in the prior year end.

During the quarter ended April 30, 2017, men’s products constituted 40.6% of total sales and women’s products constituted 59.4% of total sales, compared to approximately 54.4% and 45.6%, respectively in the quarter ended April 30, 2016.

Operating Expenses

	Three months ended April 30,		Change
General and administrative	2017	2016	$	%
Bad debts	-	(1,082)	1,082	100.0
Bank charges and interest	15,124	4,309	10,815	251.0
Consulting	239,360	(59,195)	298,555	504.4
Depreciation	-	3,207	(3,207)	(100.0)
Directors fees(1)	138,660	129,038	9,622	7.5
Insurance	35,604	-	35,604	-
Investor relations	108,125	24,343	83,782	344.2
Marketing	251,911	359,580	(107,669)	(29.9)
Occupancy and rent	54,000	38,756	15,244	39.3
Office and misc	30,717	55,489	(24,772)	(44.6)
Product development	46,729	122,840	(76,111)	(62.0)
Professional fees	367,139	102,625	264,514	257.7
Salaries and benefits(1)	1,895,153	1,694,346	200,807	11.9
Transfer agent and filing fees	20,222	8,020	12,202	152.1
Travel	21,240	34,270	(13,030)	(38.0)
Warehouse management	38,679	138,075	(99,396)	(72.0)
Total	3,262,663	2,654,621	608,042	22.9

(1) Included in director compensation is an amount of $113,660 (2016: $129,038) for non-cash stock option compensation and stock compensation charges. Included in salaries and benefits is an amount of $1,491,468 (2016: $1,179,372) for non-cash stock option compensation charges.

General and administrative expenses increased during the quarter ended April 30, 2017, to $3,262,663, compared to $2,654,621 in the comparative quarter ended April 30, 2016, an increase of 22.9%.

Of the total general and administrative expenses, $1,683,129 was related to non-cash stock option compensation charges for the three months ended April 30, 2017, as compared to $1,143,238 for the three months ended April 30, 2016. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. These non-cash stock option compensation charges relate mostly to stock options issued to our management team, directors, and other strategic partners, as part of certain incentive based compensation packages. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards.

The increase in general and administrative expenses is mostly attributable to increases in consulting, investor relations, professional fees, salaries and benefits, and insurance. These increases were partially offset by decreases in marketing, product development and warehouse management costs, as further explained below.

Consulting fee expenses increased as a result of a recovery of stock option compensation charges recognized in the comparative period for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased in that period, resulting in a recovery of consulting expenses.

Certain general and administrative expenses increased as a result of activities related to the proposed Merger transaction with Bendon. We engaged legal and financial advisors to advise on the structure and fairness of the transaction, which resulted in an increase in professional fees. In addition, we engaged a strategic investor and media relations consultant to assist in public relations and investor relations activities in respect of the proposed Merger. In addition, the pending transaction has also resulted in an increase in consulting fees as a result of corporate activities related to the proposed Merger.

Professional fees also increased in the current period as a result of financing related activities such as our “at-the-market” offering pursuant to which we sold an aggregate of 2,189,052 shares of our common stock for gross proceeds of $5,499,723 through Maxim Group LLC as sales agent (the “ATM”).

Salaries and benefits increased during the current period as a result increased staffing levels, which also resulted in a small increase in occupancy costs.

Insurance expenses decreased mostly due to a change in the way insurance was being expensed. In the comparative period, insurance was expensed when paid and included the initial down payment on our professional liability policy in June 2015. In the current period, the policy was set up as a prepaid and the financing payments are being applied against the payable.

Our marketing expenses decreased significantly for the quarter ended April 30, 2017, as a result of expenses incurred in the comparative period for merchandising consulting, photoshoots and promotional material in connection with the launch of new collections, and expenses in that period associated with a collaboration and endorsement agreement with Dwyane Wade, including advanced royalty charges, photoshoots and promotional materials.

Product development costs for the first quarter of fiscal 2018 have decreased because we incurred higher product development costs in the comparative period of fiscal 2017 in connection with the launch of our women’s collections.

Warehouse management expenses decreased in the first quarter of fiscal 2018 as compared to the same period of fiscal 2017, as a result of the engagement of a new third-party warehouse management company at a lower cost.

Other income and expenses

We incurred interest expenses during the first quarter of fiscal 2018 of $25,414 as compared to $19,116 in the first quarter of fiscal 2017. Interest expenses are incurred in connection with the factoring of accounts receivable.

Net loss and comprehensive loss

Our net loss for the quarter ended April 30, 2017 was $(3,188,052), or $(0.35) per share, as compared to a net loss of $(2,540,095), or $(0.42) per share for the quarter ended April 30, 2016. The increase in net loss in the current period is primarily due to the increase in general and administrative expenses, as more fully described above.

The decrease in net loss per share is primarily due to the increased number of shares outstanding compared to the comparative period, as a result of shares of common stock sold and issued in connection with the ATM.

Liquidity and FINANCIAL CONDITION

Liquidity

Our cash requirements have been principally to fund working capital needs, and for the development of new product lines and the procurement of inventory to support our growth.

As of April 30, 2017, the Company had cash totaling $3,994,925. The Company believes it has cash resources to fund its operations through the fourth quarter of fiscal 2018.

Management intends to continue to raise funds from equity and debt financings to fund our operations and objectives. However, we cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our existing stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations. In addition, the terms of the Merger Agreement with Bendon may restrict us from pursuing any of these alternatives without first obtaining consents, which we may not be able to obtain on acceptable terms, or at all.

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

At April 30, 2017, there was approximately $173,118 available for advance under the Joint Factoring Agreement.

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

Working Capital (Consolidated)	April 30, 2017 (unaudited)	January 31, 2017
Current Assets	$6,735,128	$3,604,548
Current Liabilities	$1,034,838	$2,327,872
Working Capital	$5,700,290	$1,276,676

The increase in working capital during the period is primarily attributable to net proceeds of $5.3 million received in connection with the ATM.

Cash Flows
	Three months ended April 30,
	2017	2016
Cash Flows used in Operating Activities	$(1,959,956)	$(1,559,228)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by (used in) Financing Activities	5,075,867	(308,955)
Net change in Cash during Period	$3,115,911	$(1,868,183)

Operating Activities

Cash used in our operating activities was $1,959,956 for the three months ended April 30, 2017, compared to $1,559,228 for the comparative period ended April 30, 2016. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $1,683,129 related to share based compensation charges.

Financing Activities

Proceeds from financing activities during the three months ended April 30, 2017 included net proceeds of $5,307,233 received in connection with the issuance of shares in connection with the ATM. This was partially offset by repayment of $231,366 under the Joint Factoring Agreement.

Cash used in financing activities during the three months ended April 30, 2016 was $308,955, which related to repayments under a factoring arrangement.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of June 14, 2017, there were 10,342,191 shares of our common stock issued and outstanding. In addition, at June 14, 2017, the total dilutive securities outstanding, including options and warrants was 5,114,409.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended January 31, 2017 as filed with the SEC on April 26, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed, except as set forth below. You are urged to carefully read and consider the risks and uncertainties described below as well as the Registration Statement on Form F-4 to be filed with by Holdco in connection with registration of Holdco ordinary shares.

RISKS RELATED TO THE MERGER

Currently, there is no public market for Holdco Ordinary Shares. Naked stockholders cannot be sure that an active trading market will develop for or of the market price of the Holdco Ordinary Shares they will receive or that the combined company will successfully obtain authorization for listing on the NASDAQ or NYSE.

Under the Merger Agreement, each share of Naked Common Stock will be converted into the right to receive one Holdco Ordinary Share. Holdco is newly formed entity and prior to this transaction it has not issued any securities in the U.S. markets or elsewhere nor has there been extensive information about it, its businesses or operations publicly available. Bendon and Holdco have agreed to use their best efforts to cause the Holdco Ordinary Shares to be issued in the Merger to be approved for listing on the Nasdaq or NYSE prior to the effective time of the Merger and the approval of the listing on the Nasdaq or NYSE of the Holdco Ordinary Shares to be issued in the Merger is a condition to the closing of the Merger. However, the listing of shares on the Nasdaq or NYSE does not assure that a market for the Holdco Ordinary Shares will develop or the price at which the shares will trade. No assurance can be provided as to the demand for or trading price of Holdco Ordinary Shares following the closing of the Merger and the Holdco Ordinary Shares may trade at a price less than the current market price of Naked Common Stock.

Even if the combined company is successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their ordinary shares. If a public market for the combined Holdco’s ordinary shares does not develop, investors may not be able to re-sell their ordinary shares, rendering their shares illiquid and possibly resulting in a complete loss of their investment. Holdco cannot predict the extent to which investor interest in the combined company will lead to the development of an active, liquid trading market. The trading price of and demand for Holdco Ordinary Shares following completion of the Merger and the development and continued existence of a market and favorable price for the Holdco Ordinary Shares will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results and prospects of Holdco, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for Holdco Ordinary Shares to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise affect negatively the price and liquidity of Holdco Ordinary Shares. Many of these factors and conditions are beyond the control of Holdco or Holdco shareholders.

Because the number of Holdco Ordinary Shares that are issuable to the shareholders of Bendon in the Holdco reorganization is adjustable depending on the net debt of Bendon and the net assets of Naked, as finally determined in accordance with the Merger Agreement, Naked shareholders cannot be certain of the precise percentage ownership of Holdco that they will hold immediately following the closing of the Merger.

The number of Holdco Ordinary Shares that are issuable to the shareholders of Bendon in the Holdco reorganization is adjustable depending on the net debt of Bendon and net assets Naked, as finally determined in accordance with the Merger Agreement. If it is finally determined that the Naked Closing Net Assets (as defined in the Merger Agreement) are less than the Net Asset Amount (as defined in the Merger Agreement), then the number of Holdco ordinary shares issuable to Bendon will be increased by the number equal to the product obtained by multiplying the difference in the asset amount by 11.634. If, however, the Naked Closing Net Assets are greater than the Net Asset Amount, then then the number of Holdco ordinary shares issuable to Bendon will be reduced by the same ratio. Additionally, if the Bendon Closing Net Debt (as defined in the Merger Agreement) exceeds the Net Debt Amount (as defined in the Merger Agreement), then then the number of Holdco ordinary shares issuable to Bendon will be reduced by the number equal to the product obtained by multiplying the difference in the debt amount by 0.833. If, however, the Bendon Closing Net Debt is less than the Net Debt Amount, then then the number of Holdco ordinary shares issuable to Bendon will be increased by the same ratio. Since the Naked Closing Net Assets and Bendon Closing Net Debt will not be determined until the closing of the Merger, Naked shareholders cannot be certain of the exact percentage ownership of Holdco that they will hold immediately following the closing of the Merger.

Failure to complete the Merger could harm Naked’s future business and operations.

If the Merger is not completed, Naked is subject to the following risks, among others:

•	costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;
•	if the Merger Agreement is terminated under certain circumstances, Naked may be required to issue to Bendon 1,250,000 shares of Naked Common Stock (not subject to a registration statement), as adjusted for any stock splits, stock combinations, stock dividends or similar transactions affecting Naked Common Stock;
•	the attention of management of Naked may have been diverted to the Merger rather than to the Company’s operations and the pursuit of other opportunities that could have been beneficial to it;
•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;
•	the price of Naked stock may decline and remain volatile;
•	Naked will have been subject to certain restrictions on the conduct of its business which may have prevented it from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and
•	Naked may be subject to litigation related to the Merger or any failure to complete the Merger.

In addition, if the Merger Agreement is terminated and the board of directors of Holdco determines to seek another business combination, there can be no assurance that Naked will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by Holdco in the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Naked or Holdco can refuse to complete the Merger if there is a material adverse change affecting the other party between the signing date of the Merger Agreement, and the planned closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Naked or Holdco, including the following events (except, in some cases, where the change has a disproportionate effect on a party):

•	changes generally affecting the economy, financial or securities markets;
•	the announcement of the Merger and the transactions contemplated by the Merger Agreement, including the impact thereof on the relationships of a party with its employees, customers, suppliers or partners;
•	the outbreak or escalation of war or any act of terrorism, civil unrest or natural disasters;
•	changes (including changes in law) or general conditions in the industry in which the party operates;
•	changes in GAAP (or the authoritative interpretation of GAAP); or
•	compliance with the terms of, or the taking of any action required by the Merger Agreement.

If adverse changes occur and Naked and Holdco still complete the Merger, the combined company’s stock price may suffer. This in turn may reduce the value of the Merger to the stockholders of Naked.

The pendency of the Merger could materially adversely affect the business and operations of Naked or result in a loss of its employees, which, consequently, could materially adversely affect the business and operations of the combined company.

Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on Naked and its business and, consequently, on the combined company. These uncertainties may impair Naked’s ability to attract, retain and motivate employees until the completion of the Merger, which may have a material adverse effect on Naked if the Merger is not completed. If employees depart because of issues concerning employment security and difficulty of integration or a desire not to remain with the combined company, Holdco’s business could be adversely affected. Similarly, uncertainties about the effect of the Merger could cause customers, suppliers and others who deal with Naked to change their existing business relationships, which could negatively affect revenues, earnings and cash flows of Naked, as well as the market price of Naked Common Stock, regardless of whether the Merger is completed. The realization of any of these risks may materially adversely affect the business and financial results of the combined company.

Current shareholders will have a reduced ownership and voting interest in the combined company after the Merger.

As a result of the Merger, Naked stockholders are expected to hold approximately 7% of the combined company’s outstanding ordinary shares immediately following completion of the Merger on a fully diluted basis. Holdco shareholders and Naked stockholders currently have the right to vote for their respective directors and on other matters affecting the applicable company. When the Merger occurs, each Naked stockholder that receives ordinary shares of the combined company will hold a percentage ownership of the combined company that will be significantly smaller than the stockholder’s current percentage ownership of Naked. The combined company will be controlled by Bendon’s affiliates, which will own approximately 93% of all shares of the combined company on a fully diluted basis. As further discussed below, Bendon and its affiliates, will be able to exercise significant influence over the combined company’s business policies and affairs due to its large ownership percentage. As a result of their reduced ownership percentages, former Naked stockholders will have less voting power in the combined company than they now have with respect to Naked.

Bendon and its affiliates will exercise significant influence over the combined company, and their interests in the combined company may be different than yours.

Following the completion of the Merger, Bendon and its affiliates will beneficially own approximately 93% of the outstanding common stock of the combined company calculated on a fully diluted basis. Accordingly, Bendon and its affiliates will be able to exercise significant influence over the combined company’s business policies and affairs, including the composition of the combined company’s board of directors and any action requiring the approval of the combined company’s stockholders. The interests of Bendon and its affiliates may conflict with your interests. For example, these shareholders may support certain long-term strategies or objectives for the combined company which may not be accretive to shareholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of the combined company, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of these parties. This significant concentration of share ownership may adversely affect the trading price for the combined company’s common stock because investors often perceive disadvantages in owning stock in companies with shareholders who own significant percentages of a company’s outstanding stock.

Some of the Naked officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain officers of Naked participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, continued service as an executive officer or director of the combined company and the right to continued indemnification for directors, executive officers and former directors and executive officers of Naked following the completion of the Merger.

The Merger Agreement limits Naked’s ability to pursue alternatives to the Merger, which could discourage a potential acquirer of Naked from making an alternative transaction proposal and, in certain circumstances, could require Naked to issue to Bendon a substantial number of shares of Naked Common Stock.

Under the Merger Agreement, Naked is restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Merger. In general, unless and until the Merger Agreement is terminated, Naked is restricted from, among other things, soliciting, initiating or knowingly taking any action to facilitate or encourage a competing acquisition proposal. The board of directors of Naked is limited in its ability to change its recommendation with respect to the Merger. Naked may terminate the Merger Agreement and enter into an agreement with respect to a superior offer only if specified conditions have been satisfied, including (i) compliance with the non-solicitation provisions of the Merger Agreement, (ii) the expiration of certain waiting periods during which Holdco may propose changes to the Merger Agreement so the superior offer is no longer a superior offer and (iii) the issuance to Bendon of 1,250,000 shares of Naked Common Stock (not subject to a registration statement), as adjusted for any stock splits, stock combinations, stock dividends or similar transactions affecting Naked Common Stock.

The fairness opinion rendered to the board of directors of Naked by Noble Capital Markets will not reflect changes in circumstances, including general market and economic conditions or the prospects of Naked or Holdco, between the signing the Merger Agreement and the completion of the Merger.

Noble Capital Markets (“Noble”) has issued to the Naked board of directors a written opinion, subject to the terms, conditions and qualifications set forth therein, as of the date of execution of the Merger Agreement, the consideration to be received by the shareholders of Naked is fair to the shareholders of Naked from a financial point of view. Naked’s board of directors has not obtained an updated fairness opinion as of the date of this quarterly report on Form 10-Q. Importantly, the Noble opinion does not reflect changes that may occur or may have occurred after the date of the opinion, including changes in the operations, performance and prospects of Naked or Holdco, general market and economic conditions and other factors that may be beyond the control of Naked or Holdco, and on which the fairness opinion was based, that may alter the value of Naked, Bendon or Holdco or the prices of shares of Naked common stock or Holdco common stock by the time the Merger is completed. The Noble opinion does not speak as of the time the Merger will be completed or as of any date other than the date of execution of the Merger Agreement. Because Naked does not anticipate asking Noble to update its opinion, the opinion will not address the fairness of the terms the Merger consideration, from a financial point of view, at the time the Merger is completed.

Litigation may be instituted against Naked, members of the Naked board of directors, Holdco and members of the Holdco board of directors challenging the Merger, and adverse judgments in these lawsuits may prevent the Merger from becoming effective within the expected timeframe or at all.

Naked, members of the Naked board of directors, Holdco and members of the Holdco board of directors may be named as defendants in class action lawsuits or other proceedings that may be brought by Naked stockholders challenging the Merger. If the plaintiffs in any actions that may be brought are successful, these adverse judgments may prevent the parties from completing the Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful, the costs of defending against such claims could adversely affect the financial condition of Naked or Holdco and such actions could adversely affect the reputations of Naked and Holdco and members of their respective boards of directors or management.

Naked will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect the financial results of Naked, Holdco and/or the combined company.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on Naked. These uncertainties may impair Naked’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with Naked to seek to change existing business relationships with Naked. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources of Naked. Any significant diversion of Naked’s management attention away from its ongoing businesses, and any difficulties encountered in the transition and integration process, could affect the financial results of Naked.

In addition, the Merger Agreement restricts Naked, without the consent of Holdco, from making certain acquisitions and dispositions and taking other specified actions while the Merger is pending. These restrictions may prevent Naked from pursuing attractive business opportunities and making other changes to their respective businesses prior to completion of the Merger or termination of the Merger Agreement.

The Holdco Ordinary Shares to be received by Naked shareholders as a result of the Merger will have different rights from the shares of Naked common stock.

Upon completion of the Merger, Naked shareholders will become shareholders of the combined company and their rights as shareholders will be governed by Holdco’s certificate of registration and constitution. The combined company will be an Australian company and certain of the rights associated with the combined company ordinary shares will be different from the rights associated with Naked common stock.

The lack of a public market for Holdco’s shares makes it difficult to evaluate the fairness of the Merger, thus the stockholders of Naked may receive consideration in the Merger that is greater than or less than the fair market value of their Naked shares.

The outstanding ordinary shares of Holdco are privately held and are not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Holdco. Because the number of Holdco Ordinary Shares to be issued to Naked stockholders was determined based on negotiations between the parties, it is possible that the value of the combined company ordinary shares to be issued in connection with the Merger may be less than expected.

If the conditions to the completion of the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Naked, additional specific conditions must be satisfied or waived (to the extent permitted under applicable law) in order to complete the Merger, including, among others:

•	Holdco’s Registration Statement on Form F-4 shall have become effective, and no stop order suspending effectiveness shall have been issued and remain in effect,
•	the completion of the Reorganization (as defined in the Merger Agreement) of Holdco;
•	the Holdco ordinary shares issuable to Naked’s stockholders in the Merger in accordance with the Merger Agreement will have been authorized for listing on the Nasdaq or NYSE,
•	no governmental entity shall have enacted any law or order which is in effect and which has the effect of making the Merger, the Reorganization or the other transactions contemplated by the Merger Agreement illegal or otherwise prohibiting consummation of the Merger, the Reorganization or the other transactions contemplated by the Merger Agreement,
•	no action, suit or proceeding shall be pending or threatened before any governmental entity which is reasonably expected to, among other things, prevent consummation of any of the transactions contemplated by the Merger Agreement or cause any of the transactions contemplated by the Merger Agreement to be rescinded following consummation,
•	the representations and warranties of each party to the Merger Agreement shall be true and correct subject to certain materiality qualifiers, and
•	each party shall have performed or complied with all agreements and covenants required by the Merger Agreement to be performed or complied with by it at or prior to the closing date.

These and other conditions are described in detail in the Merger Agreement. We cannot assure you that all of the conditions to the Merger will be satisfied. If the conditions to the Merger are not satisfied or waived (to the extent permitted under applicable law), the Merger will not occur or will be delayed, and Naked may lose some or all of the intended benefits of the Merger.

Delays in completing the Merger may substantially reduce the expected benefits of the Merger.

Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, Naked expects. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the benefits that Holdco and Naked expect to achieve from the Merger and the integration of their respective businesses. In addition, subject to certain exceptions, either of Naked and Holdco may terminate the Merger Agreement on notice to the other if the Merger is not completed by October 30, 2017.

Naked stockholders will not be entitled to appraisal rights in the Merger.

Current holders of Naked common stock will not be entitled to dissenters’ or appraisal rights in the Merger with respect to their shares of Naked common stock under Nevada law. Pursuant to the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each share of Naked common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Naked or its wholly-owned subsidiary, Naked, Inc., which will be cancelled at the Effective Time without further consideration) will be automatically cancelled and extinguished and converted into the right to receive one Holdco Ordinary Share.

The combined company may not be able to meet the listing standards to trade on the Nasdaq or NYSE, which could adversely affect the liquidity and price of the combined company’s common stock.

It is a condition to the consummation of the Merger that the stock of the combined company be listed on the Nasdaq or NYSE following the Merger. The listing qualification standards for new issuers are stringent and, although the combined company may explore various actions to meet the minimum listing requirements, there is no guarantee that any such actions will be successful in bringing it into compliance with the requirements of the Nasdaq or NYSE. Even if the stock of the combined company is listed on the Nasdaq or NYSE, no assurance can be given that the combined company will comply with the requirements for continued listing set by the Nasdaq or NYSE at all times in the future. If the combined company fails to comply with the requirements for continued listing set by the Nasdaq or NYSE, the combined company could be delisted from the Nasdaq or NYSE, which could have a material adverse effect on its business and financial condition. If the combined company fails to achieve listing of its common stock on the Nasdaq or NYSE, the Merger may not close.

Holdco, the surviving corporation in the Merger, has never previously been a US reporting company.

Holdco, which will be the surviving corporation in the Merger, has never previously been a reporting company in the United States subject to U.S. federal and state securities laws, including the reporting obligations of the Exchange Act and other requirements of the Sarbanes-Oxley Act. The combined company will be required to increase its compliance efforts and incur significant costs in connection with complying with public company requirements under U.S. federal and state securities laws. The attention of management may be diverted on a frequent basis in order to carry out public company reporting and related obligations, rather than directing their full time and attention to the operation and growth of the business. Employees and some members of the management team have had limited experience working for a US reporting company, increasing the risk of non-compliance. The combined company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud or misconduct by persons inside or outside the combined company. Similarly, if the combined company fails to maintain an effective system of internal control over financial reporting, the combined company may not be able to accurately report its financial condition, results of operations or cash flows. Noncompliance with U.S. federal and state securities laws and other regulatory requirements could result in administrative or other penalties or civil or criminal judgments against the combined company or harm to the combined company’s reputation. These consequences could affect investor confidence in the combined company and cause the price of the stock to decline, result in the delisting of the combined company’s shares from the Nasdaq or NYSE, require the payment of fines or other amounts, distract management’s time and attention to the business or result in the loss of customer or supplier relationships, thus reducing the value of the

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Date: June 14, 2017	NAKED BRAND GROUP INC.

	By:	/s/Kai-Hsiang Ling
Kai-Hsiang Lin, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of 10% Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, as filed with the SEC on November 9, 2016).

10.1	Agreement and Plan of Reorganization dated May 25, 2017 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on May 25, 2017).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

