Form 10-Q
period 2017-07-31
NAKED BRAND GROUP INC.
filed 2017-09-14
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37662

NAKED BRAND GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Madison Avenue, Suite 1505, New York, New York, 10016

(Address of principal executive offices) (Zip code)

646-653-7710

(Registrant’s telephone number, including area code)

10th Floor – 95 Madison Avenue, New York, New York, 10016

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

As of September 14, 2017, there were 10,342,191 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; relationships with retailers, wholesalers and other business partners; express or implied regarding future financial performance, the effects of Naked’s and Bendon’s business models, the effects of the of the proposed business combination, the transactions contemplated thereby or any other actions to be taken in connection therewith; Naked’s continued listing on the NASDAQ Capital Market until closing of the proposed business combination; Holdco’s anticipated listing on the NASDAQ Capital Market or the NYSE in connection with the closing of the proposed business combination; expectations regarding the capitalization, resources and ownership structure of Holdco; the adequacy of Holdco’s capital to support its future operations; Naked’s and Bendon’s plans, objectives, expectations and intentions; the nature, strategy and focus of the combined company; Bendon’s acquisition of the Frederick’s of Hollywood licenses and potential benefits of the Frederick’s of Hollywood global online licenses; the timing of the filing of the proxy statement/prospectus and completion of the proposed business combination; the executive and board structure of Holdco; and expectations regarding voting by Naked’s stockholders. Naked, Bendon and/or Holdco may not actually achieve the plans, carry out the intentions or meet the expectations disclosed in the forward-looking statements and you should not place undue reliance on these forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, risks and uncertainties associated with stockholder approval of and the ability to consummate the proposed business combination through the process being conducted by Naked, Holdco and Bendon, the ability of Naked, Holdco and Bendon to consummate the transaction contemplated by the Merger Agreement, the risk that one or more of the conditions to closing contained in the Merger Agreement may not be satisfied, including, without limitation, the effectiveness of the registration statement to be filed with the SEC or the listing of Holdco’s ordinary shares on the NASDAQ Capital Market or the NYSE, the lack of a public market for ordinary shares of Holdco and the possibility that a market for such shares may not develop, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the availability of sufficient resources of the combined company to meet its business objectives and operational requirements, the ability to realize the expected synergies or savings from the proposed business combination in the amounts or in the timeframe anticipated, the risk that competing offers or acquisition proposals will be made, the ability to integrate Naked’s and Bendon’s businesses in a timely and cost-efficient manner, the inherent uncertainty associated with financial projections, and the potential impact of the announcement or closing of the proposed business combination on customer, supplier, employee and other relationships. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 26, 2017, or Quarterly Report on Form 10-Q filed with the SEC on June 14, 2017, and elsewhere in this Form 10-Q and those described from time to time in our future reports filed with the SEC.

CERTAIN TERMS USED IN THIS FORM 10-Q

Unless expressly indicated or the context requires otherwise, the terms “Naked,” the “Company,” “we,” “us,” and “our” in this document refer to Naked Brand Group Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary, Naked Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended July 31, 2017

Naked Brand Group Inc.

Interim Condensed Consolidated Balance Sheets

(Expressed in United States Dollars)

	July 31, 2017	January 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$2,468,826	$879,014
Accounts receivable, net of allowances of $29,668 (January 31, 2017: $29,668)	198,043	-
Due from factor	109,577	-
Inventory, net of allowances of $375,784 (January 31, 2017: $375,784)	2,278,309	2,228,813
Related party advances receivable	149,768	-
Prepaid expenses and deposits	175,666	496,721
Total current assets	5,380,189	3,604,548

Intangible assets, net	80,875	80,875

TOTAL ASSETS	$5,461,064	$3,685,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables and accrued liabilities	$752,393	$1,761,367
Interest payable	-	7,279
Factored line of credit	-	302,776
Promissory notes payable	3,450	256,450
Total current liabilities	755,843	2,327,872
Deferred compensation	-	37,037

TOTAL LIABILITIES	755,843	2,364,909

STOCKHOLDERS' EQUITY
Common stock
Authorized
2,000,000 shares of blank check preferred stock, no par value
18,000,000 shares of common stock, par value $0.001 per share
Issued and outstanding
10,342,191 shares of common stock (January 31, 2017: 6,560,964)	10,342	6,561
Common stock to be issued	14,141	1,670,003
Accumulated paid-in capital	66,680,301	56,829,778
Accumulated deficit	(61,993,318)	(57,179,583)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	4,705,221	1,320,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,461,064	$3,685,423

The accompanying notes are an integral part of these interim consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

Unaudited

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016

Net sales	$670,556	$293,011	$1,125,716	$740,638

Cost of sales	425,185	489,783	779,326	797,652

Gross profit	245,371	(196,772)	346,390	(57,014)

Operating Expenses
General and administrative expenses	1,861,923	3,077,918	5,124,586	5,732,539
Foreign exchange	(6,962)	1,110	(6,199)	462

Total operating expenses	1,854,961	3,079,028	5,118,387	5,733,001

Operating loss	(1,609,590)	(3,275,800)	(4,771,997)	(5,790,015)

Interest expense	16,079	17,353	41,493	36,469
Accretion of debt discounts and finance charges	14	8,627	245	15,391

Total other expense	16,093	25,980	41,738	51,860

Net loss	$(1,625,683)	$(3,301,780)	$(4,813,735)	$(5,841,875)

Net loss per share
Basic and Diluted	$(0.16)	$(0.54)	$(0.49)	$(0.96)

Weighted average shares outstanding
Basic and Diluted	10,342,191	6,072,482	9,800,363	6,072,482

The accompanying notes are an integral part of these interim consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Expressed in US Dollars)

(Unaudited)

						Accumulated
			Accumulated			Other	Total
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	to be issued	Deficit	Loss	Equity
Balance, February 1, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086
Shares issued pursuant to the conversion of debt	202,520	203	228,078	-			228,281
Shares issued in a public offering	288,462	288	299,712	1,655,003			1,955,003
Stock based compensation	-	-	5,348,647	-	-	-	5,348,647
Net loss for the period	-	-	-	-	(10,798,503)	-	(10,798,503)
Balance, January 31, 2017	6,560,964	$6,561	$56,829,778	$1,670,003	$(57,179,583)	$(6,245)	$1,320,514
Shares issued in a public offering	1,592,175	1,592	1,654,270	(1,655,862)	-	-	-
Shares issued in an at-the-market offering	2,189,052	2,189	5,497,534	-	-	-	5,499,723
less; commission	-	-	(192,490)	-	-	-	(192,490)
Conversion of accrued salary compensation	-	-	654,637	-	-	-	654,637
Stock based compensation	-	-	2,236,572	-	-	-	2,236,572
Net loss for the period	-	-	-	-	(4,813,735)	-	(4,813,735)
Balance, July 31, 2017	10,342,191	$10,342	$66,680,301	$14,141	$(61,993,318)	$(6,245)	$4,705,221

The accompanying notes are an integral part of these interim consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

for the six months ended July 31,	2017	2016

Cash flows from operating activities
Net loss	$(4,813,735)	$(5,841,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	(2,070)
Provision for obsolete inventory	-	113,000
Depreciation and amortization	-	5,805
Stock based compensation	2,236,572	2,828,562
Changes in operating assets and liabilities:
Accounts receivable	(198,043)	129,492
Due from factor	(109,577)	-
Related party advances receivable	(149,768)	-
Prepaid expenses and deposits	321,055	302,416
Inventory	(49,496)	(720,133)
Trade payables and accrued liabilities	(354,337)	102,667
Interest payable	(7,279)	(3,057)
Deferred compensation	(37,037)	(66,666)

Net cash used in operating activities	(3,161,645)	(3,151,859)

Cash flows from financing activities
Proceeds from share issuances, net	5,307,233	(600,000)
Repayments of promissory notes	(253,000)	-
Repayments under factoring arrangements	(302,776)	(592,729)
Advances under factoring arrangements	-	300,000

Net cash provided by (used in) financing activities	4,751,457	(892,729)

Net increase (decrease) in cash	1,589,812	(4,044,588)

Cash at beginning of the period	879,014	4,780,994

Cash at end of the period	$2,468,826	$736,406

Cash paid during the period for:
Interest	$-	$20,909
Income Taxes	$-	$-

Non-cash financing activities:
Extinguishment of accounts payable with equity	$654,637	$-

The accompanying notes are an integral part of these interim consolidated financial statements

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

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

On July, 26, 2017, Naked entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement. The Amendment provides that, among other things, the date on which Holdco will use best efforts to file the registration statement on Form F-4 in connection with the Merger has been extended to August 25, 2017, and Bendon has agreed to pay certain public company operating expenses of Naked not to exceed $130,000 per month for the months of September and October 2017.

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

Upon completion of the Merger, each issued and outstanding share of Naked common stock (“Naked Common Stock”) will be converted into the right to receive one Holdco Ordinary Share, resulting in Naked stockholders owning approximately seven percent (7%) of Holdco.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the accuracy of the other party’s representations and warranties; (ii) performance in all material respects by the other party of its obligations under the Merger Agreement; (iii) the listing of Holdco Ordinary Shares on the Nasdaq Capital Market or the New York Stock Exchange (“NYSE”), subject to official notice of issuance; (iv) the declaration of effectiveness by the SEC of the registration statement on Form F-4 filed by Holdco in connection with the transactions (the “Registration Statement”); (v) Naked stockholder’s approving the Merger Agreement and the transactions contemplated thereby at a meeting called for such purposes (the “Stockholder Meeting”); and (vi) other conditions as further described in the Merger Agreement.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

1.	Nature of Business – Continued

The Merger Agreement also contains specified termination rights, including the right to terminate the Merger Agreement (i) by mutual agreement of the parties to terminate; (ii) by either party if (1) the Merger has not been consummated by December 31, 2017 (the “Outside Date”), except if the primary reason the Merger has not been consummated is because of the continued review of the Registration Statement by the SEC or the Holdco Ordinary Shares have not been approved for listing on the Nasdaq Capital Market or the NYSE, in which case the Outside Date shall be fifteen (15) days after the later of the completion of the Special Meeting and approval of all regulatory bodies and Nasdaq or the NYSE, (2) any law or order permanently prohibits consummation of the Merger, or (3) Naked stockholder approval is not obtained by the Outside Date; (iii) by either party if the other party has breached or failed to perform in any material respect any of its representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions); and (iv) by Naked if (1) Bendon substantially changes its business as conducted as of the date of the Merger Agreement, or (2) Naked accepts a Superior Proposal (as defined in the Merger Agreement).

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

As of July 31, 2017, the Company had not yet achieved profitable operations, had incurred a net loss of $4,813,735 and had an accumulated deficit of $61,993,318 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. In addition, the terms of the Merger Agreement with Bendon may restrict us from pursuing any of these alternatives without first obtaining consents, which we may not be able to obtain on acceptable terms, or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the six months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

The interim condensed consolidated balance sheet at January 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

3.	Basis of Presentation (continued)

These unaudited condensed consolidated interim financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended January 31, 2017.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. The Company has determined that as of July 31, 2017, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments.

At July 31, 2017 and January 31, 2017, the net book value of substantially all long-lived assets were located in the United States.

Loss per share

Net loss per share was determined as follows:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Numerator
Net loss	$(1,625,683)	$(3,301,780)	$(4,813,735)	$(5,841,875)
Denominator
Weighted average common stock outstanding	10,342,191	6,072,482	9,800,363	6,072,482

Basic and diluted net loss per share	$(0.16)	$(0.54)	$(0.49)	$(0.96)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	1,627,010	1,645,198	1,627,010	1,645,198
Options outstanding	3,487,399	2,129,899	3,487,399	2,129,899
	5,114,409	3,775,097	5,114,409	3,775,097

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 was effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2015-15”). Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update were effective for annual periods ending after December 15, 2016, with early adoption permitted. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires a company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance must be applied prospectively and was effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The standard became effective for the Company on February 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

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

4.	Inventory

Inventory of the Company consisted of the following at July 31, 2017 and January 31, 2017:

	July 31, 2017	January 31, 2017
Finished goods	$2,654,093	$2,604,597
Less: allowance for obsolete inventory	(375,784)	(375,784)
Total inventory	$2,278,309	$2,228,813

Balances at July 31, 2017 and January 31, 2017 are recorded at historical cost, less amounts for potential declines in value. At July 31, 2017, management has recorded an allowance for obsolescence of $375,784 (January 31, 2017: $375,784) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

5.	Intangible Assets

Intangible assets of the Company consisted of the following at July 31, 2017 and January 31, 2017:

	July 31, 2017	January 31, 2017	Useful life (Years)
Trade Names/Trademarks	$80,875	$80,875	Indefinite
Website	49,512	49,512	2
	130,387	130,387
Less: accumulated amortization	(49,512)	(49,512)
	$80,875	$80,875

The Company did not record any amortization expense during the three and six months ended July 31, 2017 and 2016.

6.	Related Party Transactions and Balances

Related Party Balances

At July 31, 2017, included in advances receivable is $149,768 (January 31, 2017: $Nil) owing from Bendon for expenses incurred by the Company on behalf of the Bendon. The amount due from Bendon is unsecured, non-interest bearing and has no specific repayment terms.

At January 31, 2017, included in accounts payable and accrued liabilities is $75,686 owing to directors and officers of the Company for reimbursable expenses and $53,500 owing to Bendon for expenses incurred on behalf of the Company. These amounts were unsecured, non-interest bearing and had no specific terms of repayment.

Related Party Transactions

During the three and six months ended July 31, 2017, included in general and administrative expenses is $23,000 and $61,969, respectively (2016: $68,904 and $131,117, respectively), in respect of marketing fees, of which $nil and $169, respectively (2016: $20,797 and $29,910, respectively) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and director (the “CEO”) of the Company for a term of three years whereby the CEO was entitled to a base salary of $400,000 per year, provided the CEO would forgo the first twelve months of the base salary and only receive minimum wage during that period. The total base salary compensation due under this employment agreement was amortized on a straight-line basis over the term of the employment agreement to June 10, 2017.

On June 10, 2015, the CEO became eligible to receive her full base salary pursuant to the terms of her employment agreement, however, such base salary was accrued but not paid through February 28, 2017. The CEO had agreed to allow the Company to defer payment of her salary provided such amounts accrued interest at a rate of 3% per annum. On March 13, 2017, the CEO surrendered accrued base salary compensation plus interest accrued to February 28, 2017 in the amount of $654,637, including base salary compensation payable of $638,724 plus accrued interest on such amounts of $15,913. On the same day, the Company granted to the CEO 1,200,000 options to purchase shares of the Company’s common stock at an exercise price of $2.14 per a period of four years from the date of issuance. The surrendered accrued base salary compensation was recorded as a contribution to equity during the six months ended July 31, 2017.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

6.	Related Party Transactions and Balances (Continued)

Related Party Transactions (Continued)

In connection with a Joint Factoring Agreement (Note 7), the CEO executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations and also agreed to provide her own brokerage account as security for the Obligations (as defined in Note 7)). Accordingly, in connection with her brokerage account the CEO entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, the CEO agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account. Effective June 28, 2017, the Company had repaid all advances received under the terms of the Joint Factoring Agreement and the Company entered into an Amendment to the Joint Factoring Agreement pursuant to which the personal guarantee of the CEO was terminated.

7.	Factoring Line of Credit

Under the terms of the Joint Factoring Agreement dated June 14, 2016, the Company may assign eligible accounts receivable (the “Accounts”) to Wells Fargo in exchange for loans and advances (each such loan or advance, an “Advance”) up to an aggregate amount (the “Borrowing Base”) not to exceed the lesser of (i) $6,000,000 or (ii) the sum of up to 80% of trade receivables deemed eligible by Wells Fargo plus (A) the lesser of up to (x) 50% of the value, calculated at the lower of cost or market, of finished goods, warehoused inventory deemed eligible by Wells Fargo or (y) $500,000, plus (B) the lesser of (x) up to 75% of marketable securities held in a blocked security account, subject to an account control agreement in favor of Wells Fargo (the “Securities Account”).

In connection with Wells Fargo’s services under the Joint Factoring Agreement, Wells Fargo receives a commission equal to the Factoring Commission Percentage (as defined in the Joint Factoring Agreement) multiplied by the gross invoice amount of each Account purchased, which is charged to the Company’s account on the date a related Advance is made. During the initial term of the Joint Factoring Agreement, Wells Fargo would receive minimum commissions equal to $24,000, $36,000 and $50,000 during the first, second and third year, respectively (the “Minimum Commissions”).

The Company bears the risk of credit loss on the Accounts, except where Wells Fargo provides credit approval in writing on such Account. The Advances would bear interest on the daily net balance of any moneys owed at a rate of LIBOR plus 3%. All obligations under the Joint Factoring Agreement, including the Advances (collectively, the “Obligations”), were payable on demand and may be charged by Wells Fargo to the Company’s account at any time.

The Company accounted for invoices sold to the Wells Fargo under the Joint Factoring Agreement as a sale of financial assets.

Effective June 28, 2017, the Company had repaid all loans and advances received under the Joint Factoring Agreement. The Company and Wells Fargo entered into an Amendment to the Joint Factoring Agreement pursuant to which the Parties agreed to amend certain terms of the agreement as follows: (i) no further advances would be available under the Joint Factoring Agreement; (ii) Wells Fargo would not be entitled to the Minimum Commissions; (iii) the Company may terminate the Joint Factoring Agreement upon seven days’ written notice to Wells Fargo and Wells Fargo may terminate the Joint Factoring Agreement upon thirty days’ written notice to the Company; (iv) the Guaranty (Note 6) was terminated in its entirety.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

7.	Factoring Line of Credit (Continued)

Under the terms of the Joint Factoring Agreement, as amended, the Company bears the financial risk associated with the factored receivables. Consequently, the Company no longer accounts for invoices assigned to Wells Fargo for collections as a sale of financial assets.

Factor expenses and interest charged to operations during the three and six months ended July 31, 2017 were $19,254 and $36,963 (2016: $5,907 and $11,736). At July 31, 2017, an amount of $109,577 was due from the factor to the Company for collection of accounts receivable under the terms of the Joint Factoring Agreement, as amended. At January 31, 2017, $302,776 was owed to the factor for advances made to the Company, net of repayments of such advances through the sale of factored receivables.

8.	Promissory Notes Payable

	July 31, 2017	January 31, 2017
Unsecured promissory notes, accruing interest at a rate of 10% per annum maturing on the earlier of (i) May 7, 2017 or (ii) the date of closing of an equity financing (see (i))	$-	$253,000
Promissory notes, non-interest bearing, repayable upon the Company reporting net income from operations in a single month (see (ii))	3,450	3,450
	3,450	256,450
Less: current portion	(3,450)	(256,450)
	$-	$-

(i)	During the year ended January 31, 2017, the Company issued promissory notes in the aggregate principal amount of $253,000 in exchange for cash, including an amount of $153,000 to a director and officer of the Company. The promissory notes accrue interest at the rate of ten percent per annum and mature on the earlier to occur of (i) May 7, 2017 or (ii) the date of the closing date of an Equity Financing (as defined in the promissory note).

During the six months ended July 31, 2017, these promissory notes were repaid in full.

(ii)	On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At July 31, 2017, an amount of $3,450 (CDN$3,750) (2016: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

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

During the six months ended July 31, 2017 pursuant to and under the terms of the Agreement, as amended, the Company issued an aggregate of 2,189,052 shares of common stock for gross proceeds of $5,499,723, net proceeds of $5,307,233 after deducting commissions.

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At July 31, 2017, 509,601 options remained available for issuance under the 2014 Plan (January 31, 2017: 509,601 options).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

9.	Stockholders’ Equity (Continued)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended July 31, 2017 and January 31, 2017 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2016	2,191,274	$5.12	$7.86
Expired	(93,875)	$5.19
Forfeited	(70,000)	$5.12
Granted	260,000	$2.21	$1.41
Outstanding at January 31, 2017	2,287,399	$4.78
Granted	1,200,000	$2.14	$0.89
Outstanding at July 31, 2017	3,487,399	$3.87
Exercisable at July 31, 2017	3,206,179	$3.94

At July 31, 2017, the following stock options were outstanding, entitling the holder thereof to purchase shares of common stock of the Company as follows:

Number		Exercise Price	Expiry Date	Number Vested
15,000		10.00	October 9, 2017	15,000
1,250		10.00	February 1, 2018	1,250
3,750		10.00	May 1, 2018	3,750
2,000		10.00	April 1, 2019	2,000
25,000		10.00	July 30, 2022	25,000
1,536,750		5.12	June 6, 2024	1,536,750
25,000		6.00	June 10, 2024	25,000
37,500		5.12	February 3, 2025	25,000
37,500		4.48	February 25, 2025	25,000
6,250		4.80	July 6, 2025	6,250
337,399		4.40	August 18, 2026	231,179
10,000		2.50	February 25, 2026	10,000
100,000		2.50	November 1, 2026	100,000
150,000		2.00	November 1, 2026	-
1,200,000	*	2.14	March 13, 2021	1,200,000
3,487,399				3,206,179

*These stock options were issued outside of the 2014 Plan.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At July 31, 2017, the aggregate intrinsic value of stock options outstanding was $Nil and exercisable was $Nil (January 31, 2017: $Nil and $Nil, respectively).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

9.	Stockholders’ Equity (Continued)

Stock Based Compensation (Continued)

During the three and six months ended July 31, 2017, the Company recognized a total fair value of $553,985 and $2,195,766 (2016: $1,645,549 and $2,925,910, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $452,119 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to August, 2018.

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

Share Purchase Warrants

At July 31, 2017, the Company had 1,627,010 share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
12,451(1)	$10.00	August 10, 2017
3,750	$10.00	August 10, 2018
60,001	$6.00	April 4, 2019
555,968	$6.00	June 10, 2019
155,052	$3.00	June 10, 2019
168,883	$6.00	July 8, 2019
29,343	$3.00	July 8, 2019
24,625	$8.00	October 23, 2019
137,180	$4.80	December 23, 2020
365,688	$4.80	June 15, 2022
36,569(2)	$4.80	June 15, 2022
15,000	$4.80	July 6, 2022
62,500	$5.11	September 1, 2022

1,627,010

(1) These warrants expired unexercised subsequent to July 31, 2017

(2) These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

(Unaudited)

9.	Stockholders’ Equity (Continued)

Share Purchase Warrants (Continued)

During the fiscal year ended January 31, 2016, the Company issued an aggregate of 479,757 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense (recovery) of $(542) and $40,806 during the three and six months ended July 31, 2017 (2016: $15,717 and $(112,406)) in connection with warrants granted.

Certain of the warrants granted during the fiscal year ended January 31, 2016 become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement. The fair value of these warrants at issuance was calculated to be $168,500 based on the Black-Scholes option pricing model using the following assumptions: expected term 7 years, expected volatility 153.00%, expected dividend yield 0.00%, risk free interest rate 2.11%. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have been met.

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at February 1, 2016	1,645,198	$5.27
Expired	(18,188)	$4.00

Outstanding at January 31, 2017 and July 31, 2017	1,627,010	$5.29

10.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three and six months ended July 31, 2017, the Company had concentrations of sales with three customers equal to 31% and 29% of the Company’s net sales, respectively (2016: sales with two customers equal to 28% and 31%, respectively). As at July 31, 2017, the accounts receivable balances for these customers was $62,164 (January 31, 2017: $0).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

July 31, 2017

(Expressed in United States Dollars)

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

At July 31, 2017, the Company has not made all minimum royalty payments as they have become due and payable under the terms of the agreement, however as at July 31, 2017, the Company has not been provided a notice of default by the other party to the agreement and the Company has accrued all amounts due and payable under the terms of the agreement. If the other party provides such notice of default at a later date, this could affect the Company’s ability to sell certain portions of its inventory on hand and on order at July 31, 2017 that are covered under the royalty agreement. The Company is negotiating to settle the matter on terms that are agreeable to both parties. No provision has been made in the accompanying financial statements for any loss that might be incurred if a negotiated settlement is not able to be achieved.

The Company is committed to future minimum royalty payments as follows:

Year ending January 31,	Amount
2018	$175,000
2019	350,000
2020	262,500
$787,500

ii)	Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the agreement. The Company has negotiated a hold on the monthly cash retainer, effective March 1, 2016 and continuing indefinitely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumer through our online retail store www.wearnaked.com. We have a retail footprint for our men’s and women’s innerwear products in premium department and specialty stores and internet retailers in North America, including accounts such as Nordstrom.com, Dillard’s, Bloomingdale’s, Amazon.com, Soma.com, Saksfifthavenue.com, barenecessities.com and others.

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

On July 26, 2017, Naked entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement. The Amendment provides that, among other things, Holdco shall use its best efforts to file the registration statement on Form F-4 (the “Registration Statement”) by August 25, 2017, and Bendon has agreed to pay certain public company operating expenses of Naked not to exceed $130,000 per month for the months of September and October 2017. As of the date of this Quarterly Report on Form 10-Q the Registration Statement has not been filed.

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

Upon completion of the Merger, each issued and outstanding share of Naked common stock (“Naked Common Stock”) will be converted into the right to receive one Holdco Ordinary Share, resulting in Naked stockholders owning approximately seven percent (7%) of Holdco.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including Naked stockholder’s approving the Merger Agreement and the transactions contemplated thereby at a meeting called for such purposes (the “Stockholder Meeting”); and several other conditions as further described in the Merger Agreement.

The Merger Agreement, as amended also contains specified termination rights, including the right to terminate the Merger Agreement (i) by mutual agreement of the parties to terminate; (ii) by either party if (1) the Merger has not been consummated by December 31, 2017 (the “Outside Date”), except if the primary reason the Merger has not been consummated is because of the continued review of the Registration Statement by the SEC or the Holdco Ordinary Shares have not been approved for listing on the Nasdaq Capital Market or the NYSE, in which case the Outside Date shall be fifteen (15) days after the later of the completion of the Special Meeting and approval of all regulatory bodies and Nasdaq or the NYSE, (2) any law or order permanently prohibits consummation of the Merger, or (3) Naked stockholder approval is not obtained by the Outside Date; (iii) by either party if the other party has breached or failed to perform in any material respect any of its representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions); and (iv) by Naked if (1) Bendon substantially changes its business as conducted as of the date of the Merger Agreement, or (2) Naked accepts a Superior Proposal (as defined in the Merger Agreement).

On July 27, 2017, Naked and Bendon issued a joint press release announcing, among other things, Bendon’s entering into an agreement to acquire full ownership of FOH Online Corp., the exclusive licensee of the Frederick’s of Hollywood global online license, and the execution of the Amendment.

On September 12, 2017, as permitted by the Jumpstart Our Business Startups Act of 2012, Holdco has confidentially submitted a draft of the Registration Statement to the SEC.

Financial Highlights

Our net sales in the second quarter ended July 31, 2017 were $670,556, compared to $293,011 during the quarter ended July 31, 2016, an increase of 128.9% over the comparable period. Although we saw an increase in sales across all sales channels, the increases were most significantly driven by an increase in sales to all department store accounts, an increase in third party ecommerce sales, and an increase in specialty and retail store accounts.

During the fiscal quarter ended July 31, 2017, sales to department stores were approximately $313,700, or 46.8% of total net sales, as compared to $93,000 or 31.7% during the same period in 2016. The reason for the increase in department store sales is as a result of (i) an increase in sales across all departments store accounts, most significantly Dillards and Nordstrom online and (ii) the reversal of certain sales allowances recorded during fiscal 2017 as a result of the reduction of in-store merchandise at Nordstrom stores.

Net sales through our ecommerce store (www.wearnaked.com) were approximately $81,700 for the fiscal quarter ended July 31, 2017 compared to $74,100 in during the same period in 2016, an increase of 10.3%. Sales through our ecommerce store accounted for approximately 12.2% of total net sales in 2017 as compared to 25.3% of total net sales in 2016.

Net sales through third party ecommerce sites increased to approximately $73,600 for 2017 compared to $24,400 in 2016, an increase of 201.8%. Sales through these channels accounted for approximately 11.0% of total net sales in 2017 as compared to 8.3% of total net sales in 2016. This increase is attributable to new third-party ecommerce accounts added in fiscal 2017.

Sales to retail and specialty store accounts constituted approximately $116,400, or 17.4% of total net sales in 2017, as compared to $49,800, or 17.0% of total net sales in 2016. Total sales to retail and specialty store sales increased by approximately 133.9% over the comparative year, due to the addition of accounts.

During the three-month period ended July 31, 2017, we sold approximately $84,200 in out of season and overstock inventory through off price sales channels, compared to $49,500 in 2016. Sales to these customers accounted for approximately 12.6% of total net sales in the current quarter, as compared to 16.9% of total net sales in the comparative quarter in 2016.

During the three-month period ended July 31, 2017, men’s products constituted 51.7% of total sales and women’s products constituted 48.1% of total sales. The largest reason for the increase in proportion of men’s sales was a result of the reversal of sales allowances on men’s sales. Without the effect of this, men’s products would have comprised 45.9% of total sales and women’s products would have comprised 53.9% of total sales for the quarter. We continue to see most of our growth driven by our women’s collections.

During fiscal 2017, our gross margin was 36.6%, compared to (67.2)% in the comparative period ended July 31, 2016. The increase in gross margin was primarily an increase in inventory allowances in the comparative period. In addition, the increase in gross margin is a result of the reversal of sales allowances in the current period, due to a change in estimates triggered by a transition in department store accounts.

Our products are sold in North America; however, we believe our products appeal to men and women worldwide. We continue to explore international distribution relationships for our Naked products.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories.

THREE MONTHS ENDED JULY 31, 2017

Results of Operations

Revenue

Our net sales in the quarter ended July 31, 2017 were $670,556, compared to $293,011 during the second quarter of fiscal 2017, an increase of 128.9% over the comparable period. The increases were primarily driven by an increase in sales to all department store accounts, an increase in third party ecommerce sales, and an increase in specialty and retail store accounts.

Gross Margins

Our gross margin for the quarter ended July 31, 2017 was 36.6%, compared to (67.2)% in the comparative period ended July 31, 2016. The increase in gross margin was primarily an increase in inventory allowances in the comparative period. In addition, the increase in gross margin is a result of the reversal of sales allowances in the current period, due to a change in estimates triggered by a transition in department store accounts.

During the quarter ended July 31, 2017, men’s products constituted 51.7% of total sales and women’s products constituted 48.1% of total sales, compared to approximately 53.3% and 46.7%, respectively in 2016. Men’s sales in the current quarter were affected by a reversal of sales allowances, as discussed above.

Operating Expenses

	Three months ended July 31,		Change
General and administrative	2017	2016	$	%
Bad debts	-	714	(714)	(100.0)
Bank charges and interest	14,905	3,763	11,142	296.1
Consulting	119,755	40,110	79,645	198.6
Depreciation	-	2,598	(2,598)	(100.0)
Directors fees(1)	70,083	117,491	(47,408)	(40.4)
Insurance	35,383	14,945	20,438	136.8
Investor relations	36,828	15,775	21,053	133.5
Marketing	219,529	232,623	(13,094)	(5.6)
Occupancy and rent	54,000	60,348	(6,348)	(10.5)
Office and misc	35,226	53,697	(18,471)	(34.4)
Product development	79,554	148,938	(69,384)	(46.6)
Professional fees	220,735	166,310	54,425	32.7
Salaries and benefits(1)	905,180	2,110,784	(1,205,604)	(57.1)
Transfer agent and filing fees	21,469	22,791	(1,322)	(5.8)
Travel	8,572	11,192	(2,620)	(23.4)
Warehouse management	40,704	75,839	(35,135)	(46.3)
Total	1,861,923	3,077,918	(1,215,995)	(39.5)

(1) Included in director compensation is an amount of $70,083 (2016: $117,491) for non-cash stock option compensation and stock compensation charges. Included in salaries and benefits is an amount of $482,397 (2016: $1,538,986) for non-cash stock option compensation charges.

General and administrative expenses decreased during the quarter ended July 31, 2017 to $1,861,923, compared to $3,077,918 in the comparative quarter ended July 31, 2016, a decrease of 39.5%.

Of the total general and administrative expenses, $553,443 was related to non-cash stock option and warrant compensation charges for in 2017, as compared to $1,670,445 for 2016. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards. Stock based compensation charges decreased significantly during the current quarter, as compared to the quarter ended July 31, 2016 as a result of the completion of vesting of the majority of stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages.

The decrease in general and administrative expenses is mostly attributable to a decrease in salaries and wages expense, director fees, product development expenses and warehouse management costs. These decreases were partially offset by an increase in consulting, investor relations and professional fees, as further explained below.

Salaries and benefits decreased during the current period, mostly as a result of a large decrease in stock option compensation charges, as discussed above. There was also a decrease in salaries and wages expenses as a result of termination charges incurred in the comparative period.

Product development costs have decreased in the current period because we incurred higher product development costs in the comparative period in connection with the launch of our women’s collections.

 Warehouse management expenses decreased in 2017 as compared to 2016, as a result of the engagement of a new third-party warehouse at a lower cost.

Consulting fee expenses increased as a result of two main factors. We transitioned some management roles into a consulting relationship, contributing to a decrease in salaries and wages expenses and an increase in consulting fees. In addition, there was a recovery of stock option compensation charges in the comparative period for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased in that period, resulting in a recovery of consulting expenses.

Professional fees increased as a result of activities related to the proposed transaction with Bendon. The pending transaction necessitated an increase in professional fees as a result of corporate activities related to the merger

Investor relations fees increased because we engaged a strategic investor and media relations consultant to assist in public and investor relations activities in respect of the proposed merger.

Other income and expenses

We incurred interest expenses during the current quarter of of $16,079 as compared to $17,353 in 2016. Interest expenses are incurred in connection with the factoring of accounts receivable.

Financing and accretion charges were $14 for the quarter ended July 31, 2017 compared to $8,627 for the quarter ended July 31, 2016. Financing and accretion charges have decreased as a result of the repayment of all non-operating liabilities.

Net loss and comprehensive loss

Our net loss for the quarter ended July 31, 2017 was $(1,625,683), or $(0.16) per share, as compared to a net loss of $(3,301,780), or $(0.54) per share for the quarter ended July 31, 2016. The decrease in net loss in the current period is primarily due to the increase in net sales and the decrease in general and administrative expenses, as more fully described above.

SIX MONTHS ENDED JULY 31, 2017

Results of Operations

Revenue

Our net sales in the six-month period ended July 31, 2017 were $1,125,716, compared to $740,638 over the six-month period ended July 31, 2016, an increase of 52.0% over the comparable period. We saw an increase in net sales across all sales channels, but most significantly with third party ecommerce sites, department store accounts, and a new specialty/retail store account.

Gross Margins

For the six-month period ended July 31, 2017, our gross margin was 30.8%, compared to (7.7)% in the comparative period ended July 31, 2016. The increase in gross margin was primarily an increase in inventory allowances in the comparative period. In addition, the increase in gross margin is a result of the reversal of sales allowances in the current period, due to a change in estimates triggered by a transition in department store accounts.

Operating Expenses

	Six months ended July 31,		Change
General and administrative	2017	2016	$	%
Bad debts	-	(368)	368	100.0
Bank charges and interest	30,029	8,072	21,957	272.0
Consulting	359,115	(19,085)	378,200	1,981.7
Depreciation	-	5,805	(5,805)	(100.0)
Directors fees(1)	208,743	246,529	(37,786)	(15.3)
Insurance	70,987	14,945	56,042	375.0
Investor relations	144,953	40,118	104,835	261.3
Marketing	471,440	592,203	(120,763)	(20.4)
Occupancy and rent	108,000	99,104	8,896	9.0
Office and misc	65,943	109,186	(43,243)	(39.6)
Product development	126,283	271,778	(145,495)	(53.5)
Professional fees	587,874	268,935	318,939	118.6
Salaries and benefits(1)	2,800,333	3,805,130	(1,004,797)	(26.4)
Transfer agent and filing fees	41,691	30,811	10,880	35.3
Travel	29,812	45,462	(15,650)	(34.4)
Warehouse management	79,383	213,914	(134,531)	(62.9)
Total	5,124,586	5,732,539	(607,953)	(10.6)

(1) Included in director compensation is an amount of $183,473 (2016: $246,529) for non-cash stock option compensation and stock compensation charges. Included in salaries and benefits is an amount of $1,973,865 (2016: $2,699,260) for non-cash stock option compensation charges.

General and administrative expenses decreased during the quarter ended July 31, 2017 to $5,124,586, compared to $5,732,539 in the comparative quarter ended July 31, 2016, a decrease of 10.6%.

Of the total general and administrative expenses, $2,236,572 was related to non-cash stock option and warrant compensation charges for in 2017, as compared to $2,813,683 for fiscal 2016. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards.

The decrease in general and administrative expenses is mostly attributable to a decrease in salaries and wages expense, marketing, product development expenses and warehouse management costs. These decreases were partially offset by an increase in consulting, investor relations and professional fees, as further explained below.

Salaries and benefits decreased during the current period, mostly as a result of a large decrease in stock option compensation charges, as a result of the completion of vesting of certain stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages. There was also a decrease in salaries and wages expenses as a result of termination charges incurred in the comparative period.

Our marketing expenses decreased significantly for the six-month period ended July 31, 2017 as a result of expenses incurred in the comparative period for merchandising consulting, photoshoots and promotional material in connection with the launch of new collections, and expenses in that period associated with a collaboration and endorsement agreement with Dwyane Wade, including advanced royalty charges, photoshoots and promotional materials.

Product development costs have decreased in the current period because we incurred higher product development costs in the comparative period in connection with the launch of our women’s collections.

 Warehouse management expenses decreased in 2017 as compared to 2016, as a result of the engagement of a new third-party warehouse at a lower cost.

Certain general and administrative expenses increased as a result of activities related to the proposed transaction with Bendon. We engaged consultants to advise on the structure and fairness of the transaction, resulting in an increase in consulting fee expense. In addition, we engaged a strategic investor and media relations consultant to assist in public and investor relations activities in respect of the proposed Merger. In addition, the pending transaction has also resulted in an increase in professional fees as a result of corporate activities related to the proposed Merger.

Consulting fee expenses increased as a result of two other factors as well. We transition some management roles into a consulting relationship, contributing to a further decrease in salaries and wages expenses and an increase in consulting fees. In addition, there was a recovery of stock option compensation charges in the comparative period for stock options issued to non-employees, as a result of the application of the remeasurement principal for non-employee stock option awards.

Professional fees also increased in the six-month period ended July 31, 2017, as a result of financing related activities such as our “at-the-market” offering pursuant to which we sold an aggregate of 2,189,052 shares of our common stock for gross proceeds of $5,499,723 through Maxim Group LLC as sales agent (the “ATM”).

Other income and expenses

We incurred interest expenses for the six-month period ended July 31, 2017 of $41,493 as compared to $36,469 in 2016. Interest expenses are incurred in connection with the factoring of accounts receivable.

Financing and accretion charges were $245 for the six-month period ended July 31, 2017 compared to $15,391 for the period ended July 31, 2016.

Net loss and comprehensive loss

Our net loss for the six months ended July 31, 2017 was $(4,813,735), or $(0.49) per share, as compared to a net loss of $(5,841,875), or $(0.96) per share for the six-months ended July 31, 2016. The decrease in net loss in the current period is primarily due to the increase in net sales and decrease in general and administrative expenses, as more fully described above.

The decrease in net loss per share is also due to the increased number of shares outstanding compared to the comparative period, as a result of shares of common stock sold and issued in connection with the ATM.

Liquidity and FINANCIAL CONDITION

Liquidity

Our cash requirements have been principally to fund working capital needs, the development of new product lines and the procurement of inventory to support our growth.

As of July 31, 2017, the Company had cash totaling $2,468,826 and working capital of $4,624,346. The Company believes it has cash resources to fund its operations through the fourth quarter of fiscal 2018.

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

Working Capital (Consolidated)	July 31, 2017 (unaudited)	January 31, 2017
Current Assets	$5,380,189	$3,604,548
Current Liabilities	$755,843	$2,327,872
Working Capital	$4,624,346	$1,276,676

The increase in working capital during the period is primarily attributable to net proceeds of $5.3 million received in connection with the ATM offering agreement.

	Six months ended July 31,
Cash Flows	2017	2016
Cash Flows used in Operating Activities	$(3,161,645)	$(3,151,859)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by (used in) Financing Activities	4,751,457	(892,729)
Net change in Cash during Period	$1,589,812	$(4,044,588)

Operating Activities

Cash flows used in our operating activities was $3,161,645 for the six months ended July 31, 2017, compared to $3,151,859 for the comparative period in 2016. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $2,236,572 related to share based compensation charges.

Financing Activities

Proceeds from financing activities during the six months ended July 31, 2017 included net proceeds of $5,307,233 received in connection with the issuance of shares in connection with the ATM offering. This was partially offset by repayment of $302,776 under a factoring arrangement and $253,000 in short term loans.

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

Disclosure of Outstanding Share Data

As of September 14, 2017, there were 10,342,191 shares of our common stock issued and outstanding. In addition, at September 14, 2017, the total dilutive securities outstanding, including options and warrants was 5,101,958.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2017 and under the caption “Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K and Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as provided below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended January 31, 2017.

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

Date: September 14, 2017	NAKED BRAND GROUP INC.

	By:	/s/Kai-Hsiang Ling
Kai-Hsiang Lin, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 26, 2017 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on July 27, 2017).

4.1	Form of 10% Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, as filed with the SEC on November 9, 2016).

10.1	Agreement and Plan of Reorganization dated May 25, 2017 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on May 25, 2017).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

