Form 10-Q
period 2017-10-31
NAKED BRAND GROUP INC.
filed 2017-12-14
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 14, 2017, there were 10,342,191 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; relationships with retailers, wholesalers and other business partners; express or implied regarding future financial performance, the effects of Naked’s and Bendon Limited’s (“Bendon”) business models, the effects of the of the proposed business combination with Bendon Group Holdings Limited (“HoldCo), the transactions contemplated thereby or any other actions to be taken in connection therewith; Naked’s continued listing on the NASDAQ Capital Market until closing of the proposed business combination; Holdco’s anticipated listing on the NASDAQ Capital Market or the NYSE in connection with the closing of the proposed business combination; expectations regarding the capitalization, resources and ownership structure of Holdco; the adequacy of Holdco’s capital to support its future operations; Naked’s and Bendon’s plans, objectives, expectations and intentions; the nature, strategy and focus of the combined company; Bendon’s acquisition of the Frederick’s of Hollywood licenses and potential benefits of the Frederick’s of Hollywood global online licenses; the timing of the filing of the proxy statement/prospectus and completion of the proposed business combination; the executive and board structure of Holdco; and expectations regarding voting by Naked’s stockholders. Naked, Bendon and/or Holdco may not actually achieve the plans, carry out the intentions or meet the expectations disclosed in the forward-looking statements and you should not place undue reliance on these forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, risks and uncertainties associated with stockholder approval of and the ability to consummate the proposed business combination through the process being conducted by Naked, Holdco and Bendon, the ability of Naked, Holdco and Bendon to consummate the transaction contemplated by the Merger Agreement, the risk that one or more of the conditions to closing contained in the Merger Agreement may not be satisfied, including, without limitation, the effectiveness of the registration statement to be filed with the SEC or the listing of Holdco’s ordinary shares on the NASDAQ Capital Market or the NYSE, the lack of a public market for ordinary shares of Holdco and the possibility that a market for such shares may not develop, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the availability of sufficient resources of the combined company to meet its business objectives and operational requirements, the ability to realize the expected synergies or savings from the proposed business combination in the amounts or in the timeframe anticipated, the risk that competing offers or acquisition proposals will be made, the ability to integrate Naked’s and Bendon’s businesses in a timely and cost-efficient manner, the inherent uncertainty associated with financial projections, and the potential impact of the announcement or closing of the proposed business combination on customer, supplier, employee and other relationships. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 26, 2017, or Quarterly Report on Form 10-Q filed with the SEC on June 14, 2017 and on September 14, 2017, and elsewhere in this Form 10-Q and those described from time to time in our future reports filed with the SEC.

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

4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended October 31, 2017

Naked Brand Group Inc.

Interim Condensed Consolidated Balance Sheets

(Expressed in United States Dollars)

	October 31, 2017	January 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$2,170,665	$879,014
Accounts receivable, net of allowances of $3,452 (January 31, 2017: $29,668)	215,270	-
Due from factor	7,842	-
Inventory, net of allowances of $375,784 (January 31, 2017: $375,784)	2,158,503	2,228,813
Related party advances receivable	156,600	-
Prepaid expenses and deposits	89,471	496,721
Total current assets	4,798,351	3,604,548

Intangible assets, net	80,875	80,875

TOTAL ASSETS	$4,879,226	$3,685,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables and accrued liabilities	$933,442	$1,761,367
Interest payable	-	7,279
Factored line of credit	-	302,776
Promissory notes payable	3,450	256,450
Total current liabilities	936,892	2,327,872
Deferred compensation	-	37,037

TOTAL LIABILITIES	936,892	2,364,909

STOCKHOLDERS' EQUITY
Common stock
Authorized 2,000,000 shares of blank check preferred stock, no par value 18,000,000 shares of common stock, par value $0.001 per share
Issued and outstanding 10,342,191 shares of common stock (January 31, 2017: 6,560,964)	10,342	6,561
Common stock to be issued	14,141	1,670,003
Accumulated paid-in capital	66,820,553	56,829,778
Accumulated deficit	(62,896,457)	(57,179,583)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	3,942,334	1,320,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,879,226	$3,685,423

The accompanying notes are an integral part of these interim consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

Unaudited

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016

Net sales	$620,928	$551,494	$1,746,644	$1,292,132

Cost of sales	391,288	388,144	1,170,614	1,185,796

Gross profit	229,640	163,350	576,030	106,336

Operating Expenses
General and administrative expenses	1,126,613	2,503,869	6,251,199	8,236,408
Foreign exchange	3,097	1,545	(3,102)	2,007

Total operating expenses	1,129,710	2,505,414	6,248,097	8,238,415

Operating loss	(900,070)	(2,342,064)	(5,672,067)	(8,132,079)

Interest expense	3,048	19,731	44,541	56,200
Accretion of debt discounts and finance charges	21	805	266	16,196

Total other expense	3,069	20,536	44,807	72,396

Net loss	$(903,139)	$(2,362,600)	$(5,716,874)	$(8,204,475)

Net loss per share
Basic and Diluted	$(0.09)	$(0.39)	$(0.57)	$(1.35)

Weighted average shares outstanding
Basic and Diluted	10,342,191	6,072,482	9,982,957	6,072,482

The accompanying notes are an integral part of these interim consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Expressed in US Dollars)

(Unaudited)

						Accumulated
			Accumulated			Other	Total
	Common Stock		Paid-in	Common stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	to be issued	Deficit	Loss	Equity
Balance, January 31, 2017	6,560,964	$6,561	$56,829,778	$1,670,003	$(57,179,583)	$(6,245)	$1,320,514
Shares issued in a public offering	1,592,175	1,592	1,654,270	(1,655,862)	-	-	-
Shares issued in an at-the-market offering	2,189,052	2,189	5,497,534	-	-	-	5,499,723
less; commission	-	-	(192,490)	-	-	-	(192,490)
Conversion of accrued salary compensation	-	-	654,637	-	-	-	654,637
Stock based compensation	-	-	2,376,824	-	-	-	2,376,824
Net loss for the period	-	-	-	-	(5,716,874)	-	(5,716,874)
Balance, October 31, 2017	10,342,191	$10,342	$66,820,553	$14,141	$(62,896,457)	$(6,245)	$3,942,334

The accompanying notes are an integral part of these interim consolidated financial statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

for the nine months ended October 31,	2017	2016

Cash flows from operating activities
Net loss	$(5,716,874)	$(8,204,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(26,216)	(4,181)
Provision for obsolete inventory	-	113,000
Depreciation and amortization	-	7,987
Stock based compensation	2,376,824	4,038,330
Amortization of deferred financing costs	-	15,058
Changes in operating assets and liabilities:
Accounts receivable	(189,054)	131,603
Due from factor	(7,842)	-
Related party advances receivable	(156,600)	-
Prepaid expenses and deposits	407,250	585,718
Inventory	70,310	(1,189,416)
Trade payables and accrued liabilities	(173,288)	492,586
Interest payable	(7,279)	(2,781)
Deferred compensation	(37,037)	(99,999)

Net cash used in operating activities	(3,459,806)	(4,116,570)

Cash flows from investing activities
Acquisition of intangible assets	-	(7,779)

Net cash used in investing activities	-	(7,779)

Cash flows from financing activities
Proceeds from share issuances, net	5,307,233	-
Repayments of promissory notes	(253,000)	-
Proceeds from convertible promissory notes	-	112,000
Repayments of convertible promissory notes	-	(600,000)
Repayments under factoring arrangements	(302,776)	(924,280)
Advances under factoring arrangements	-	800,000

Net cash provided by (used in) financing activities	4,751,457	(612,280)

Net increase (decrease) in cash	1,291,651	(4,736,629)

Cash at beginning of the period	879,014	4,780,994

Cash at end of the period	$2,170,665	$44,365

The accompanying notes are an integral part of these interim consolidated financial statements

Naked Brand Group Inc.

Interim Condensed Consolidated Statements of Cash Flows – Schedule 1

(Expressed in US Dollars)

(Unaudited)

Supplemental Cash Flow Information

for the nine months ended October 31,	2017	2016

Cash paid during the period for:
Interest	$-	$20,909
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accrued salary with equity	$654,637	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

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

On November 7, 2017, the Company and Bendon announced that Holdco confidentially submitted its response to comments from the SEC regarding the confidentially filed draft registration statement on Form F-4 related to the Merger. The parties continue to work towards completing the merger and finalizing the Form F-4 which is subject to SEC approval.

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

October 31, 2017

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

As of October 31, 2017, the Company had not yet achieved profitable operations, had incurred a net loss of $5,716,874 and had an accumulated deficit of $62,896,457 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. In addition, the terms of the Merger Agreement with Bendon may restrict us from pursuing any of these alternatives without first obtaining consents, which we may not be able to obtain on acceptable terms, or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the nine months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

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

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. The Company has determined that as of October 31, 2017, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments.

At October 31, 2017 and January 31, 2017, substantially all long-lived assets were located in the United States.

Loss per share

Net loss per share was determined as follows:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Numerator
Net loss	$(903,139)	$(2,362,600)	$(5,716,874)	$(8,204,475)
Denominator
Weighted average common stock outstanding	10,342,191	6,072,482	9,982,957	6,072,482

Basic and diluted net loss per share	$(0.09)	$(0.39)	$(0.57)	$(1.35)

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	1,614,559	1,645,198	1,614,559	1,645,198
Options outstanding	3,472,399	2,037,399	3,472,399	2,037,399
	5,086,958	3,682,597	5,086,958	3,682,597

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

(Expressed in United States Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 was effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. ASU 2015-17 became effective for the Company on February 1, 2017. The adoption of ASU 2015-17 did not have any effect on its financial condition, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires a company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by ASU No. 2015-11. ASU No. 2015-11 must be applied prospectively and was effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The standard became effective for the Company on February 1, 2017. The adoption of ASU No. 2015-11 did not have any effect on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in ASU 2016-09 cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures which the Company did not elect to adopt, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-09 became effective for the Company on February 1, 2017. The adoption of ASU 2016-09 did not have any effect on its financial condition, results of operations and cash flows.

New Accounting Pronouncements

Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year. As a result, public entities would apply ASU 2014-09 to annual reporting periods beginning after December 15, 2017.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

(Expressed in United States Dollars)

(Unaudited)

3.	Basis of Presentation (continued)

New Accounting Pronouncements

The Company’s initial assessment of the guidance in ASU 2014-09 has identified the majority of revenue streams will be impacted by ASU 2014-09 including transactions such as wholesale customer support costs, e-commerce direct to consumer programs, and customer related returns. While the Company has not finalized its evaluation of the impact of ASU 2014-09, it does not currently expect the adoption of ASU 2014-09 to have a material effect on income from operations but will however change presentation within the consolidated financial statements. ASU 2014-09 will also require expanded disclosures related to revenue streams, performance obligations and consideration and the related judgements used in developing the necessary estimates. The Company will adopt ASU 2014-09 effective for fiscal year beginning February 1, 2018, and will utilize the modified retrospective approach in applying ASU 2014-09.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-01 will be effective for the Company on February 1, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right–of-use assets. ASU 2016-02 is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company does not expect the impact of ASU 2016-02 to have any material effect on the periods presented.

4.	Inventory

Inventory of the Company consisted of the following at October 31, 2017 and January 31, 2017:

	October 31, 2017	January 31, 2017
Finished goods	$1,345,215	$2,604,597
Inventory consigned to related party (1)	1,189,072	-
Less: allowance for obsolete inventory	(375,784)	(375,784)
Total inventory	$2,158,503	$2,228,813

(1)	See note 6 for details regarding inventory on consignment to a related party

Balances at October 31, 2017 and January 31, 2017 are recorded at historical cost, less amounts for potential declines in value. At October 31, 2017, management has recorded an allowance for obsolescence of $375,784 (January 31, 2017: $375,784) to reduce inventory to its estimated net realizable value.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

(Expressed in United States Dollars)

(Unaudited)

5.	Intangible Assets

Intangible assets of the Company consisted of the following at October 31, 2017 and January 31, 2017:

	October 31, 2017	January 31, 2017	Useful life (Years)
Trade Names/Trademarks	$80,875	$80,875	Indefinite
Website	49,512	49,512	2
	130,387	130,387
Less: accumulated amortization	(49,512)	(49,512)
	$80,875	$80,875

The Company did not record any amortization expense during the three and nine months ended October 31, 2017 and 2016.

6.	Related Party Transactions and Balances

Related Party Balances

At October 31, 2017, included in advances receivable is $156,600 (January 31, 2017: $Nil) owing from Bendon for expenses incurred by the Company on behalf of the Bendon. The amount due from Bendon is unsecured, non-interest bearing and has no specific repayment terms. Included in accounts payable is $11,985 owing to a firm of which a direct family member of a director and officer of the Company is a principal.

On October 4, 2017, the Company entered into a consignment agreement with Bendon to consign 155,624 units of finished goods inventory, in the value of $1,189,072, for the purpose of facilitating a sale of the consigned goods by the consignee, per note 4. The agreement is effective as of October 4th and will continue for a period of twelve months with the ability to extend the term for an additional twelve months upon mutual acceptance. Payment is due by the consignee to the Company based on units sold every 90 days commencing on January 31, 2018. The title to and property of the consigned goods shall remain with the Company until such time as they are purchased.

At January 31, 2017, included in accounts payable and accrued liabilities is $75,686 owing to directors and officers of the Company for reimbursable expenses and $53,500 owing to Bendon for expenses incurred on behalf of the Company. These amounts were unsecured, non-interest bearing and had no specific terms of repayment. The amounts owing at January 31, 2017 were all settled during the nine months ending October 31, 2017.

Related Party Transactions

During the three and nine months ended October 31, 2017, included in general and administrative expenses is $71,301 and $133,270, respectively (2016: $51,542 and $182,659, respectively), in respect of marketing fees, of which $13,801 and $13,970, respectively (2016: $873 and $30,783, respectively) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

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

October 31, 2017

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

On March 13, 2017, the CEO surrendered accrued base salary compensation plus interest accrued to February 28, 2017 in the amount of $654,637, including base salary compensation payable of $638,724 plus accrued interest on such amounts of $15,913. On the same day, the Company granted to the CEO 1,200,000 options to purchase shares of the Company’s common stock at an exercise price of $2.14 per a period of four years from the date of issuance. The options were fair valued based on a Black-Scholes model upon the date of issuance. The excess of fair value of the options was expensed as stock based compensation during the nine months ended October 31, 2017.

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

October 31, 2017

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

Factor expenses and interest charged to operations during the three and nine months ended October 31, 2017 were $3,476 and $40,439 (2016: $15,589 and $27,595). At October 31, 2017, an amount of $7,842 was due from the factor to the Company for collection of accounts receivable under the terms of the Joint Factoring Agreement, as amended. At January 31, 2017, $302,776 was owed to the factor for advances made to the Company, net of repayments of such advances through the sale of factored receivables.

8.	Promissory Notes Payable

	October 31, 2017	January 31, 2017
Unsecured promissory notes, accruing interest at a rate of 10% per annum maturing on the earlier of (i) May 7, 2017 or (ii) the date of closing of an equity financing (see (i))	$-	$253,000
Promissory notes, non-interest bearing, repayable upon the Company reporting net income from operations in a single month (see (ii))	3,450	3,450
	3,450	256,450
Less: current portion	(3,450)	(256,450)
	$-	$-

(i)	During the year ended January 31, 2017, the Company issued promissory notes in the aggregate principal amount of $253,000 in exchange for cash, including an amount of $153,000 to a director and officer of the Company. The promissory notes accrue interest at the rate of ten percent per annum and mature on the earlier to occur of (i) May 7, 2017 or (ii) the date of the closing date of an Equity Financing (as defined in the promissory note).

During the nine months ended October 31, 2017, these promissory notes were repaid in full.

(ii)	On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At October 31, 2017, an amount of $3,450 (CDN$3,750) (2016: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

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

During the nine months ended October 31, 2017 pursuant to and under the terms of the Agreement, as amended, the Company issued an aggregate of 2,189,052 shares of common stock for gross proceeds of $5,499,723, net proceeds of $5,307,233 after deducting commissions.

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At October 31, 2017, 509,601 options remained available for issuance under the 2014 Plan (January 31, 2017: 509,601 options).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

(Expressed in United States Dollars)

(Unaudited)

9.	Stockholders’ Equity (Continued)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended October 31, 2017 and January 31, 2017 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at February 1, 2016	2,191,274	$5.12	$7.86
Expired	(93,875)	$5.19
Forfeited	(70,000)	$5.12
Granted	260,000	$2.21	$1.41
Outstanding at January 31, 2017	2,287,399	$4.78
Granted	1,200,000	$2.14	$0.89
Expired	(15,000)	$10.00
Outstanding at October 31, 2017	3,472,399	$3.85	$4.85
Exercisable at October 31, 2017	3,237,423	$3.94

At October 31, 2017, the following stock options were outstanding, entitling the holder thereof to purchase shares of common stock of the Company as follows:

Number		Exercise Price	Expiry Date	Number Vested
1,250		10.00	February 1, 2018	1,250
3,750		10.00	May 1, 2018	3,750
2,000		10.00	April 1, 2019	2,000
25,000		10.00	July 30, 2022	25,000
1,536,750		5.12	June 6, 2024	1,536,750
25,000		6.00	June 10, 2024	25,000
37,500		5.12	February 3, 2025	25,000
37,500		4.48	February 25, 2025	25,000
6,250		4.80	July 6, 2025	6,250
337,399		4.40	August 18, 2026	262,423
10,000		2.50	February 25, 2026	10,000
100,000		2.50	November 1, 2026	100,000
150,000		2.00	November 1, 2026	-
1,200,000	*	2.14	March 13, 2021	1,200,000
3,472,399				3,237,423

*These stock options were issued outside of the 2014 Plan.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At October 31, 2017, the aggregate intrinsic value of stock options outstanding was $Nil and exercisable was $Nil (January 31, 2017: $Nil and $Nil, respectively).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

(Expressed in United States Dollars)

(Unaudited)

9.	Stockholders’ Equity (Continued)

Stock Based Compensation (Continued)

During the three and nine months ended October 31, 2017, the Company recognized a total fair value of $134,177 and $2,329,942 (2016: $1,224,826 and $4,246,239, respectively) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $332,600 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to August 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2017	2016
Expected term of stock option (years) (1)	2.00	5.00
Expected volatility (2)	76.10%	67.70%
Stock price at date of issuance	$2.14	$2.50
Risk-free interest rate	1.40%	1.16%
Dividend yields	0.00%	0.00%

(1)	As the Company has insufficient historical data on which to estimate the expected term of the options, the Company has elected to apply the short-cut method to determine the expected term under the guidance of Staff Accounting Bulletin No. 110.
(2)	As the Company has insufficient historical data on which to estimate expected future share price volatility, the Company has estimated expected share price volatility based on the historical share price volatility of comparable entities.

Share Purchase Warrants

At October 31, 2017, the Company had 1,614,559 share purchase warrants outstanding as follows:

Number		Exercise Price	Expiry Date
3,750		$10.00	August 10, 2018
60,001		$6.00	April 4, 2019
555,968		$6.00	June 10, 2019
155,052		$3.00	June 10, 2019
168,883		$6.00	July 8, 2019
29,343		$3.00	July 8, 2019
24,625		$8.00	October 23, 2019
137,180		$4.80	December 23, 2020
365,688	(2)	$4.80	June 15, 2022
36,569	(1) (2)	$4.80	June 15, 2022
15,000		$4.80	July 6, 2022
62,500		$5.11	September 1, 2022

1,614,559

(1)	These warrants may vest and become exercisable only under certain anti-dilution performance conditions contained in the warrant agreement
(2)	These warrants were repurchased subsequent to the quarter ending October 31, 2017 per a termination agreement, see Note 11.

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

(Expressed in United States Dollars)

(Unaudited)

9.	Stockholders’ Equity (Continued)

Share Purchase Warrants (Continued)

During the fiscal year ended January 31, 2016, the Company issued an aggregate of 479,757 warrants exercisable at a weighted average exercise price of $4.84 per share for a period of seven years from the date of issuance, pursuant to negotiated consulting and endorsement agreements. The weighted average grant date fair value of these warrants at issuance was $4.67 for an aggregate grant date fair value of $2,239,000, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 7 years, expected volatility 158.04%, expected dividend yield 0.00%, risk free interest rate 2.09%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense (recovery) of $6,076 and $46,882 during the three and nine months ended October 31, 2017 (2016: $(2,149) and $(207,551)) in connection with warrants granted.

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

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at February 1, 2016	1,645,198	$5.27
Expired	(18,188)	$4.00
Outstanding at January 31, 2017	1,627,010	$5.29
Expired	(12,451)	$10.00

Outstanding at October 31, 2017	1,614,559	$5.25

10.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three and nine months ended October 31, 2017, the Company had concentrations of sales with three customers equal to 26.4% and 32.8% of the Company’s net sales, respectively (2016: sales with two customers equal to 33% and 32%, respectively). As at October 31, 2017, the accounts receivable balances for these customers was $123,523 (January 31, 2017: $0).

Naked Brand Group Inc.

Notes to the Interim Condensed Consolidated Financial Statements

October 31, 2017

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

At October 31, 2017, the Company has not made all minimum royalty payments as they have become due and payable under the terms of the agreement, however as at October 31, 2017, the Company has not been provided a notice of default by the other party to the agreement.

Subsequent to the quarter ending October 31, 2017, the Company signed a termination agreement to settle the above agreement. The Company agreed to pay $200,000 cash which includes a one-time royalty payment of $150,000 and $50,000 to re-purchase 365,688 warrants and 36,569 anti-dilution warrants held by the other party.

On December 7, 2017, the Company paid $200,000 to settle the terms of this agreement.

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

On September 12, 2017, as permitted by the Jumpstart Our Business Startups Act of 2012, Holdco has confidentially submitted a draft of the Registration Statement to the SEC. On November 7, 2017, Holdco confidentially submitted its response to comments from the SEC regarding the confidentially submitted a draft registration statement on Form F-4 related to the previously announced business combination between the parties.

On December 7, 2017, Naked signed a Termination Agreement (the “Termination Agreement”) with Wade Enterprises, LLC (“Wade”) to terminate the Collaboration and Endorsement agreement dated June 15, 2015 by and between Naked and Wade. Under the terms of the Termination Agreement, Naked agreed to pay $200,000 cash to Wade which includes a one-time royalty payment of $150,000 and $50,000 to re-purchase 365,688 warrants and 36,569 anti-dilution warrants held by Wade. On December 7, 2017, Naked paid to Wade the $200,000 in accordance with the Termination Agreement.

Financial Highlights

Our net sales in the third quarter ended October 31, 2017 were $620,928, compared to $551,494 during the quarter ended October 31, 2016, an increase of 12.6% over the comparable period. Overall increases in sales for the period were most significantly driven by an increase in sales to third party ecommerce sales including the addition of Amazon, off-price store sales including a large sale of women’s off-price inventory to HauteLook, and an increase in overall specialty store accounts.

During the third quarter ended October 31, 2017, sales to department stores were approximately $169,100, or 27.2% of total net sales, as compared to $266,300 or 48.3% during the same period in fiscal 2016. The reason for the decrease in department store sales is as a result of (i) the loss of Nordstrom in store accounts, (ii) the overall percentage increase of sales to other channels.

Net sales through our ecommerce store (www.wearnaked.com) were approximately $87,500 for the third quarter ended October 31, 2017 compared to $99,600 during the same period in fiscal 2016, a decrease of 12.2%. Sales through our ecommerce store accounted for approximately 14.1% of total net sales in 2017 as compared to 18.1% of total net sales in 2016.

Net sales through third party ecommerce sites increased to approximately $64,600 for the third quarter ended October 31, 2017 compared to $14,500 in the same period in fiscal 2016, an increase of 345.8%. Sales through these channels accounted for approximately 10.4% of total net sales in 2017 as compared to 2.6% of total net sales in 2016. This increase is attributable to new third-party ecommerce accounts added in fiscal 2017, specifically the addition of Amazon.

Sales to retail and specialty store accounts constituted approximately $201,200, or 32.4% of total net sales in 2017, as compared to $145,800, or 26.4% of total net sales in 2016. Total sales to retail and specialty store sales increased by approximately 38% over the comparative year, due to the addition of accounts.

During the three-month period ended October 31, 2017, we sold approximately $96,500 in out of season and overstock inventory through off price sales channels, compared to $25,200 in the same period of 2016. Sales to these customers accounted for approximately 15.5% of total net sales in the current quarter, as compared to 4.6% of total net sales in the comparative quarter in 2016.

During the three-month period ended October 31, 2017, men’s products constituted 20.9% of total sales and women’s products constituted 79.1% of total sales. We continue to see most of our growth driven by our women’s collections.

During fiscal 2017, our gross margin was 37.0%, compared to 29.6% in the comparative period ended October 31, 2016. The increase in gross margin was primarily an increase in inventory allowances in the comparative period. In addition, as a result of the lower sales allowances in the current period, due to a change in estimates triggered by a transition in department store accounts.

Our products are sold in North America; however, we believe our products appeal to men and women worldwide. We continue to explore international distribution relationships for our Naked products.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories.

THREE MONTHS ENDED OCTOBER 31, 2017

Results of Operations

Revenue

Our net sales in the quarter ended October 31, 2017 were $620,928, compared to $551,494 during the third quarter ended October 31, 2016, an increase of 12.6% over the comparable period. Overall increases in sales for the period were most significantly driven by an increase in sales to third party ecommerce sales including the addition of approximately $61,000 in sales to Amazon, off-price store sales including approximately $52,200 of women’s off-price inventory to HauteLook, and an increase in overall sales to specialty store accounts.

Gross Margins

Our gross margin for the quarter ended October 31, 2017 was 37%, compared to 29.6% in the comparative period ended October 31, 2016. The increase in gross margin was primarily an increase in inventory allowances in the comparative period. In addition, as a result of the lower sales allowances in the current period, due to a change in estimates triggered by a transition in department store accounts.

During the quarter ended October 31, 2017, men’s products constituted 20.9% of total sales and women’s products constituted 79.1% of total sales, compared to approximately 63.9% and 36.1%, respectively in the comparative period ended October 31, 2016. We continue to see most of our growth driven by our women’s collections.

Operating Expenses

	Three months ended October 31,		Change
General and administrative	2017	2016	$	%
Bad debts	2,497	(2,110)	4,607	218.3
Bank charges and interest	17,563	4,912	12,651	257.6
Consulting	62,162	25,645	36,517	142.4
Depreciation	-	2,182	(2,182)	(100.0)
Directors fees(1)	39,614	117,491	(77,877)	(66.3)
Insurance	25,102	33,498	(8,396)	(25.1)
Investor relations	3,407	17,780	(14,373)	(80.8)
Marketing	200,856	292,473	(91,617)	(31.3)
Occupancy and rent	18,000	60,743	(42,743)	(70.4)
Office and misc	51,856	41,528	10,328	24.9
Product development	36,200	97,805	(61,605)	(63.0)
Professional fees	132,501	91,082	41,419	45.5
Salaries and benefits(1)	441,862	1,647,556	(1,205,694)	(73.2)
Transfer agent and filing fees	8,025	16,803	(8,778)	(52.2)
Travel	8,785	28,553	(19,768)	(69.2)
Warehouse management	78,183	27,928	50,255	179.9
Total	1,126,613	2,503,869	(1,377,256)	(55.0)

(1)	Included in director compensation is an amount of $39,614 (2016: $117,491) for non-cash stock option compensation and stock compensation charges. Included in salaries and benefits is an amount of $79,253 (2016: $1,109,48) for non-cash stock option compensation charges.

General and administrative expenses decreased during the quarter ended October 31, 2017 to $1,159,946, compared to $2,503,869 in the comparative quarter ended October 31, 2016, a decrease of 53.7%.

Of the total general and administrative expenses, $140,253 was related to non-cash stock option and warrant compensation charges in 2017, as compared to $1,224,826 for 2016. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards. Stock based compensation charges decreased significantly during the current quarter, as compared to the quarter ended October 31, 2016 as a result of the completion of vesting of the majority of stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages.

The decrease in general and administrative expenses is mostly attributable to a decrease in salaries and wages expense, director fees, product development expenses, occupancy and rent charges, and marketing costs. These decreases were partially offset by an increase in consulting, professional fees, and warehouse management as further explained below.

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

Occupancy and rent decreased in the third quarter ending October 31, 2017 as compared to the comparative period ended October 31, 2016, as a result of moving into new shared offices with Bendon.

Marketing costs decreased in 2017 as compared to 2016, because we incurred higher marketing costs in the comparative period in connection with the launch of our women’s collections. Also, the decrease in marketing costs can be attributed to a negotiated lower monthly retainer with Case Study Brands in the current year and the reversal of $33,333 in accrued royalties due to the terms of a termination agreement signed with Wade in November 2017.

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

Professional fees increased as a result of activities related to the proposed transaction with Bendon. The pending transaction necessitated an increase in professional fees as a result of corporate activities related to the merger.

Warehouse management costs increased for the third quarter ending due to the preparation and shipment of 155,264 units of consignment inventory to Bendon per the consignment agreement dated October 4, 2017.

Other income and expenses

We incurred interest expenses during the current quarter of $3,048 as compared to $19,731 in 2016. Interest expenses are incurred in connection with the factoring of accounts receivable. Interest expenses decreased as a result of interest incurred in the comparative period on a related party convertible note which was converted into shares in January 2017.

Financing and accretion charges were $21 for the quarter ended October 31, 2017 compared to $805 for the quarter ended October 31, 2016. Financing and accretion charges have decreased as a result of the repayment of all non-operating liabilities.

Net loss and comprehensive loss

Our net loss for the quarter ended October 31, 2017 was $(903,139), or $(0.09) per share, as compared to a net loss of $(2,362,600), or $(0.39) per share for the quarter ended October 31, 2016. The decrease in net loss in the current period is primarily due to the increase in gross profit and the decrease in general and administrative expenses, as more fully described above.

NINE MONTHS ENDED OCTOBER 31, 2017

Results of Operations

Revenue

Our net sales in the nine-month period ended October 31, 2017 were $1,746,644, compared to $1,292,132 over the nine-month period ended October 31, 2016, an increase of 35.2% over the comparable period. We saw an increase in net sales across most sales channels, but most significantly with third party ecommerce sites, department stores, and new specialty/retail store accounts.

Gross Margins

For the nine-month period ended October 31, 2017, our gross margin was 33%, compared to 8.2% in the comparative period ended October 31, 2016. The increase in gross margin was primarily due to an increase in inventory allowances in the comparative period. In addition, the increase in gross margin is a result of the reversal of sales allowances in the current period, due to a change in estimates triggered by a transition in department store accounts.

Operating Expenses

	Nine months ended October 31,		Change
General and administrative	2017	2016	$	%
Bad debts	2,497	(2,478)	4,975	200.8
Bank charges and interest	47,592	12,984	34,608	266.5
Consulting	421,277	6,560	414,717	6,321.9
Depreciation	-	7,987	(7,987)	(100.0)
Directors fees(1)	248,357	364,020	(115,663)	(31.8)
Insurance	96,089	48,443	47,646	98.4
Investor relations	148,360	57,898	90,462	156.2
Marketing	672,296	884,676	(212,380)	(24.0)
Occupancy and rent	126,000	159,847	(33,847)	(21.2)
Office and misc	117,799	150,714	(32,915)	(21.8)
Product development	162,483	369,583	(207,100)	(56.0)
Professional fees	720,375	360,017	360,358	100.1
Salaries and benefits(1)	3,242,195	5,452,686	(2,210,491)	(40.5)
Transfer agent and filing fees	49,716	47,614	2,102	4.4
Travel	38,597	74,015	(35,418)	(47.9)
Warehouse management	157,566	241,842	(84,276)	(34.8)
Total	6,251,199	8,236,408	(1,985,209)	(24.1)

(1)	Included in director compensation is an amount of $223,357 (2016: $364,020) for non-cash stock option compensation and stock compensation charges. Included in salaries and benefits is an amount of $2,053,118 (2016: $3,808,744) for non-cash stock option compensation charges.

General and administrative expenses decreased during the nine-months ended October 31, 2017 to $6,251,199, compared to $8,236,408 in the comparative quarter ended October 31, 2016, a decrease of 24.1%.

Of the total general and administrative expenses, $2,376,825 was related to non-cash stock option and warrant compensation charges for in fiscal 2017, as compared to $4,038,509 for fiscal 2016. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards.

The decrease in general and administrative expenses is mostly attributable to a decrease in salaries and wages expense, directors’ fees, marketing, product development expenses, and warehouse management costs. These decreases were partially offset by an increase in consulting, investor relations and professional fees, as further explained below.

Salaries and benefits and directors’ fees decreased during the current period, mostly as a result of a large decrease in stock option compensation charges, as a result of the completion of vesting of certain stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages. There was also a decrease in salaries and wages expenses as a result of termination charges incurred in the comparative period.

Our marketing expenses decreased significantly for the nine-month period ended October 31, 2017 as a result of expenses incurred in the comparative period of fiscal 2016 for merchandising consulting, photoshoots and promotional material in connection with the launch of new collections, and expenses in that period associated with a collaboration and endorsement agreement with Dwyane Wade, including advanced royalty charges, photoshoots and promotional materials.

Product development costs have decreased in the current period because we incurred higher product development costs in the comparative period in connection with the launch of our women’s collections.

 Warehouse management expenses decreased in 2017 as compared to 2016, as a result of the engagement of a new third-party warehouse at a lower cost, this was partially offset by a third quarter increase due to the preparation and shipment of 155,264 units of consignment inventory to Bendon per the consignment agreement dated October 4, 2017.

Certain general and administrative expenses increased as a result of activities related to the proposed transaction with Bendon. We engaged consultants to advise on the structure and fairness of the transaction, resulting in an increase in consulting fee expense. In addition, we engaged a consultant in investor and media relations to assist in public and investor relations activities in respect of the proposed Merger. In addition, the pending transaction has also resulted in an increase in professional fees as a result of corporate activities related to the proposed Merger.

Consulting fee expenses increased as a result of two other factors as well. We transitioned some management roles into a consulting relationship, contributing to a further decrease in salaries and wages expenses and an increase in consulting fees. In addition, there was a recovery of stock option compensation charges in the comparative period for stock options issued to non-employees, as a result of the application of the re-measurement principal for non-employee stock option awards.

Professional fees also increased in the nine-month period ended October 31, 2017, as a result increased legal fees due to activates related to the transaction with Bendon as described above.

Other income and expenses

We incurred interest expenses for the nine-month period ended October 31, 2017 of $44,541 as compared to $56,200 in the nine-month period ended October 31, 2016. Interest expenses are incurred in connection with the factoring of accounts receivable.

Financing and accretion charges were $266 for the nine-month period ended October 31, 2017 compared to $16,196 for the period ended October 31, 2016. Financing and accretion charges have decreased as a result of the repayment of all non-operating liabilities.

Net loss and comprehensive loss

Our net loss for the nine months ended October 31, 2017 was $(5,716,874), or $(0.57) per share, as compared to a net loss of $(8,204,475), or $(1.35) per share for the nine-months ended October 31, 2016. The decrease in net loss in the current period is primarily due to the increase in net sales and decrease in general and administrative expenses, as more fully described above.

The decrease in net loss per share is also due to the increased number of shares outstanding compared to the comparative period, as a result of shares of common stock sold and issued in connection with the at-the-market offering (“ATM”).

Liquidity and FINANCIAL CONDITION

Liquidity

Our cash requirements have been principally to fund working capital needs, the development of new product lines and the procurement of inventory to support our growth.

As of October 31, 2017, the Company had cash totaling $2,170,665 and working capital of $3,861,459. The Company believes it has cash resources to fund its operations through the fourth quarter of fiscal 2018.

The Company expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation.

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

Working Capital (Consolidated)	October 31, 2017 (unaudited)	January 31, 2017
Current Assets	$4,798,351	$3,604,548
Current Liabilities	$936,892	$2,327,872
Working Capital	$3,861,459	$1,276,676

The increase in working capital during the period is primarily attributable to net proceeds of $5.3 million received in connection with the ATM offering agreement.

Cash Flows

	Nine months ended October 31,
	2017	2016
Cash flows used in Operating Activities	$(3,459,806)	$(4,116,570)
Cash flows used in Investing Activities	-	(7,779)
Cash flows provided by (used in) Financing Activities	4,751,457	(612,280)
Net change in cash during period	$1,291,651	$(4,736,629)

Operating Activities

Cash flows used in our operating activities was $3,459,806 for the nine months ended October 31, 2017, compared to $4,116,570 for the comparative period in 2016. The cash used in operations during the period was largely the result of a net loss for the period, offset by non-cash charges of $2,376,824 related to share based compensation charges.

Investing Activities

Cash flows used in our investing activities was $nil for the nine months ended October 31, 2017, compared to $7,779 for the comparative period in 2016. The cash used in investing during the comparative period was for the acquisition of intangible assets.

Financing Activities

Proceeds from financing activities during the nine months ended October 31, 2017 included net proceeds of $5,307,233 received in connection with the issuance of shares in connection with the ATM. This was partially offset by repayment of $302,776 under a factoring arrangement and $253,000 in short term loans.

Cash used in financing activities during the nine months ended October 31, 2016 was $612,280, which included $600,000 for the repayment of convertible promissory notes, proceeds from convertible notes of $112,000 and $124,280 in net repayments under factoring arrangements.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of December 14, 2017, there were 10,342,191 shares of our common stock issued and outstanding. In addition, at December 14, 2017, the total dilutive securities outstanding, including options and warrants was 4,684,701.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date: December 14, 2017	NAKED BRAND GROUP INC.

	By:	/s/Kai-Hsiang Ling
Kai-Hsiang Lin, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 26, 2017 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on July 27, 2017).

4.1	Form of 10% Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, as filed with the SEC on November 9, 2016).

10.1	Agreement and Plan of Reorganization dated May 25, 2017 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on May 25, 2017).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

