Form 10-K
period 2018-01-31
NAKED BRAND GROUP INC.
filed 2018-05-01
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-37662

NAKED BRAND GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0369814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

180 Madison Avenue, Suite 505, New York, New York 10016

(Address of principal executive offices and Zip Code)

(646) 653-7710

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,102,985 based upon the closing price reported for such date.

On May 1, 2018, the registrant had 10,342,191 shares of common stock outstanding.

NAKED BRAND GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures;; relationships with retailers, wholesalers and other business partners; ability to add new customer accounts; and future borrowings under the Joint Factoring Agreement with Wells Fargo, statements relating to the structure, timing and completion of the proposed business combination (the “Business Combination”) with Bendon Limited (“Bendon”) and Bendon Group Holdings Limited (“HoldCo”); our continued listing on the Nasdaq Capital Market until closing of the proposed Business Combination; our continued compliance with the listing requirements of Nasdaq; HoldCo’s anticipated listing of its ordinary shares on the Nasdaq Capital Market in connection with the closing of the proposed Business Combination; expectations regarding the capitalization, resources and ownership structure of the combined company under HoldCo; the adequacy of the combined company’s capital to support its future operations; our and Bendon’s plans, objectives, expectations and intentions; the nature, strategy and focus of the combined company; the executive and board structure of the combined company; and expectations regarding voting by our stockholders. Naked and/or Bendon may not actually achieve the plans, carry out the intentions or meet the expectations disclosed in the forward-looking statements and you should not place undue reliance on these forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, risks and uncertainties associated with stockholder approval of and the ability to consummate the proposed Business Combination through the process being conducted by HoldCo, Bendon and us, the ability of HoldCo, Bendon and us to consummate the proposed Business Combination, the risk that one or more of the conditions to closing of the proposed Business Combination may not be satisfied, including, without limitation, the listing of HoldCo’s ordinary shares on the Nasdaq Capital Market, the lack of a public market for ordinary shares of HoldCo and the possibility that a market for such shares may not develop, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the availability of sufficient resources of the combined company to meet its business objectives and operational requirements, the ability to realize the expected synergies or savings from the proposed Business Combination in the amounts or in the timeframe anticipated, the risk that competing offers or acquisition proposals will be made, the ability to integrate our business with Bendon’s businesses in a timely and cost-efficient manner, the inherent uncertainty associated with financial projections, and the potential impact of the announcement or closing of the proposed Business Combination on customer, supplier, employee and other relationships. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

CERTAIN TERMS USED IN THIS FORM 10-K

Unless expressly indicated or the context requires otherwise, the terms “Naked,” the “Company,” “we,” “us,” and “our” in this document refer to Naked Brand Group Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary.

Our fiscal year ends on January 31. References to “fiscal 2018” and “fiscal 2017” represent the fiscal years ended January 31, 2018 and 2017, respectively. References to “fiscal 2019” represent the fiscal year ending January 31, 2019. References to “2018” represent the calendar year ending December 31, 2018, and references to “2017” and “2016” represent the calendar years ended December 31, 2017 and 2016, respectively.

PART I

Item 1.	Business

Our Business

We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumer through our online retail store www.wearnaked.com. We have a growing retail footprint for our innerwear products in premium department and specialty stores and internet retailers in North America, including accounts such as Nordstrom Dropship, Dillard’s, Bloomingdale’s, Amazon.com, Chico’s, SaksFifthAvenue.com, and others.

The Naked brand was founded on one basic desire: to create a new standard for how products worn close to the skin fit, feel and function. Our core brand philosophy for Naked is “the freedom to be you” and we endeavor to provide products that help people feel confident, attractive and empowered while being as comfortable as wearing nothing at all. The Naked brand was founded in Vancouver, Canada in 2010, as a men’s underwear manufacturer. In 2014 we relocated our headquarters to New York City, expanded our men’s collections and developed women’s intimate apparel, sleepwear and loungewear collections. Our first women’s sleep and loungewear collections became available for retail sale online at www.wearnaked.com in September 2015 and at retail locations and other online retailers in February 2016. Also, in February 2016, we launched our women’s intimate apparel products. In the future, we intend to expand the Naked brand through existing channels and through licensing partnerships into other apparel and product categories that exemplify the mission of our brand, such as athleisure apparel, swimwear, sportswear, hosiery, bedding and home products and others.

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

Potential Business Combination with Bendon Limited

On May 25, 2017, we entered into an Agreement and Plan of Reorganization (as amended, the “Merger Agreement”), by and among Bendon Limited, a New Zealand limited company (“Bendon”), Bendon Group Holdings Limited, an Australia limited company (“Holdco”), Naked Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and, solely for the purposes of Sections 2.28 and 5.18(b) of the Merger Agreement, Bendon Investments Ltd., a New Zealand company and the owner of a majority of the outstanding shares of Bendon (the “Principal Shareholder”), pursuant to which Merger Sub will be merged with and into Naked (the “Merger”) with Naked as the surviving corporation. The Merger Agreement was amended as of July 26, 2017, February 21, 2018, March 19, 2018 and April 23, 2018.

The Merger Agreement provides for Bendon and Naked to enter a business combination transaction by means of which (i) Bendon and Holdco will undertake a reorganization (the “Reorganization” and together with the Merger, the “Transactions”) pursuant to which all of the shareholders of Bendon will exchange all the outstanding ordinary shares of Bendon (the “Bendon Ordinary Shares”) for ordinary shares of Holdco (“Holdco Ordinary Shares”), and (ii) immediately thereafter, Merger Sub will merge with and into Naked, with Naked surviving as a wholly owned subsidiary of Holdco and the Naked stockholders receiving Holdco Ordinary Shares.

In the Reorganization, the shareholders of Bendon will exchange all the outstanding Bendon Ordinary Shares for 22,680,527 Holdco Ordinary Shares, subject to adjustment based on Naked’s Net Assets and Bendon’s Net Debt as of the closing date of the Transactions. Using Naked’s Net Assets and Bendon’s Net Debt as of February 28, 2018 and assuming Bendon has refinanced certain of its indebtedness and has completed certain capital raising transactions, we estimate that the shareholders of Bendon will receive approximately 22,680,527 Holdco Ordinary Shares in the Reorganization. See the section entitled “The Merger Proposal — Structure of the Transactions” for more information, including descriptions of the definition of “Net Assets” and “Net Debt.”

In the Merger, each outstanding share of common stock of Naked shall be cancelled and shall be automatically converted into the right to receive 0.2 Holdco Ordinary Shares (the “Per Share Consideration”), with the shares issued to the Naked stockholders representing in the aggregate approximately nine percent of the Holdco Ordinary Shares outstanding immediately after completion of the Transactions. Naked’s outstanding options and warrants to purchase shares of its common.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the accuracy of the other party’s representations and warranties; (ii) performance in all material respects by the other party of its obligations under the Merger Agreement; (iii) the listing of Holdco Ordinary Shares on the Nasdaq Capital Market or the New York Stock Exchange (“NYSE”), subject to official notice of issuance; (iv) the declaration of effectiveness by the SEC of the registration statement on Form F-4 filed by Holdco in connection with the transactions (the “Registration Statement”); (v) Naked stockholder’s approving the Merger Agreement and the transactions contemplated thereby at a meeting called for such purposes (the “Stockholder Meeting”); and (vi) other conditions as further described in the Merger Agreement. The Registration Statement was declared effective by the SEC on April 26, 2018 and includes a definitive proxy statement of Naked and a prospectus of Holdco.

The Merger Agreement also contains specified termination rights, including the right to terminate the Merger Agreement (i) by mutual agreement of the parties to terminate; (ii) by either party if (1) the Merger has not been consummated by if the transactions contemplated by the Merger Agreement are not consummated on or before the Outside Date (which is June 1, 2018), subject to certain conditions as set forth below , (2) any law or order permanently prohibits consummation of the Merger, or (3) Naked stockholder approval is not obtained by the Outside Date; (iii) by either party if the other party has breached or failed to perform in any material respect any of its representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions); and (iv) by Naked if (1) Bendon substantially changes its business as conducted as of the date of the Merger Agreement, or (2) Naked accepts a Superior Proposal (as defined in the Merger Agreement). However, the right to terminate due to the Outside Date passing will not be available to any party whose material breach of their obligations under the Merger Agreement resulted in the failure of the Merger to occur on or before the Outside Date. Notwithstanding the foregoing, on or before May 22, 2018, Bendon will provide written notice to Naked of any known material breach by Naked of its obligations under the Merger Agreement which could reasonably be expected to result in the failure of the Merger to occur on or before the Outside Date. Naked will have no more than ten days to cure any such breach from the date of such notice and the Outside Date will be extended by the number of days (although not more than ten days in each instance) used by Naked to cure such breach, which date shall be the new Outside Date. In any event, under no circumstances will the Outside Date be extended beyond June 11, 2018.

Following the Merger, all Naked common stock will be de-listed from the Nasdaq Capital Market and de-registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Principal Products

Historically, we were strictly a men’s innerwear manufacturer and retailer and our men’s collections represented substantially all of our revenues until the third quarter of fiscal 2016. Our Fall 2015 women’s sleep and loungewear collection became available for retail sale online at www.wearnaked.com in September 2015 and at retail locations and other online retailers in February 2016. Also, in February 2016, we launched our women’s intimate apparel products online and at select retailers. Since then, our women’s collections have seen strong growth and represented approximately 68.6% of our revenues for fiscal 2018.

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

Women’s Collections

Our women’s loungewear and sleepwear collections are based on two of the same fabrics used in our collections for men: Luxury MicroModal and Essential Cotton Stretch. Our three primary women’s collections are: Luxury, Everyday, and Essential. These women’s collections include a range of products such as boyshorts, hipsters, lounge pants, camisoles, tank tops, pajamas, chemises and sleepshirts. We also make French terry robes, Alpaca throws, as well as Double Gauze woven cotton sleepwear. True to our brand mission, we believe these designs deliver superior fit, feel and function with timeless looks and at premium affordable prices that make them appealing to a broad consumer market.

Our Everyday collection consists of three core groups of daily essentials including wire-free bralettes and thong, modern brief and hipster style panties meant for everyday use for a range of different occasions. Everyday Naked, is constructed from Peruvian Pima cotton stretch fabric that is designed to be ultra-light, soft and breathable. Naked Luxury intimates, is made from soft MicroModal fabric with 360-degree stretch that is designed to naturally wick away moisture and be cool to the touch. We have designed our intimate apparel collection according to our mission to deliver the highest standard of fit, feel, function, and look for the modern active woman.

Our Essential collection consists of pajamas, sleepshirts, robes, loungewear, yoga wear and chemises made from Peruvian Pima Cotton for everyday comfort and style.

Distribution

We sell our products through wholesale relationships and through direct to consumer channels. The wholesale channel is currently our largest channel and consists of department stores as well as boutique apparel stores and undergarment stores. Our two largest distribution partners are Nordstrom, which carries our products in its online store Nordstrom.com, and Bloomingdales, which carries our product at select stores in the U.S. We also sell our products through Dillard’s, Soma.com, SaksFifthAvenue.com and a growing number of boutiques and specialty stores. We are targeting additional key retail store partners in the U.S. in 2018 for our men’s and women’s products. In addition to selling in key department stores in North America, Naked also sells through online stores such as Amazon.com, barenecessities.com, hackberry.com, hisroom.com and freshpair.com.

We also sell all of our products direct-to-consumer through our internet retail store, www.wearnaked.com. Our internet retail store is optimized for use on all online platforms and provides our customers with a premium online shopping experience and access to our entire product line. Our direct-to-consumer channel has become an increasingly significant part of our business and we expect it will continue to do so as our brand awareness increases in North America and internationally. We believe that the availability of online sales is convenient for our customers and enhances the image of our brand, making our brand and products more accessible in more markets than in brick and mortar stores alone. We plan to commercially introduce new products at www.wearnaked.com as well as feature certain products, collections, and styles exclusively.

Production

We utilize manufacturing partners outside of the United States to produce our products. Currently, our primary production is in China although we have limited production in India, Peru, Bangladesh, and Thailand and may expand into other territories in 2018.

We believe we have developed good relationships with a number of our vendors and we seek to ensure that they share our commitment to quality and ethics. We do not have any long-term agreements requiring us to use any manufacturer. Our primary production partner during fiscal 2018 has been TMS Fashion, a wholly owned subsidiary of LuenThai Holdings Limited, a Hong Kong Stock Exchange-listed company. We began working with TMS and LuenThai in 2014 in an effort to streamline and scale up our production capabilities by leveraging a large, established manufacturing resource. We believe this partnership allows us access to “best-in-class” fabrics, materials and manufacturing techniques while reducing our need for fixed overhead. Further, until August 2017, we sublet our principal office location in New York City from Tellas, Inc., another wholly-owned subsidiary of LuenThai operating in the U.S. We have additional manufacturing relationships for our women’s intimate apparel collections and expect to work with additional manufacturers as we expand our product offering.

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

Key Customers

In fiscal 2018, sales were concentrated with Bloomingdales, Nordstrom.com, and Dillards which accounted for 8.9%, 11%, and 8.2% respectively of our net sales. During fiscal 2017, Nordstrom accounted for 12.4%, Bloomingdales accounted for 13.7%, and Dillards accounted for 3.3% of our net sales. The decline in percentage of sales to Nordstrom and Bloomingdales during fiscal 2018 is largely due to an increase in sales across all channels leading to a decrease in sales concentrations to key customers. Nordstrom.com, Bloomingdales, and Dillard’s are currently of key importance to our business and our results of operations, which would be materially adversely affected if these relationships ceased to exist or are significantly reduced. These customers do not have ongoing purchase commitments with us nor do any of our other customers. Therefore, we cannot guarantee that the volume of sales will remain consistent going forward. We typically enter into agreements with department store and larger retail customers which cover the material terms and conditions of purchase orders such as shipping terms, pricing policies, payment terms and cancellation policies. We are targeting additional department store and retail customers to become additional key accounts of our business in fiscal 2019 and beyond.

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

Competition

Men’s and women’s innerwear is a very competitive market with many high-profile undergarment manufacturers such as, Calvin Klein, Polo Ralph Lauren, 2(x)ist, Hugo Boss, Tommy John, Saxx Giorgio Armani, Tommy Hilfiger, Michael Kors, DKNY, Natori, Free People, Hanky Panky, Commando, Cosabella, MeUndies, Bread&Boxers, Frigo and others. We believe there are currently over 100 potential competitors in our market sector for men’s and women’s undergarments, lounge and sleepwear, and intimate apparel. The market includes increasing competition from established companies who are expanding their production and marketing of undergarments, as well as frequent new entrants. We are in direct competition with such companies. Competition is principally on the basis of brand image and recognition, as well as product quality, innovation, style, distribution and price. We believe that we have the potential to perform well against competition as a result of the quality, fit and performance of our products, our brand and brand strategy and positioning, our planned marketing and consumer engagement initiatives, and through brand endorsement and strategic collaboration agreements. The products we have introduced to market and the products we plan to introduce are targeted at a premium consumer value point, which means retailing a high-quality product at a competitive price to comparable products, which we believe gives us the opportunity to penetrate the market successfully.

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

Seasonality of Business

The apparel industry is generally subject to seasonality of buying which can affect revenue and cash flows. For men, there are generally two distinct buying seasons in the apparel industry: Fall/Winter season, which occurs in the third to fourth quarters of our fiscal year and Spring/Summer season, which occurs in the first to second quarters of our fiscal year, with some potential shipments at the last quarter. The women’s apparel buying markets are more frequent than men’s, although we may elect to focus only on two main buying markets as we do for men’s products in order to optimize design and production cycles. In fiscal 2018, the largest revenues were reported in our second and fourth fiscal quarter, arising from seasonal products and sales, as well as due to $441,453 in sales recorded for the fourth quarter relating to the consignment agreement with Bendon, dated October 4, 2017. As a result of growth and changes to our business with the introduction of new product lines during the fiscal year, the natural seasonality of our business had a reduced effect. Furthermore, with limited operating history it is difficult to anticipate the effects of seasonality moving forward. Thus, historical quarterly operating trends may not be indicative of future performance because of new product launches and continued early stage sales growth.

Intellectual Property

The “Naked” trademark is a critical component of the value of our business and we rely on the strength of our brand to differentiate ourselves in the marketing and sale of our products. To protect the Naked brand, we have secured trademark registrations in the United States, the European Union and Canada. We also own applications and registrations in the United States, Canada and other jurisdictions for additional Naked-related trademarks. We take steps to enforce and police our Naked trademark and expect to continue to incur expenses for enforcement-related work and for the filing of trademark and other types of intellectual property applications in the U.S. and key international markets in fiscal 2019.

Employees

We currently employ six full-time employees, of which five are employed in the United States and one is employed in Canada. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

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

Our principal executive offices are located at 180 Madison Avenue, Suite 505, New York, New York, USA 10016. Our telephone number is (646) 653-7710.

Available Information

Our corporate website address is www.nakedbrands.com and our online store is www.wearnaked.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at ir.nakedbrands.com when such reports are available on the SEC’s website.

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

We are still evolving our business plan as a growing company. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. For the years ended January 31, 2018 and 2017, our net revenues were $2,859,884 and $1,842,065, respectively. Naked commenced operations in 2010 and, since beginning operations, we have generated limited total revenues. As a relatively new company, we are subject to many risks associated with the initial organization, financing, expenditures, and impediments inherent in a new business and there is limited history upon which to base any assumption as to the likelihood that we will prove successful.

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

Our auditors’ report on our January 31, 2018 consolidated financial statements included an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

For the years ended January 31, 2018 and 2017, we incurred a net loss of $5,789,805 and $10,798,503, respectively. We anticipate generating losses for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as noted by our auditors with respect to the consolidated financial statements for the year ended January 31, 2018. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We have a concentration of sales to key customers and any substantial reduction in sales to these customers would have a material adverse effect on our business.

During the year ended January 31, 2018, sales were concentrated with Bloomingdales, Nordstrom.com, and Dillard’s, which accounted for 8.9%, 11%, and 8.2%, respectively, of our net sales. During fiscal 2017, Nordstrom accounted for 12.4%, Bloomingdales accounted for 13.7%, and Dillards accounted for 3.3% of our net sales. The decline in percentage of sales to Nordstrom and Bloomingdales during fiscal 2018 is largely due to an increase in sales across all channels leading to a decrease in sales concentrations to key customers. Nordstrom.com, Bloomingdales, and Dillard’s are currently of key importance to our business and our results of operations would be materially adversely affected if these relationships ceased. Although we have diversified our customers and continue to receive increasing sales orders from existing customers, these customers do not have any ongoing purchase commitment agreement with us; therefore, we cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in purchasing decisions by these customers, whether due to actions by our competitors, industry factors or otherwise, could have a material adverse effect on our business and our financial condition.

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

An important element of our marketing strategy is to obtain endorsements from prominent athletes and celebrities, which may contribute to the image of our brands. To date, we have entered into one celebrity endorsement agreement with Dwyane Wade, an NBA basketball player of which was terminated in the fourth quarter of fiscal 2018 We believe that this strategy will continue be an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot assure you that we will be able to attract new athletes and celebrities to endorse our products. We also are subject to risks related to the selection of athletes and celebrities whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes and celebrities could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and celebrities and arrange endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. In any event, our inability to obtain endorsements from professional athletes and celebrities could adversely affect our ability to market and sell our products, resulting in loss of revenues.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our results of operations and could impair the strength and exclusivity of our brand. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships.

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

As a result of growth and changes to our business with the introduction of new product lines during the 2018 and 2017 fiscal years, the natural seasonality of our business has had a reduced effect. However, our operating history and nature as a developing company make it difficult to assess the impact of seasonal factors on our business or whether or not our business is susceptible to cyclical fluctuations in the economy in the markets in which we operate. Likewise, our growth may have obscured the effect of any seasonal or cyclical factors on our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future. Any future seasonal or quarterly fluctuations in our results of operations may not match the expectations of market analysts and investors. Disappointing quarterly results could cause the price of our common stock to decline. Seasonal or quarterly factors in our business and results of operations may also make it more difficult for market analysts and investors to assess the longer-term strength of our business at any particular point, which could lead to increased volatility in our stock price. Increased volatility could cause our stock price to suffer in comparison to less volatile investments.

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

Our operating experience and limited brand recognition in new international markets may limit our expansion strategy and cause our business and growth to suffer.

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

Our success depends on the value and reputation of the Naked brand. The Naked name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. We rely on social media as one of our marketing strategies to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed, which could have a material adverse effect on our financial condition.

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

If we are unable to safeguard against security breaches with respect to our information systems, our business may be adversely affected.

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

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we currently own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing, and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We currently rely on trademarks, as well as confidentiality procedures, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, Canada or the European Union, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position may suffer.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and the Public Company Accounting Oversight Board and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

Risk Related to Our Common Stock and Public Reporting Requirements

On February 1, 2018 we received writing notice from Nasdaq that we were not in compliance with Nasdaq’s continued listing requirements due to our failure to hold an annual meeting of stockholders for the fiscal year ended January 31, 2017. Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

On February 1, 2018, Naked Brand Group Inc. (the “Company”) received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it no longer complies with Nasdaq Listing Rule 5620(a) due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended January 31, 2017 (the “Annual Meeting Requirement”). The Company delayed holding its 2017 annual meeting of stockholders because of the contemplated business combination with Bendon Limited and Bendon Group Holdings Limited that would be submitted to the Company’s stockholders for a vote at a meeting.

Nasdaq’s notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days from February 1, 2018 to submit to Nasdaq a plan to regain compliance with the Annual Meeting Requirement. If Nasdaq accepts the Company’s plan, Nasdaq may grant an extension of up to 180 calendar days from the end of the fiscal year ended January 31, 2017, or until July 30, 2018, to regain compliance.

On March 19, 2018, the Company provided Nasdaq with a plan to regain compliance with the Annual Meeting Requirement, which, among other things, explained the reasons for the Company’s delay in holding its 2017 annual meeting of stockholders and stated the Company’s intention to hold an annual meeting of stockholders on or before July 30, 2018.

On March 27, 2018, the Company received written notice from Nasdaq granting the Company an extension until July 30, 2018 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of stockholders at which, among other things, the stockholders shall elect directors to the Board of Directors of the Company. The notice further provides that in the event the Company does not satisfy such terms, Nasdaq will provide written notification that the Company’s securities will be delisted.

There can be no assurance that the Company will be able to regain compliance with the Annual Meeting Requirement or maintain compliance with any other Nasdaq requirement in the future.

Because we can issue additional shares of common stock, holders of our common stock may experience dilution in the future.

We are authorized to issue up to 18,000,000 shares of common stock, of which 10,342,191 shares are issued and outstanding as of May 1, 2018. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our stock in the future.

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

As of January 31, 2018, we had outstanding options to purchase an aggregate of 3,472,399 shares of our common stock at a weighted average exercise price of $3.85 per share and warrants to purchase an aggregate of 1,212,302 shares of our common stock at a weighted average exercise price of $5.40 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

The operation of our business and our growth efforts will require significant cash outlays. We are largely dependent on outside capital to implement our business plan and support our operations. We anticipate for the foreseeable future that cash on hand and cash generated from operations will not be sufficient to meet our cash requirements, and that we will need to raise additional capital through investments to fund our operations and growth. We cannot assure you that we will be able to raise additional working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our growth efforts, which could harm our business plans, financial condition, and operating results, or cease our operations entirely, in which case, you may lose all your investment. Financings, including future equity investments, if obtained, may be on terms that are dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price at which you purchase your shares.

As of January 31, 2018, the Company had cash totaling $1,414,871. The latest amendment to the Merger Agreement requires Bendon to fund all operating losses until closing. Due to this requirement, we believe we have sufficient working capital to implement our proposed business plan over the next 12 months.

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

Risks Related to the Proposed Merger and the Combined Company

Holdco’s shares may not be listed on a securities exchange. Even if listed, Holdco may be unable to maintain the listing of its securities in the future.

Holdco has applied for listing, to be effective at the time of the consummation of the Transactions, of the Holdco Ordinary Shares on Nasdaq. However, Holdco will be required to meet the initial listing requirements of such exchange in order to be listed. Holdco may not be able to meet those initial listing requirements. The initial listing requirements for new issuers are stringent and, although Holdco may explore various actions to meet the requirements, there is no guarantee that any such actions will be successful in bringing it into compliance with the requirements. For example, Nasdaq has indicated that it will not approve Holdco's application unless Holdco counteracts the conditions that cast substantial doubt about its ability to continue as a going concern. While Holdco has a plan to counteract these conditions, there can be no assurance it will be successful in implementing this plan. For this reason, there can be no assurance that Nasdaq will approve Holdco’s application. It is a condition of the consummation of the Transactions that Holdco receive confirmation from Nasdaq or the NYSE that the Holdco Ordinary Shares have been approved for listing. This condition cannot be waived. Accordingly, if Nasdaq does not approve Holdco’s application for listing of the Holdco Ordinary Shares, the Transactions will not be completed.

Even if the Holdco Ordinary Shares are so listed and the Transactions are completed, Holdco may be unable to meet the continued listing requirements in the future and accordingly may be unable to maintain the listing of its securities.

If Holdco meets the initial listing requirements, but is unable to meet the continued listing requirements and the Holdco Ordinary Shares are subsequently delisted, Holdco could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	a limited amount of news and analyst coverage for the company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The unaudited pro forma financial information in the definitive proxy statement/prospectus included in the Registration Statement may not be indicative of what the combined company’s actual financial position or results of operations would have been.

The unaudited pro forma financial information in the definitive proxy statement/prospectus included in the Registration Statement is presented for illustrative purposes only, has been prepared based on a number of assumptions and is not necessarily indicative of what the combined company’s actual financial position or results of operations would have been had the business combination been completed on the dates indicated. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the business combination or the costs to combine the operations of Naked and Bendon or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. Each of Bendon and Naked has an explanatory paragraph regarding there being substantial doubt about each company’s continuing as a going concern.

Holdco has no operating history. The unaudited pro-forma financial information and the historical combined financial information included in the definitive proxy statement/prospectus in the Registration Statement, may not be representative of actual results as a combined company, and accordingly, you have limited financial information on which to evaluate the combined company and your investment decision.

Bendon and Naked have no prior history as a combined entity and their operations have not previously been managed on a combined basis. As a result, the pro forma financial information for the combined company and the combined audited financial statements of Bendon and Naked giving effect to the Merger included elsewhere in definitive proxy statement/prospectus included in the Registration Statement as presented are not necessarily indicative of the financial position or results of operations of the combined company that would have actually occurred had the Merger been completed at or as of the dates indicated, nor are they indicative of the future operating or financial position of the combined company. The pro-forma financial information for the combined company does not consider potential impacts of current market conditions on revenues or expense efficiencies. The pro-forma financial information presented in the definitive proxy statement/prospectus included in the Registration Statement, is based in part on certain assumptions regarding the Merger that Bendon and Naked believe are reasonable under the circumstances. However, assumptions used in preparing such financial information may not prove to be accurate over time. Investors should not place any undue reliance on the pro forma financial information of the combined company.

If the adjournment proposal is not approved, and an insufficient number of votes have been obtained to approve the consummation of the Transactions, Naked’s board of directors will not have the ability to adjourn the special meeting to a later date in order to solicit further votes, and, therefore, the Transactions will not be approved.

Naked’s board of directors is seeking approval to adjourn the special meeting to a later date or dates, if, based on the tabulated vote, Naked is unable to consummate the Transactions contemplated by the Merger Agreement. If the adjournment proposal is not approved, Naked’s board will be unable to adjourn the special meeting to a later date and, therefore, will not have more time to solicit votes to approve the consummation of the Transactions. In such event, the Transactions would not be completed.

Because the number of Holdco Ordinary Shares that are issuable to the shareholders of Bendon in the Reorganization is adjustable depending on the net debt of Bendon and the net assets of Naked, as finally determined in accordance with the Merger Agreement, Naked shareholders cannot be certain of the precise percentage ownership of Holdco that they will hold immediately following the closing of the Merger.

The number of Holdco Ordinary Shares that are issuable to the shareholders of Bendon in the Reorganization is adjustable depending on the net debt of Bendon and net assets of Naked, as finally determined in accordance with the Merger Agreement. If it is finally determined that Naked’s Net Assets (as defined in the Merger Agreement) at the Closing of the Transactions are less than the Net Asset Amount (as defined in the Merger Agreement) by at least $150,000, then the number of Holdco Ordinary Shares issuable to Bendon will be increased by the number equal to the product obtained by multiplying the difference in the asset amount by 2.327. If, however, the Naked’s Net Assets at the closing of the Transactions are greater than the Net Asset Amount by at least $150,000, then then the number of Holdco Ordinary Shares issuable to Bendon will be reduced by the same ratio. Notwithstanding the foregoing, so long as Naked does not incur any expenditures that in the aggregate exceed any line item in the Budget (as defined below) by more than 10%, unless otherwise agreed to by the Budget Committee, no adjustment will be made based on Naked's Net Assets. Additionally, if the Bendon’s Net Debt (as defined in the Merger Agreement) at the closing of the Transactions exceeds the Net Debt Amount (as defined in the Merger Agreement) by at least $1,000,000, then then the number of Holdco Ordinary Shares issuable to Bendon will be reduced by the number equal to the product obtained by multiplying the difference in the debt amount by 0.167. If, however, the Bendon’s Net Debt at the closing of the Transactions is less than the Net Debt Amount by at least $1,000,000, then then the number of Holdco Ordinary Shares issuable to Bendon will be increased by the same ratio. Since the Naked Closing Net Assets and Bendon Closing Net Debt will not be determined until the closing of the Merger, Naked stockholders cannot be certain of the exact percentage ownership of Holdco that they will hold immediately following the closing of the Merger.

Failure to complete the Merger could harm Naked’s future business and operations.

If the Merger is not completed, Naked is subject to the following risks, among others:

•	costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;

•	if the Merger Agreement is terminated under certain circumstances, Naked may be required to issue to Bendon 1,250,000 or 2,500,000 shares of Naked Common Stock (not subject to a registration statement), as adjusted for any stock splits, stock combinations, stock dividends or similar transactions affecting Naked Common Stock;

•	the attention of management of Naked may have been diverted to the Merger rather than to Naked’s operations and the pursuit of other opportunities that could have been beneficial to it;

•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

•	the price of Naked stock may decline and remain volatile;

•	Naked will have been subject to certain restrictions on the conduct of its business which may have prevented it from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•	Naked may be subject to litigation related to the Merger or any failure to complete the Merger.

In addition, if the Merger Agreement is terminated and the board of directors of Holdco determines to seek another business combination, there can be no assurance that Naked will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by Holdco in the Merger.

Bendon and Naked will incur substantial transaction fees and costs in connection with the Merger.

Bendon and Naked expect to incur material non-recurring expenses in connection with the Merger and consummation of the Transactions. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Bendon and Naked. The parties cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

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

In general, either Naked or Holdco can refuse to complete the Merger if there is a material adverse change affecting the other party between the signing date of the Merger Agreement, and the planned closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Naked or Holdco, including the following events (except, in some cases, where the change has a disproportionate effect on a party):

•	changes generally affecting the economy, financial or securities markets;

•	the announcement of the Merger and the transactions contemplated by the Merger Agreement, including the impact thereof on the relationships of a party with its employees, customers, suppliers, or partners;

•	the outbreak or escalation of war or any act of terrorism, civil unrest, or natural disasters;

•	changes (including changes in law) or general conditions in the industry in which the party operates;

•	changes in GAAP (or the authoritative interpretation of GAAP); or

•	compliance with the terms of, or the taking of any action required by the Merger Agreement.

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

Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on our business and, consequently, on the combined company. These uncertainties may impair our ability to attract, retain and motivate employees until the completion of the Merger, which may have a material adverse effect on us if the Merger is not completed. If employees depart because of issues concerning employment security and difficulty of integration or a desire not to remain with the combined company, HoldCo’s future business could be adversely affected. Similarly, uncertainties about the effect of the Merger could cause customers, suppliers and others who deal with us to change their existing business relationships, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. The realization of any of these risks may materially adversely affect the business and financial results of the combined company.

Current stockholders will have a reduced ownership and voting interest in the combined company after the Merger.

As a result of the Merger, Naked stockholders along with Bendon’s affiliates are expected to hold approximately 8.35% of the combined company’s outstanding ordinary shares immediately following completion of the Transactions. Holdco shareholders and our stockholders currently have the right to vote for their respective directors and on other matters affecting the applicable company. When the Merger occurs, each of our stockholders that receives ordinary shares of the combined company will hold a percentage ownership of the combined company that will be significantly smaller than the stockholder’s current percentage ownership of Naked. The combined company will be controlled by Bendon’s affiliates, which are expected to approximately 64.8% of all shares of the combined company on a fully diluted basis. As further discussed below, Bendon and its affiliates will be able to exercise significant influence over the combined company’s business policies and affairs due to its large ownership percentage. As a result of their reduced ownership percentages, our former stockholders will have less voting power in the combined company than they now have with respect to us.

The lack of a public market for Holdco’s ordinary shares makes it difficult to evaluate the fairness of the Merger, thus the stockholders of Naked may receive consideration in the Merger that is greater than or less than the fair market value of their Naked shares.

The ordinary shares of Holdco are not currently listed, and no public market currently exists for the Holdco Ordinary Shares. The lack of a public market makes it extremely difficult to determine the fair market value of Holdco. Because the percentage of Holdco Ordinary Shares to be issued to Naked stockholders was determined based on negotiations between the parties, it is possible that the value of the combined company ordinary shares to be issued in connection with the Merger may be less than expected.

Bendon and its affiliates will exercise significant influence over the combined company, and their interests in the combined company may be different than yours.

Following the completion of the Merger, Bendon’s affiliates will beneficially own approximately 64.8% of the outstanding ordinary shares of the combined company calculated on a fully diluted basis. Accordingly, Bendon’s affiliates will be able to exercise significant influence over the combined company’s business policies and affairs, including the composition of the combined company’s board of directors and any action requiring the approval of the combined company’s shareholders. The interests of Bendon and its affiliates may conflict with your interests. For example, these shareholders may support certain long-term strategies or objectives for the combined company which may not be accretive to shareholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of the combined company, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of these parties. This significant concentration of share ownership may adversely affect the trading price for the combined company’s ordinary shares because investors often perceive disadvantages in owning stock in companies with shareholders who own significant percentages of a company’s outstanding stock.

The combined company may not experience the anticipated strategic benefits of the Merger.

The respective management of Naked and Bendon believe that the Merger would provide certain strategic benefits that may not be realized by each of the companies operating as standalones. Specifically, we believe the Merger would provide certain strategic benefits which would enable each of Naked and Bendon to accelerate their respective business plans through an increased access to capital in the public equity markets, increased management strength and management expertise, access to a larger customer base for the combined sales organization. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased shareholder value or revenue stream to the combined company.

Some of the Bendon and Naked officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain officers of Bendon and Naked participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, continued service as an executive officer or director of the combined company and the right to continued indemnification for directors, executive officers and former directors and executive officers of Bendon and Naked following the completion of the Merger.

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

Noble has issued to the Naked board of directors a written opinion, subject to the terms, conditions and qualifications set forth therein, as of the date of execution of the Merger Agreement, the consideration to be received by the stockholders of Naked is fair to the stockholders of Naked from a financial point of view. Naked’s board of directors has not obtained an updated fairness opinion as of the date of this Form 10-K. Importantly, the Noble opinion does not reflect changes that may occur or may have occurred after the date of the opinion, including changes in the operations, performance and prospects of Naked or Holdco, general market and economic conditions and other factors that may be beyond the control of Naked or Holdco, and on which the fairness opinion was based, that may alter the value of Naked, Bendon or Holdco or the prices of shares of Naked common stock or Holdco Ordinary Shares by the time the Merger is completed. The Noble opinion does not speak as of the time the Merger will be completed or as of any date other than the date of execution of the Merger Agreement. Because Naked does not anticipate asking Noble to update its opinion, the opinion will not address the fairness of the terms the Merger consideration, from a financial point of view, at the time the Merger is completed.

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

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect the financial results of Naked, Holdco and/or the combined company.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on our management and internal resources. Any significant diversion of management’s attention away from its ongoing businesses, and any difficulties encountered in the transition and integration process, could affect our financial results.

In addition, the Merger Agreement restricts us, without the consent of Holdco, from making certain acquisitions and dispositions and taking other specified actions while the Merger is pending. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our rbusiness prior to completion of the Merger or termination of the Merger Agreement.

The Holdco Ordinary Shares to be received by Naked stockholders as a result of the Merger will have different rights from the shares of Naked common stock.

Upon completion of the Merger, Naked stockholders will become shareholders of the combined company and their rights as shareholders will be governed by Holdco’s certificate of registration and constitution. The combined company will be an Australian company and certain of the rights associated with the combined company ordinary shares will be different from the rights associated with Naked common stock.

The lack of a public market for Holdco’s shares makes it difficult to evaluate the fairness of the Merger, thus our stockholders may receive consideration in the Merger that is greater than or less than the fair market value of their Naked shares.

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

Even if the Merger is approved by our stockholders, additional specific conditions must be satisfied or waived (to the extent permitted under applicable law) in order to complete the Merger, including, among others:

•	The Registration Statement shall have become effective, and no stop order suspending effectiveness shall have been issued and remain in effect,
•	the completion of the Reorganization (as defined in the Merger Agreement) of Holdco;
•	the Holdco Ordinary Shares issuable to Naked’s stockholders in the Merger in accordance with the Merger Agreement will have been authorized for listing on the Nasdaq or NYSE,
•	no governmental entity shall have enacted any law or order which is in effect and which has the effect of making the Merger, the Reorganization or the other transactions contemplated by the Merger Agreement illegal or otherwise prohibiting consummation of the Merger, the Reorganization or the other transactions contemplated by the Merger Agreement,
•	no action, suit or proceeding shall be pending or threatened before any governmental entity which is reasonably expected to, among other things, prevent consummation of any of the transactions contemplated by the Merger Agreement or cause any of the transactions contemplated by the Merger Agreement to be rescinded following consummation,
•	the representations and warranties of each party to the Merger Agreement shall be true and correct subject to certain materiality qualifiers, and
•	each party shall have performed or complied with all agreements and covenants required by the Merger Agreement to be performed or complied with by it at or prior to the closing date.

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

Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, Naked expects. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the benefits that Holdco and Naked expect to achieve from the Merger and the integration of their respective businesses. In addition, subject to certain exceptions, either of Naked and Holdco may terminate the Merger Agreement on notice to the other if the Merger is not completed by June 1, 2018, (as such date may be extended in accordance with the Merger Agreement.

Should the Merger not qualify as tax free reorganization, for U.S. federal income tax purposes, Naked stockholders may recognize income, gain or loss in connection with the Merger.

It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes. The parties, however, did not seek a ruling from the IRS regarding the tax consequences of the Merger. The failure of the Merger to qualify as a tax-free reorganization for U.S. federal income tax purposes could result in a Naked stockholder recognizing income, gain or loss with respect to the shares of Naked common stock surrendered by such stockholder.

Failure or delay in obtaining any necessary regulatory approvals could cause the Merger not to be completed or to be postponed.

To complete the Merger and all transactions contemplated by the Merger Agreement and the Merger, Holdco must comply with applicable federal and state securities laws and the rules and regulations of Nasdaq in connection with the issuance and listing of shares of Holdco Ordinary Shares and the filing of the definitive proxy statement/prospectus with the SEC. Failure or delay in obtaining any necessary approvals could cause the Merger not to be completed or to be postponed, which may materially adversely affect the benefits that Bendon and Naked expect to achieve from the Merger and the integration of their respective businesses.

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

Declines in Holdco’s stock price or financial results could give rise to stockholder litigation and potential liability.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined company’s profitability and reputation.

Holdco is not expected to pay dividends on its shares of ordinary shares in the foreseeable future.

For the foreseeable future, it is expected that the combined company will continue to retain any earnings to finance the development and expansion of its business, and not to pay any cash dividends on its ordinary shares. Consequently, your only opportunity to achieve a return on your investment in the combined company will be if the market price of the ordinary shares appreciates and you sell your shares at a profit. There is no guarantee that the price of Holdco’s ordinary shares that will prevail in the market after the Merger will ever exceed the value of the Holdco Ordinary Shares exchanged in the Merger.

There may be less publicly available information concerning Holdco than there is for issuers that are not foreign private issuers because it is anticipated that Holdco will be considered a foreign private issuer and will be exempt from a number of rules under the Exchange Act and will be permitted to file less information with the SEC than issuers that are not foreign private issuers. Holdco, as a foreign private issuer, will be permitted to follow home country practice in lieu of the listing requirements of the Nasdaq, subject to certain exceptions.

A foreign private issuer under the Exchange Act is exempt from certain rules under the Exchange Act, and is not required to file periodic reports and financial statements with the SEC as frequently or as promptly as companies whose securities are registered under the Exchange Act but are not foreign private issuers, or to comply with Regulation FD, which restricts the selective disclosure of material non-public information. It is anticipated that Holdco will be exempt from certain disclosure and procedural requirements applicable to proxy solicitations under Section 14 of the Exchange Act. The members of Holdco’s management board, officers and principal shareholders will be exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act. Accordingly, there may be less publicly available information concerning Holdco than there is for companies whose securities are registered under the Exchange Act but are not foreign private issuers, and such information may not be provided as promptly as it is provided by such companies.

In addition, certain information may be provided by Holdco in accordance with Australian law, which may differ in substance or timing from such disclosure requirements under the Exchange Act. Further, as a foreign private issuer, under the Nasdaq rules Holdco may be subject to less stringent corporate governance requirements. Subject to certain exceptions, the rules of Nasdaq (and the NYSE) permit a foreign private issuer to follow its home country practice in lieu of the listing requirements of Nasdaq, including, for example, certain internal controls as well as board, committee and director independence requirements. Holdco would be required to disclose any significant ways in which its corporate governance practices differ from those followed by U.S. domestic companies under Nasdaq listing standards in its annual report on Form 20-F filed with the SEC or on its website. Although Holdco presently does not intend to rely on its home country practice in lieu of the Nasdaq corporate governance requirements, there can be no assurance it won’t elect to do so in the future. Accordingly, you may not have the same protections afforded to shareholders of companies that are required to comply with all of the Nasdaq corporate governance requirements.

Holdco may lose its foreign private issuer status in the future, which could result in significant additional costs and expenses.

As a foreign private issuer, Holdco would not be required to comply with all the periodic disclosure and current reporting requirements of the Exchange Act and related rules and regulations. The determination of foreign private issuer status is made annually. There is a risk that Holdco will lose its foreign private issuer status in the future. Holdco would lose its foreign private issuer status if, for example, more than 50% of its assets are located in the U.S. and Holdco’s continue to fail to meet additional requirements necessary to maintain our foreign private issuer status. The regulatory and compliance costs to Holdco under U.S. securities laws as a U.S. domestic issuer may be significantly greater than the costs Holdco will incur as a foreign private issuer. If Holdco is not a foreign private issuer, it will be required to file periodic reports and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. Holdco would be required under current SEC rules to prepare our financial statements in accordance with U.S. GAAP and modify certain of its policies to comply with corporate governance practices associated with U.S. domestic issuers. Such conversion and modifications would involve additional costs. In addition, Holdco may lose its ability to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges that are available to foreign private issuers, which could also increase Holdco’s costs.

Risks Related to an Investment in Holdco Ordinary Shares

Currently, there is no public market for Holdco Ordinary Shares. Naked stockholders cannot be sure that an active trading market will develop for or of the market price of the Holdco Ordinary Shares they will receive.

Under the Merger Agreement, each share of Naked Common Stock will be converted into the right to receive one Holdco Ordinary Share. Holdco is newly formed entity and prior to this transaction it has not issued any securities in the U.S. markets or elsewhere nor has there been extensive information about it, its businesses or operations publicly available. Under the Merger Agreement, Bendon and Holdco have agreed to use their best efforts to cause the Holdco Ordinary Shares to be issued in the Merger to be approved for listing on the Nasdaq or NYSE prior to the effective time of the Merger and the approval of the listing on the Nasdaq or NYSE of the Holdco Ordinary Shares to be issued in the Merger is a condition to the closing of the Merger. In accordance with these provisions of the Merger Agreement, Holdco has applied to list the Holdco Ordinary Shares on Nasdaq. However, there can be no assurance that Nasdaq will approve Holdco’s application, and even if it does, the listing of the shares on Nasdaq does not assure that a market for the Holdco Ordinary Shares will develop or the price at which the shares will trade. No assurance can be provided as to the demand for or trading price of Holdco Ordinary Shares following the closing of the Merger and the Holdco Ordinary Shares may trade at a price less than the current market price of Naked Common Stock.

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

HoldCo’s share price may be volatile and could decline substantially.

The market price of Holdco’s ordinary shares may be volatile, both because of actual and perceived changes in the company’s financial results and prospects, and because of general volatility in the stock market. The factors that could cause fluctuations in Holdco’s share price may include, among other factors discussed in this section, the following:

•	actual or anticipated variations in the financial results and prospects of the company or other companies in the apparel
•	business;
•	changes in financial estimates by Wall Street research analysts;
•	actual or anticipated changes in the United States economy or the retailing environment;
•	changes in the market valuations of other specialty apparel companies;
•	announcements by Holdco or its competitors;
•	mergers or other business combinations involving Holdco;
•	additions and departures of key personnel;
•	changes in accounting principles;
•	the passage of legislation or other developments affecting Holdco or its industry;
•	the trading volume of Holdco’s ordinary shares in the public market;
•	changes in economic conditions;
•	financial market conditions;
•	natural disasters, terrorist acts, acts of war or periods of civil unrest; and
•	the realization of some or all of the risks described in this section.

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of apparel companies have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may materially and adversely affect the market price of Holdco’s ordinary shares.

The financial performance, and price of the ordinary shares, of the combined company may be affected by factors different from those that historically have affected Naked.

Upon completion of the Merger, holders of Naked common stock will become holders of ordinary shares of Holdco. The business and target markets of Holdco and the combined company differ from those of Naked, and accordingly the results of operations and the price of Holdco Ordinary Shares will be affected by some factors that are different from those currently affecting the results of operations and stock price of Naked.

The combined company’s stock price is expected to be volatile, and the market price of the combined company ordinary shares may drop following the Merger. The market price of the combined company’s ordinary shares could be subject to significant fluctuations following the Merger. Moreover, stock markets generally have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. Such market fluctuations may also adversely affect the trading price of the combined company’s ordinary shares. Declines in the combined company’s stock price after the Merger may result for a number of reasons including if:

•	investors react negatively to the prospects of the combined company’s business and prospects from the Merger;

•	the effects of the Merger on the combined company’s business and prospects are not consistent with the expectations of financial or industry analysts;

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts; or

•	other factors beyond the combined company’s control, including but not limited to fluctuations in the valuation of companies perceived by investors to be comparable to the combined company.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, have and may continue to negatively affect the market price of Holdco’s ordinary shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about Holdco or its business, its ordinary shares price and trading volume could decline.

The trading market for the Holdco’s ordinary shares will depend in part on the research and reports that securities or industry analysts publish about Holdco or its business. Securities and industry analysts do not currently, and may never, publish research on Holdco. If no securities or industry analysts commence coverage of Holdco, the trading price for its ordinary shares would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover Holdco downgrade its securities or publish inaccurate or unfavorable research about its business, its stock price would likely decline. If one or more of these analysts cease coverage of Holdco or fail to publish reports on Holdco, demand for its ordinary shares could decrease, which might cause its ordinary share price and trading volume to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently maintain offices shared with Bendon at 180 Madison Avenue, Suite 505, New York, New York, USA, which are provided at no cost by Bendon. We believe our New York offices are suitable and adequate premises from which to operate our business at this time as they provide us with sufficient space to conduct our operations.

We do not own any real property.

Item 3.	Legal Proceedings

We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our company or our subsidiary is a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our or our subsidiary’s interest.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “NAKD” since December 18, 2015. Prior to that time, our common stock was quoted on the OTCQB marketplace operated by the OTC Markets Group, Inc. The following table sets forth the high and low sales prices per share for our common stock for the periods indicated. Information for the period from February 1, 2016 through January 31, 2018 is the high and low closing sales prices of our common stock on the Nasdaq Capital Market. Information for all periods prior thereto is the high and low bid quotations for our common stock on the OTCQB based upon information provided by the OTC Markets Group, Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Period	High ($)	Low ($)
Year ended January 31, 2017
First Quarter	2.95	1.49
Second Quarter	2.07	1.35
Third Quarter	2.95	1.03
Fourth Quarter	3.68	0.82
Year ended January 31, 2018
First Quarter	4.75	1.14
Second Quarter	3.00	1.25
Third Quarter	1.69	1.15
Fourth Quarter	1.75	1.24

Holders of Record

As of May 1, 2018, we had approximately 183 common stockholders of record. This figure does not include beneficial owners who hold shares of common stock in nominee name. The closing price per share of our common stock on April 30, 2018 was $1.38, as reported on the Nasdaq Capital Market.

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

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2018.

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

Overview

We are an apparel and lifestyle brand company that is currently focused on innerwear products for women and men. Under our flagship brand name and registered trademark “Naked®”, we design, manufacture and sell men’s and women’s underwear, intimate apparel, loungewear and sleepwear through retail partners and direct to consumer through our online retail store www.wearnaked.com. We have a growing retail footprint for our men’s innerwear products in premium department and specialty stores and internet retailers in North America, including accounts such as Nordstrom.com, Dillard’s, Bloomingdale’s, Amazon.com, Chico’s, Saksfifthavenue.com, and others.

Our net sales grew to $2,859,884 in fiscal 2018 from $1,842,065 in fiscal 2017. Net sales increased primarily as a result increases in sales across all sales channels, specifically third-party ecommerce sites, and sales to specialty accounts, as described below.

During the year ended January 31, 2018, sales to department stores accounted for approximately 33% of total net sales, as compared to 38.7% during fiscal 2017. The decrease in the proportion of department store sales to total sales was the result of the growth in our other sales channels. Increases in sales to department store accounts, such as Bloomingdales, Dillards, Saks Fifth Avenue, Lord & Taylor and Chicos of $214,790 during fiscal 2018, were outpaced by increases of $202,768 and $417,347 to third-party ecommerce and retail and specialty accounts, respectively.

Net sales through our ecommerce store (www.wearnaked.com) increased to approximately $385,300 for fiscal 2018 compared to $382,900 in fiscal 2017, an increase of 0.6%. The small increase in sales to our ecommerce store is largely due to the increase in third-party ecommerce sales, as described below. Sales through our ecommerce store accounted for approximately 13.50% of total net sales in fiscal 2018 as compared to 20.8% of total net sales in fiscal 2017. The decrease in ecommerce sales as a percentage of total net sales is attributable to proportionately larger increases in sales to other channels in fiscal 2018 compared to the prior year.

Net sales through third party ecommerce sites increased to approximately $328,700 for fiscal 2018 compared to $125,900 in fiscal 2017, an increase of 161.1%. Sales through these channels accounted for approximately 11.5% of total net sales in fiscal 2018 as compared to 6.8% of total net sales for fiscal 2017. This increase is attributable to an increase in sales to existing third-party ecommerce accounts and the addition of new third-party ecommerce accounts in fiscal 2018.

Sales to retail and specialty store accounts constituted approximately $878,200, or 28.6% of total net sales in fiscal 2018, as compared to $368,800, or 20.0% of total net sales in fiscal 2017. Total sales to retail and specialty store sales increased by approximately 166.3% over the comparative year, largely due to $441,453 in sales recorded for the fourth quarter relating to the consignment agreement with Bendon, dated October 4, 2017, as well as due to the addition of accounts during the fiscal year.

During fiscal 2018, we sold approximately $316,100 in out of season and overstock inventory through off price sales channels. Sales to these customers accounted for approximately 11.1% of total net sales in fiscal 2018, as compared to 13.2% of total net sales in fiscal 2017. The high percentage of sales to off price channels was driven by attempts to lower overall aging inventory levels during the fiscal year. We expect to see the percentage of sales to off price channels to decrease in the next fiscal year due to the consignment agreement with Bendon.

During fiscal 2018, men’s products constituted 35.3% of total sales and women’s products constituted 64.6% of total sales. Going forward, we expect the majority of our growth to be driven by our women’s collections, as we anticipate that our women’s products will become more widely distributed. In addition, the women’s market is substantially larger than the men’s market. However, we also expect to continue to see stable growth in our men’s products through our sales and marketing initiatives.

During fiscal 2018, gross margins increased to 32.8%, compared to 20.5% during fiscal 2017. The increase in gross margins was due to increased production efficiencies and increased sales from our women’s products, which generate higher margins. However, this is largely offset in the fourth quarter due to sales recorded per the consignment agreement with Bendon, described above, in which we receive the proceeds of sales through Bendon at unit costs.

Our products are sold in North America; however, we believe our products appeal to men and women worldwide. We continue to explore international distribution relationships for our Naked products. On October 4, 2017, the Company entered into a consignment agreement with Bendon to consign 155,624 units of finished goods inventory for the purpose of facilitating a sale of the consigned goods by the consignee, per note 4 of the accompanying financial statements. This inventory is being sold through Bendon retailers internationally.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories.

We operate in the apparel industry that is subject to seasonality of buying which can affect revenue and cash flows. We focus on two main buying seasons in the apparel industry: Fall/Winter season, which falls into the third to fourth quarters of our fiscal year and Spring/Summer season, which falls into the first to second quarters of our fiscal year, with some potential shipments at the last quarter. During fiscal 2018, the largest revenues were generated in our second and fourth fiscal quarters, which quarters generated 23.4% and 38.9%, respectively, of the aggregate annual revenues. These fluctuations arose from seasonal sales and promotions, and the introduction of new collections. However, the largest impact on quarterly fluctuations was due to sales to Bendon per the consignment agreement which occurred in the fourth quarter. As a result of this growth and changes to our business with the introductions of new product offerings, the natural seasonality of our business has historically had a reduced effect.

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

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth and a more complex global business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more fulsome discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.

Results of Operations

Net Sales

During fiscal 2018, we generated net sales of $2,859,884 compared to $1,842,065 in fiscal 2017, an increase of 55.3%. Net sales increased primarily as a result of increases in net sales from third-party ecommerce sites, which includes the addition of approximately $301,600 in net sales to Amazon, as well as increases in net sales to specialty and retail accounts including $441,453 in net sales to Bendon. We also saw increased net sales to department store accounts, including Bloomingdales, Nordstroms Dropship, and Dillards.

Gross Margins

During fiscal 2018, gross margins increased to 32.8%, compared to 20.5% during fiscal 2017. Our positive growth in gross margins in fiscal 2018 is the result of increased production efficiencies and increased sales from our women’s products, which generate higher margins. During fiscal 2018, men’s products constituted 35.0% of total sales and women’s products constituted 65.0% of total sales, compared to approximately 50.9% and 49.1%, respectively in fiscal 2017.

In addition, in fiscal 2018, our net margins were reduced as a result of the consignment agreement with Bendon to record sales at cost, beginning in the fourth quarter. As a result, our gross margins were reduced from 49.3% in the fourth quarter fiscal 2017 to 32.6% in the fourth quarter fiscal 2018.

Operating Expenses

	Year ended January 31,		Change
General and administrative	2018	2017	$	%
Bad debts	3,708	(3,027)	6,735	222.5
Bank charges and interest	78,696	20,378	58,318	286.2
Consulting	457,869	140,360	317,509	226.2
Depreciation	-	13,215	(13,215)	(100.0)
Directors fees(1)	287,971	481,511	(193,540)	(40.2)
Insurance	88,993	83,235	5,758	6.9
Investor relations	149,366	185,597	(36,231)	(19.5)
Marketing	888,884	1,139,471	(250,587)	(22.0)
Occupancy and rent	126,000	196,588	(70,588)	(35.9)
Office and misc	148,944	204,280	(55,336)	(27.1)
Product development	200,674	440,867	(240,193)	(54.5)
Professional fees	683,323	736,849	(53,526)	(7.3)
Salaries and benefits(2)	3,654,408	6,950,518	(3,296,110)	(47.4)
Transfer agent and filing fees	48,136	70,001	(21,865)	(31.2)
Travel	44,125	95,425	(51,300)	(53.8)
Warehouse management	137,369	321,083	(183,714)	(57.2)
Total	6,998,466	11,076,351	(4,077,885)	(36.8)

(1) Included in director compensation is an amount of $262,971 (fiscal 2017: $481,5110) for non-cash stock option compensation and stock compensation charges.

(2) Included in salaries and benefits is an amount of $2,132,371 (fiscal 2017: $4,918,228) for non-cash stock option compensation charges.

General and administrative expenses decreased in fiscal 2018 to $6,998,466, compared to $11,076,351 in fiscal 2017, a decrease of $4,077,885, or 36.8%.

Of the total general and administrative expenses, $2,519,792 was related to non-cash stock option compensation charges for fiscal 2018, as compared to $5,348,647 for fiscal 2017. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. These non-cash stock option compensation charges relate mostly to stock options issued to our management team, directors, and other strategic partners, as part of certain incentive-based compensation packages. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards. See Note 10 to our consolidated financial statements included in this Form 10-K for more detailed information regarding these charges.

The decrease in general and administrative expenses is mostly attributable to decreases in salaries and benefits, directors’ fees, marketing, product development, rent, and warehouse management as further explained below and partially offset by a large increase in consulting fees.

Salaries and benefits decreased in fiscal 2018 compared to fiscal 2017 as a result of employee departures that occurred during the period and as a result of a 56.6% decrease in stock-based compensation recorded to salaries due to the completion of vesting of options during the second fiscal quarter of fiscal 2018.

Directors’ fees decreased in fiscal 2018 compared to fiscal 2017 due to a decrease in stock-based compensation recorded for the completion of vesting of options during the second quarter of fiscal 2018.

Marketing fees decreased during fiscal 2018 compared to fiscal 2017 primarily due to expenses incurred in fiscal 2017 for merchandising consulting, photoshoots, and promotional material in connection with the launch of new collections; as well as expenses associated with the collaboration and endorsement agreement with Dwyane Wade, including advanced royalty charges, photoshoots, and promotional materials.

Product development costs decreased in fiscal 2018 compared to fiscal 2017 primarily due to a decrease in the number of freelance designers for both the men and women’s collections, which was higher in fiscal 2017 due to launches of men’s and women’s collections in that year. The decrease was also due to decreased stock-based compensation in fiscal 2018 for the completion of vesting of warrants during fiscal 2017.

Rent expense decreased in fiscal 2018 compared to fiscal 2017 as a result of moving into the Bendon offices, effective August 2017, and incurring no rent expense per the Merger Agreement with Bendon.

Warehouse management expenses decreased in fiscal 2018 as compared to fiscal 2017, as a result of reimbursements totaling $60,262 from Bendon for warehouse and shipping costs relating to the shipment of consignment inventory to the Bendon warehouse per the consignment agreement.

The decrease in general and administrative expenses described above were partially offset by an increase in consulting and bank charges and interest.

Consulting fee expenses increased for fees paid to a consulting firm totaling $100,000 which were previously included in salaries and wages, fees paid in connection with corporate consulting work totaling $195,000, and as a result of a recovery of $9,389 in stock option compensation charges recognized in fiscal 2017 for stock options issued to non-employees, which are being re-measured at each reporting period in accordance with ASC 505-50, Equity Based Payments to Non-Employees, the value of which decreased during the year.

The increase in bank charges and interest expense in fiscal 2018 is due primarily to an increase of $59,322 in fiscal 2018 over fiscal 2017 in merchant fees incurred for payment processing, specifically related to the addition of Amazon FBA sales.

Other income and expenses

We incurred interest expenses during fiscal 2018 of $50,616 and financing and accretion charges of $287 as compared to interest expenses of $81,796 and financing and accretion charges of $15,975 in fiscal 2017. The decrease in interest expenses is attributable to the change in the factoring agreement with Wells Fargo, dated June 28, 2017, reducing the monthly factoring fees incurred. Interest expenses and financing charges also decreased in fiscal 2018 as a result of amounts incurred in fiscal 2017 on related party convertible notes which were converted into shares in the fourth quarter of fiscal 2017.

We recorded other income of $234,532 during fiscal 2018 compared to $nil in fiscal 2017, for fourth quarter operating loss reimbursements receivable per the Second Amendment to the Merger Agreement.

We recorded a $83,333 gain on the extinguishment of debt during fiscal 2018 compared to $nil in fiscal 2017 due to the settlement of the Wade Agreement as discussed in Note 14 of the accompanying financial statements.

Net loss and comprehensive loss

Our net loss for fiscal 2018 was $(5,789,805), or $(0.57) per share, as compared to a net loss of $(10,798,503), or $(1.77) per share, for fiscal 2017. The decrease in net loss in fiscal 2018 is primarily due to the increase in net sales and decrease in general and administrative expenses compared to fiscal 2017.

The decrease in net loss per share is primarily due to the increased number of shares outstanding compared to the comparative period, as a result of the public offering of common stock in the first quarter of fiscal 2018 as well as due to other income of $266,962 in fiscal 2018, compared to other expenses of $97,771 in fiscal 2017, as discussed above.

Liquidity and Financial Condition

Liquidity

Our cash requirements have been principally to fund working capital needs, the development of new product lines and the procurement of inventory to support our growth.

As of January 31, 2018, we had cash totaling $1,414,871. Under the Merger Agreement, Bendon is required to fund all operating losses until closing [subject to compliance with an approved budget]. Due to this requirement, we believe we have sufficient working capital to implement our proposed business plan over the next 12 months. However, this is dependent on the completion of the Merger with Bendon, which cannot be assured.

Subsequent to January 31, 2018, we received $381,411 in proceeds from Bendon in connection with reimbursements and operating losses for December 2017 and January 2018.

We expect to incur significant further losses in the development of our business which casts substantial doubt about our ability to continue as a going concern. To remain a going concern, in the event the Merger is not completed, we will be required to obtain the necessary financing to pursue our plan of operation.

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

Working Capital (Consolidated)

	January 31,
	2018	2017
Current Assets	$4,485,357	$3,604,548
Current Liabilities	$603,861	$2,327,872
Working Capital	$3,881,496	$1,276,676

The increase in working capital during the period is primarily attributable to net proceeds of $5.3 million received in connection with the ATM offering agreement.

Cash Flows

	Year ended January 31,
	2018	2017
Cash Used in Operating Activities	$(3,859,399)	$(5,501,268)
Cash Used in Investing Activities	(306,201)	(7,780)
Cash Provided by Financing Activities	4,701,457	1,607,068
Net change in Cash During Period	$535,857	$(3,901,980)

Operating Activities

Cash used in our operating activities was $3,859,399 for fiscal 2018, compared to $5,501,268 for fiscal 2017. The cash used in operations during fiscal 2018 was largely the result of the net loss for the period, offset by net non-cash charges of $2,388,746 mostly related to stock-based compensation charges of $2,519,792.

The cash used in operations during fiscal 2017 was largely the result of a net loss for the period, offset by net non-cash charges of $5,348,647, related to stock-based compensation charges.

Investing Activities

Investing activities used cash of $306,201 during fiscal 2018, compared to $7,780 during fiscal 2017. Investing activities in fiscal 2018 consist of amounts receivable from Bendon related to the Merger Agreement. Investing activities in fiscal 2017 consist mostly of cash outlays for patent and trademark acquisitions.

Financing Activities

In fiscal 2018, financing activities provided cash of $4,701,457, compared to $1,607,068 for fiscal 2017. We received net proceeds of $5,307,233 in connection with the issuance of shares pursuant to our “at the market” public offering. This was partially offset by repayments of $302,776 under a factoring arrangement, $253,000 in short term loans, and $50,000 in the repurchase of warrants.

In fiscal 2017, we received cash of $1,955,003 in connection with the issuance of shares pursuant to a registered public offering. These proceeds were partially offset by the repayment of convertible debentures which came due during fiscal 2017, in the amount of $600,000. We also received an aggregate of $477,000 from the issuance of promissory notes during fiscal 2017, which proceeds were used to fund operations. During fiscal 2017, we received advances under factoring arrangements of $1,050,000, which were offset by repayments under these facilities of $1,274,935, for net repayments of $224,935 during fiscal 2017.

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

In connection with Wells Fargo’s services under the Joint Factoring Agreement, Wells Fargo receives a commission equal to the Factoring Commission Percentage (as defined in the Joint Factoring Agreement) multiplied by the gross invoice amount of each Account purchased, which is charged to the Company’s account on the date a related Advance is made. During the initial term of the Joint Factoring Agreement, Wells Fargo will receive minimum commissions (“Minimum Commissions”) equal to $24,000, $36,000 and $50,000 during the first, second and third year, respectively.

On June 28, 2017, the Joint Factoring Agreement was amended to remove the eligibility for Advances and remove the Minimum Commissions clause.

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

The Obligations are secured by a continuing security interest in all assets, properties, and rights of the Company, wherever located, whether owned as of the date of the Joint Factoring Agreement or subsequent thereto. On June 28, 2017, the Joint Factoring Agreement was amended to terminate the Guaranty by Carole Hochman and in connection the brokerage Account Pledge and Security Agreement between Wells Fargo and Carole Hochman.

The term of the Joint Factoring Agreement is for three years and will automatically renew, unless terminated at any time by Wells Fargo with thirty days’ written notice, or by us prior to such renewal, with sixty days’ prior written notice. On June 28, 2017, the Joint Factoring Agreement was amended to change the term commencing on June 28, 2017 to remain in full force and effect until June 30, 2018 and shall automatically renew annually, unless terminated at any time by Wells Fargo with thirty days’ written notice, or by us prior to such renewal, with sixty days’ prior written notice.

At January 31, 2018, an amount of $106,339 was due from the factor to the Company for collection of accounts receivable under the terms of the Joint Factoring Agreement, as amended and was received in full subsequent to year end. At January 31, 2017, $302,776 was owed to the factor for advances made to the Company, net of repayments of such advances through the sale of factored receivables.

Going Concern

At January 31, 2018, we had approximately $3,881,500 in working capital including approximately $1,415,000 in cash, had not yet achieved profitable operations and expect to continue to incur significant losses from operations in the immediate future. Per the Merger Agreement, Bendon is required to fund all operating losses until closing. Due to this amendment, we believe we have sufficient working capital to implement our proposed business plan over the next 12 months. However, should the Merger not be completed, we would need to raise additional funds in order to implement our proposed business plans. These factors cast substantial doubt about our ability to continue as a going concern.

To remain a going concern, in the event the Merger should not be completed, we will be required to obtain the necessary financing to meet our obligations and repay our substantial existing liabilities as well as further liabilities arising from normal business operations as they come due. Management plans to obtain the necessary financing through the issuance of equity to new investors and existing stockholders. Should we be unable to obtain this financing, we may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to obtain additional financing necessary to support our working capital requirements. To the extent that funds generated from operations are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Segment Reporting

We used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. Our chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, we have determined that as of January 31, 2018, and 2017, there is only a single reportable operating segment.

We operate in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2018	2017

United States	$2,738,948	$1,812,120
Canada	120,935	29,945

	$2,859,884	$1,842,065

At January 31, 2018, the net book value of long-lived assets all located within North America were as follows:

	2018		2017
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$-	$61,518	$-	$61,518
Canada	-	19,357	-	19,357

	$-	$80,875	$-	$80,875

Disclosure of Outstanding Share Data

As of May 1, 2018, there were 10,342,191 shares of our common stock issued and outstanding. In addition, at May 1, 2018, the total dilutive securities outstanding, including options, warrants, and shares issuable upon conversion of convertible debt instruments was approximately 4,683,451 shares.

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

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonable assured. For consignment sales, revenue is recognized when the consignee sells the goods. Significant management judgments and estimates must be made in connection with determination of revenue to be recognized in any accounting period in respect of the timing of when the applicable revenue recognition criteria have been met. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Accounts receivables consist of amounts due from customers and are recorded upon the shipment of product to customers. Credit terms are extended to customers in the normal course of business and no collateral is required. We estimate an allowance for doubtful accounts based on historical losses, existing economic conditions, and the financial stability of its customers. Accounts receivable are written off when deemed uncollectible. Significant management judgment is involved in making the determination with respect to uncollectible amounts.

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

Accounting Standards Not Yet Effective

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

The Company’s assessment of the guidance in ASU 2014-09 has concluded that the majority of its revenue streams will be impacted by ASU 2014-09 including transactions such as wholesale customer support costs, e-commerce direct to consumer programs, and customer related returns. The Company will adopt this standard on February 1, 2018 using the modified retrospective method. The Company has substantially completed its assessment of its revenue practices. Based on the evaluation performed to date, it does not expect the adoption of ASU 2014-09 to have a material effect on income from operations, the Company expects to record a change to retained earnings upon adoption totaling $15,667 related to new refund and contract liabilities adopted under the new guidance. The Company also expects to implement changes to presentation within the consolidated financial statements, which will include the separation of contract assets, contract liabilities and receivables due from customers on the statement of financial position. In addition, the Company will implement the addition of a refund liability which will be calculated based on an allowance return, adjusted quarterly, based on historical actual refund percentages of 3.2%, and a loyalty program contract liability, adjusted quarterly, based on historical loyalty amounts redeemed of 5.6%, both of which will be analyzed quarterly for reasonableness. ASU 2014-09 will also require expanded disclosures related to revenue streams, performance obligations and consideration and the related judgements used in developing the necessary estimates. In order to comply with the guidance, beginning on February 1, 2018, the Company will enact a change in its revenue recognition policy and estimates per below.

i.	Change in Revenue Recognition Policy

Sales are recorded when persuasive evidence of a contract exists, performance obligation(s) under contract have been completed, and indicators of the transfer of control have been deemed satisfied under ASC 606. This occurs when the title and risks and rewards of ownership have passed to the customer, the assets are in physical possession and/or have been accepted by the customer and the obligation to pay is present. We elect to consider shipping and handling activities as a fulfillment activity and to record the costs of fulfillment as a cost of sale.

All sales are accounted for utilizing the expected transaction price which is adjusted for variable considerations including customary business practices such as rights of return, loyalty programs, co-op advertising, and department store markdowns.

ii.	Change in Estimates

We make certain estimates and adjustments to revenue to account for its contracts with customers. We estimate an allowance and reduction of revenue for customers with contracts which allow them variable sales price adjustments through the period to allow for markdowns at retail, advertising and other allowances. An allowance of $58,145 (2017: $123,381) has been estimated at January 31, 2018.

We offer varying levels of right of returns to customers. To account for the right of return, an estimate is made at the end of the period to account for expected returns. The estimate is based on historical return rates of 3.2%. A return allowance of $12,000 has been estimated at January 31, 2018. These estimates are adjusted to actual in the corresponding periods.

We offer loyalty points to exclusive members of our e-commerce website. To account for the estimated contract liability, an estimate is made at the end of the period to determine the expected number of points redemptions. The estimate is based on historical redemptions of 5.6% of total outstanding points. A contract liability of $3,667 has been estimated at January 31, 2018.

The Company also estimates the date of receipt of goods to customers utilizing a five (5) day delivery window, which includes two (2) days of lead time and three (3) day shipping time rather than following tracking information and delivery notices. This method is an acceptable estimate of the delivery of goods and not material to users of the financial statements as the variance would not produce material differences.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-01 will be effective for the Company on February 1, 2018. The Company does not expect the impact of ASU 2016-01 to have any material effect on the periods presented.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Early adoption is permitted. This amendment is effective for the Company beginning on February 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows, but they are not expected to have a material effect on the Company’s consolidated financial statements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on February 1, 2018, with early adoption permitted. The Company does not expect the impact of ASU 2017-09 to have any material effect on the periods presented.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were effective as of January 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of May 1, 2018:

Name	Age	Position	Year First Appointed
Carole Hochman	73	Chief Executive Officer, Chief Creative Officer, Director and Chairwoman of the Board	2014
Joel Primus	31	President, Secretary and Director	2012
Juliana Daley	30	Chief Financial Officer, Principal Accounting Officer	2018
Paul Hayes	52	Director	2015
Martha Olson	62	Director	2015
Jesse Cole	45	Director	2015
Edward Hanson	43	Director	2017
Justin Davis-Rice	48	Director	2017

Carole Hochman has served as our Chief Executive Officer and Chief Creative Officer and as a member of our board of directors since June 2014. Ms. Hochman is a renowned designer and sleepwear pioneer. She is considered one of the single most influential women in the intimate apparel and sleepwear business in the United States. She has been creating intimate apparel for more than 30 years and was the driving force behind the Carole Hochman Design Group for which she served as Chief Creative Officer until her departure in November 2013 and for which she was previously CEO from September 1992 until its acquisition by Komar in 2010. Under Ms. Hochman’s leadership, Carole Hochman Design Group manufactured Carole Hochman brand of sleepwear, loungewear and daywear and numerous sleepwear collections including Christian Dior, Oscar de la Renta, Ralph Lauren, Jockey, Donna Karan, Tommy Bahama and Betsey Johnson. Ms. Hochman excels in translating brand identity into intimate apparel and has an innate ability to identify opportunities and trends and forecast successful endeavors that the rest of the industry quickly follows. She was one of the first designers to embrace the concept of QVC, recognizing the power of the home shopper, a customer who has proved loyal to her from the start. Ms. Hochman graduated from Drexel University.

We believe Ms. Hochman is qualified to serve on our board of directors because of her extensive business experience as described above.

Joel Primus has served as President and as a member of our board of directors since July 2012. Mr. Primus is the founder of our wholly-owned subsidiary, Naked Inc. and previously served as the President, CEO and a director of our subsidiary since its inception in 2010. Mr. Primus also served as our Chief Executive Officer until Ms. Hochman’s appointment to such office in June 2014 and as interim Chief Financial Officer until June 2014. Mr. Primus preceded his business activities with a successful athletic career. During his amateur running career, Mr. Primus was selected for three national teams and represented Canada at the World Youth Championships. Mr. Primus was also an Athlete Liaison to Canadian Sport Centre Pacific in addition to sitting on the board with Volunteer Abbotsford. He was awarded a full scholarship to High Point University in North Carolina where he made the Dean’s list and won the student athlete award. When an injury ended Mr. Primus’ running career, international travel in Central and South America inspired Mr. Primus to form the Project World Citizen Society, a non-profit society that aims to assist communities in the developing world that are struggling with social injustices. The organization currently works out of Ghana and Mr. Primus sits as the Co-Chair on its board of directors. Mr. Primus’ travels in South America inspired him to found Naked. In promotion of Naked, Mr. Primus has appeared on CBC’s Dragons Den three times in addition to Entertainment Tonight Canada, E Talk Daily Canada, Urban Rush, Shaw’s The Express and The Fanny Kiefer Show. During the start-up phase for Naked, which started in September 2008, Mr. Primus worked as an advertising consultant for the Black Press Group Ltd. (the Abbotsford News), a Canadian privately-owned publisher of newspapers, from November 2009 to April 2010. From April 2010 to June 2010, Mr. Primus was employed at Altitude Search Marketing where he handled business development. From September 2008 to October 2009, Mr. Primus operated the Sapera magazine.

We believe Mr. Primus is qualified to serve on our board of directors due to the perspective and experience he brings as our founder and President.

Juliana Daley, CPA has served as the Chief Financial Officer and Principal Accounting Officer since March 2018. Ms. Daley is a Chartered Professional Accountant, with over six years of accounting, controller, and financial reporting experience. Since October 2015, Ms. Daley has been providing accounting and financial reporting services, through her position with ACM Management, Inc., a provider of financial reporting and accounting services to public companies in various industries both in the United States and Canada. From September 2011 to April 2015, Ms. Daley was employed with Naked Brand Group Inc. where she worked in the accounting department, including serving as Controller from August 2013 until her departure in April 2015. From July – September 2015, Ms. Daley had a gap in employment in preparation for writing the Common Final Examination (CFE) for her CPA designation. Ms. Daley also holds a BBA in Accounting and Economics from the University of the Fraser Valley in Abbotsford, British Columbia.

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

Justin Davis-Rice has served as a member of our board of directors since January 2017. Mr. Davis-Rice is currently Executive Chairman of Bendon Limited, a global leader in intimate apparel and swimwear renowned for best in category technology and design throughout its 70-year history.  Bendon Limited has a portfolio of 10 brands distributed through 4,000 doors across 34 countries.  Bendon Limited’s brands include owned brands Bendon, Bendon Man, Davenport, Evollove, Fayreform, Hickory, Lovable (in Australia and New Zealand) and Pleasure State, as well as licensed brands Heidi Klum Intimates and Swimwear and Stella McCartney Lingerie and Swimwear.  Prior to becoming Executive Chairman, Mr. Davis-Rice served as Chief Executive Officer of Bendon Limited for six years during which he transformed the company through an operational restructuring and a re-engineering of key functional and operational aspects of the business including, supply chain, human resources, design and development, sourcing, wholesale and retail sales. Prior to joining Bendon Limited, Mr. Davis-Rice co-founded Pleasure State, an intimate apparel company which he merged with Bendon Limited in May 2010. Mr. Davis-Rice helped turn Pleasure State into a business with multimillion dollar earnings.

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

Stockholders may recommend individuals to our board of directors for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the board of directors, c/o Secretary, 180 Madison Avenue, Suite 505, New York, New York 10016.

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

Committees of the Board of Directors

Our board of directors has established two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee	Compensation Committee
Mr. Hayes(C)(FE)*	Ms. Olson(C)*
Mr. Cole *	Mr. Hayes*
Ms. Olson*

(C)	Chair of the committee.

(FE)	Qualifies as a financial expert.

*	Independent director under the applicable listing standards of Nasdaq and the SEC rules.

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

During fiscal 2018, the Audit Committee met in person or by telephone, or acted by unanimous written consent, four times.

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

During fiscal 2018, the Compensation Committee met in person or by telephone, or acted by unanimous written consent, approximately four times.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during fiscal 2018 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during fiscal 2018.

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

Item 11.	Executive Compensation

Named Executive Officers

Our named executive officers for fiscal 2018 set forth in this Form 10-K (the “Named Executive Officers”) are:

•	Carole Hochman, Chief Executive Officer and Chief Creative Officer;
•	Joel Primus, President, Secretary and Treasurer;
•	Kai-Hsiang Lin, Vice President of Finance;

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during fiscal 2018 and fiscal 2017.

Name and Principal Position	Fiscal Year	Salary ($)(2)	Bonus ($)	Total ($)

Carole Hochman (1) CEO, CCO and Director	2018 2017	369,592 400,000	- -	369,592 400,000

Joel Primus (2)(3) President, Secretary, Treasurer and Director and former CEO	2018 2017	77,256 129,223	- -	77,256 129,223

Kai-Hsian Lin (4)(5)(6) Vice President of Finance	2018 2017	152,500 136,288	17,500 -	170,000 136,288

(1)	Effective March 1, 2017, Ms. Hochman’s salary was restored to $400,000.
(2)	Compensation paid in Canadian dollars during fiscal 2018 is stated in United States dollars based on an exchange rate of 0.77 US dollars for each Canadian dollar.
(3)	Effective September 1, 2017, Mr. Primus’ salary was reduced from CDN$116,000 to CDN$77,000.
(4)	Effective April 1, 2017, Mr. Lin’s salary was increased from $140,000 to $155,000.
(5)	Mr. Lin was awarded a discretionary bonus of $10,000 on June 15, 2017 and $7,500 on January 31, 2018.
(6)	Mr. Lin resigned effective March 23, 2018.

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

On August 18, 2015, we entered into an employment agreement with Mr. Primus pursuant to which he continued to serve as our President. The employment agreement provided for an initial term of one year, which could be extended for additional one-year periods upon the expiration of the then-current term with the mutual agreement in writing of us and Mr. Primus. As compensation for his services, the employment agreement provided that we shall pay Mr. Primus a base salary of $164,000 per year. In addition, Mr. Primus was eligible to receive an annual cash bonus for each whole or partial year during the term of his employment, payable based on the achievement of one or more performance goals established annually by our board of directors in consultation with Mr. Primus or as otherwise determined by our board of directors in its discretion.

The employment agreement has expired, and Mr. Primus currently receives a salary of CDN$77,000 per year, which reflects a reduction in salary from CDN$116,000 per year. The reduction become effective in September 2017.

Kai-Hsiang Lin

In connection with the retirement of Mr. Flanagan, we appointed Mr. Lin as our Vice President of Finance, effective March 22, 2016. We have agreed to pay Mr. Lin a base salary of $140,000 per year. Mr. Lin will also be entitled to participate in our employee benefit plans.

Effective April 2017, Mr. Lin’s salary was increased from $140,000 to $155,000 per year. On June 15, 2017, Mr. Lin was awarded a discretionary bonus of $10,000 and on January 31, 2018, Mr. Lin was awarded a discretionary bonus of $7,500.

On March 12, 2018, Mr. Lin informed the Company that he will resign and step down as Vice President of Finance, effective as of March 23, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2018:

	Option awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Carole Hochman	1,428,750(1)	-	$5.12	6/6/2024
CEO, CCO and Director	1,200,000	-	$2.14	3/13/2021

Joel Primus	256,167(2)	43,732(2)	$4.40	8/18/2025
President, Secretary, Treasurer and Director	7,500	-	$10.00	7/30/2022

Kai-Hsiang Lin	-	-	-	-
VP Finance

(1)	Of the total, 1,428,750 options exercisable, 1,350,625 options are held through Carole S. Hochman Trust, of which Carole’s son, David Hochman is a trustee. These options are vesting monthly over a term of 36 months, commencing on June 10, 2014.
(2)	The options vest as to 25% immediately upon grant and the remaining 75% in equal monthly instalments over a term of three years from August 18, 2015.

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

Fiscal 2018 Director Compensation

In fiscal 2018 we did not pay any fees to, make any equity awards to, or pay any other compensation to the members of our board of directors who served as members during fiscal 2018. Ms. Hochman and Mr. Primus do not receive compensation for their service as directors. Total compensation for Ms. Hochman and Mr. Primus for services as employees is presented in “Executive Compensation—Summary Compensation Table” above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 1, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, and by each of our current directors and NEOs. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Except as otherwise noted, the address of each person or entity in the following table is c/o Naked Brand Group Inc., 180 Madison Avenue, Suite 505, New York, New York 10016.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Carole Hochman	2,040,077(3)	13.6%
Joel Primus	416,399(4)	2.8%
Kai-Hsiang Lin(5)	-	0%
Paul Hayes	37,500(6)	*
Martha Olson	40,500(7)	*
Jesse Cole	12,500(8)	*
Edward Hanson	-	*
Justin Davis-Rice	-	*
All directors and executive officers as a group (pre-transactions) (8 individuals)	3,923,851	26.1%
5% Stockholders	-	*
David Hochman	1,547,156(9)	10.3%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Based on 10,342,191 shares of our common stock issued and outstanding as of May 1, 2018.
(3)	Includes 78,125 options to acquire shares of our common stock at a price of $5.12 per share, and 1,200,000 options to acquire shares of our common stock at a price of $2.14 per share which are exercisable within 60 days.
(4)	Includes 7,500 options to acquire shares of our common stock at a price of $10.00 per share, which are currently exercisable and 287,403 options to acquire shares of our common stock at a price of $4.40 which are exercisable within 60 days. Excludes options to acquire 12,496 shares of our common stock at a price of $4.40 per share which are not currently exercisable within 60 days.
(5)	Mr. Lin’s resignation became effective on March 23, 2018.
(6)	Includes options to acquire 37,500 shares of our common stock at a price of $5.12 per share, which are exercisable within 60 days.
(7)	Includes options to acquire 37,500 shares of our common stock at a price of $4.48 per share, which are currently exercisable.
(8)	Includes options to acquire 25,000 shares of our common stock at a price of $4.40 per share, which are currently exercisable. Excludes options to acquire 12,500 shares of our common stock at a price of $4.40 per share which are not currently exercisable within 60 days.
(9)	Includes options to acquire 1,350,625 shares of our common stock at a price of $5.12 held by Carole S. Hochman Trust, of which Mr. Hochman is a trustee, options to acquire 72,000 shares of our common stock at a price of $5.12 per share and options to acquire 10,000 shares of our common stock at $2.50 per share all of which are exercisable within 60 days. The address for Mr. Hochman is 15 Weston Hill Road, Riverside, CT 06878.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of January 31, 2018.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price Of Outstanding Options, Warrants and Rights($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	2,240,399	$4.67	509,601
Equity compensation plans not approved by security holders(2)	32,000	$10.00	-
Equity compensation plans not approved by security holders (3)	1,200,000	$2.14	-

(1)	Reflects our 2014 Long-Term Incentive Plan.
(2)	Reflects our 2012 Stock Option Plan.
(3)	Reflects Options issued to Ms. Hochman for surrendered deferred compensation

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Other than as set forth below, since February 1, 2015, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of the following persons had or will have a direct or indirect material interest:

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

In connection with a Joint Factoring Agreement, the Carole Hochman executed a guaranty (the “Guaranty”) to personally guarantee performance of the obligations and also agreed to provide her own brokerage account as security for the obligations under the Joint Factoring Agreement. Accordingly, in connection with her brokerage account Ms. Hochman entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, Ms. Hochman has agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account. On June 28, 2017, the Joint Factoring Agreement was amended to terminate the Guaranty by Carole Hochman and in connection the brokerage Account Pledge and Security Agreement between Wells Fargo and Carole Hochman.

On March 13, 2017, the Ms. Hochman surrendered accrued salary compensation plus interest in the amount of $654,637, including salary compensation payable of $638,724 plus accrued interest on such amounts of $15,913, which had accrued under an employment agreement dated effective June 10, 2014. As consideration, Naked granted to the Ms. Hochman 1,200,000 options to purchase shares of Naked Common Stock at an exercise price of $2.14 per a period of four years from the date of the grant.

We incur ongoing marketing fees with a marketing agency of which Ms. Hochman’s daughter is a principal. Since February 1, 2015 through January 31, 2018, we have paid approximately $514,313 in marketing fees to the company pursuant to the consulting agreement, which includes $184,609 during fiscal 2018 and $231,176 in fiscal 2017, of which $27,809 in fiscal 2018 and $33,520 in fiscal 2017 were in connection with third-party pass through costs.

On October 4, 2017, the Company entered into a consignment agreement with Bendon to consign 155,624 units of finished goods inventory, in the value of $1,189,072, for the purpose of facilitating a sale of the consigned goods by the consignee, per note 4. The agreement is effective as of October 4th and will continue for a period of twelve months with the ability to extend the term for an additional twelve months upon mutual acceptance. Payment is due by the consignee to the Company based on units sold every 90 days commencing on January 31, 2018. The title to and property of the consigned goods shall remain with the Company until such time as they are sold to third parties. At January 31, 2018, included in accounts receivable is $441,453 owing from Bendon in relation to this agreement and included in inventory is $747,763 in consignment inventory held by Bendon in relation to this agreement.

At January 31, 2018, included in advances receivable is $540,733 (January 31, 2017: $Nil) including $306,201 owing from Bendon for expenses incurred by the Company on behalf of Bendon and $234,532 for fourth quarter operating loss reimbursements receivable per the Second Amendment to the Merger Agreement. The amount due from Bendon is unsecured, non-interest bearing and has no specific repayment terms. In February 2018, the Company received cash in the amount of $381,411 against this receivable.

Board Independence

Except as may otherwise be permitted by the applicable listing standards of Nasdaq, a majority of the members of our board of directors shall be independent directors. Our board of directors has determined that Paul Hayes, Martha Olson, Jesse Cole, and Edward Hanson qualify as independent directors under the applicable listing standards of Nasdaq. Our board of directors has also determined that each director who currently serves on the Audit Committee is independent under the applicable listing standards of Nasdaq and Rule 10A-3 under the Exchange Act, and that each director who currently serves on the Compensation Committee meets Nasdaq’s heightened standard of independence applicable to Compensation Committee members. Ms. Hochman and Mr. Primus are not independent for purposes of the rule because each of them is an executive officer of our company. Mr. Hochman is not independent for purposes of the rule because he is Ms. Hochman’s son. Mr. Davis-Rice is not independent because he is an officer of Bendon Limited.

Item 14.	Principal Accounting Fees and Services

The following table presents aggregate fees billed to us for services rendered by BDO USA, LLP during the fiscal years 2018 and 2017.

	Fiscal year ended January 31, 2018	Fiscal year ended January 31, 2017
Audit Fees	$254,709	$161,669
Audit-Related Fees	—	—
Tax Fees	13,707	13,016
All Other Fees	—	—

Total	$254,416	$174,685

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

All Other Fees

All Other Fees are the aggregate fees by our independent auditor for products and services other than those described in the categories above.,

Preapproval Policies and Procedures

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services provided by BDO USA, LLP for our fiscal years 2018 and 2017 were pre-approved by our Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization, dated May 25, 2017, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference from Exhibit 2.1 of our current report on Form 8-K, as filed with the SEC on March 25, 2018)
2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 26, 2017, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on July 27, 2017)
2.3	Amendment No. 2 to Agreement and Plan of Reorganization, dated February 21, 2018, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on February 21, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Reorganization, dated March 19, 2018, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on March 20, 2018)
2.5	Amendment No. 4 to Agreement and Plan of Reorganization, dated April 23, 2018, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on April 23, 2018)
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2, as filed with the SEC on December 8, 2006)
3.2	Articles of Merger (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on August 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 of our quarterly report on Form 10-Q, as filed with the SEC on September 15, 2014)
3.4	Certificate of Change effective as of August 10, 2015 (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on August 7, 2015)
3.5	Amended Bylaws (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on January 28, 2013)
3.6	Amendment to Articles of Incorporation as of August 11, 2016 (incorporated by reference from Exhibit 3.1 to our current report on Form 8-K, as filed with the SEC on August 12, 2016)
4.0	Specimen stock certificate for common stock (incorporated by reference from Exhibit 4.1 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.1±	2012 Stock Option Plan (incorporated by reference from Exhibit 10.14 to our current report on Form 8-K, as filed with the SEC on August 1, 2012)
10.2±	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.15 to our current report on Form 8-K, as filed with the SEC on August 1, 2012)

10.3	Warrant Agreement with Kalamalka Partners Ltd. Dated April 4, 2014 (incorporated by reference from Exhibit 10.12 to our current report on Form 8-K, as filed with the SEC on April 10, 2014)
10.4	Form of Warrant (incorporated by reference from Exhibit 10.4 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.5 ±	2014 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.6	Note Termination Agreement between the company and JMJ Financial dated June 5, 2014 (incorporated by reference from Exhibit 10.7 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.7±	Form of Option Award Agreement (incorporated by reference from Exhibit 10.8 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.8±	Employment Agreement between the company and Carole Hochman dated June 6, 2014 (incorporated by reference from Exhibit 10.9 to our current report on Form 8-K, as filed with the SEC on June 11, 2014)
10.9±	Amended and Restated Stock Option Award Agreement with Carole Hochman (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 26, 2014)
10.10	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on July 7, 2015)
10.11	Collaboration & Endorsement Agreement with Wade Enterprises LLC, effective June 15, 2015 (incorporated by reference from Exhibit 10.58 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015) (1)
10.12±	Employment Agreement between the Company and Mr. Joel Primus (incorporated by reference from Exhibit 10.1 to our current report on Form 8-K, as filed with the SEC on August 24, 2015)

10.13±	Guaranty by Carole Hochman in favor of Capital Business Credit LLC dated June 11, 2015 (incorporated by reference from Exhibit 10.62 to our registration statement on Form S-1, as filed with the SEC on September 24, 2015)
10.14±	Description of Deferred Compensation Arrangement with Carole Hochman (incorporated by reference from Exhibit 10.65 to our Post-Effective Amendment No. 2 to our registration statement on Form S-1, as filed with the SEC on November 5, 2015)
10.15	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 10.66 to our registration statement on Form S-1 filed with the SEC on December 16, 2015)
10.16	Compensation Arrangement between the Company and Mr. Kai-Hsiang Lin (incorporated by reference to Exhibit 10.40 to our Form 10-K, as filed with the SEC on April 28, 2016)
10.17	Form of 9% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, as filed with the SEC on October 27, 2016)
10.18	Form of 10% Promissory Note (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, as filed with the SEC on November 9, 2016)
10.19	Securities Purchase Agreement dated January 12, 2017, between Naked Brand Group Inc. and certain investors (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on January 18, 2017)
10.20	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K, as filed with the SEC on January 18, 2017)
10.21	Letter of Intent, dated December 9, 2016 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K, as filed with the SEC on January 18, 2017)
10.22	Amended Letter of Intent, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on February 10, 2017)
10.23	At The Market Agreement dated February 10, 2017 between Naked Brand Group Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on February 10, 2017)
10.24	Amendment No. 2 to Letter of Intent, dated March 9, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on March 10, 2017)
10.25	Amendment No. 3 to Letter of Intent, dated April 10, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on April 11, 2017)
10.26±	Engagement Letter between Naked Brand Group Inc. and ACM Management Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on March 27, 2018)
10.27±	Indemnification Agreement between Naked Brand Group Inc. and Julie Daley. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K, as filed with the SEC on March 27, 2018)
21.1*	List of Subsidiaries
23.1*	Consent of BDO USA, LLP
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 1st day of May 2018.

NAKED BRAND GROUP INC.

Date:	May 1, 2018	/S/ Juliana Daley
Juliana Daley
Chief Financial Officer and Principal Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel Primus and Juliana Daley, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Carole Hochman	May 1, 2018
Carole Hochman
Chief Executive Officer, Chief Creative Officer and Chairwoman of the Board
(Principal Executive Officer)

/s/ Juliana Daley	May 1, 2018
Juliana Daley
Chief Financial Officer, Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Joel Primus	May 1, 2018
Joel Primus
President, Secretary and Director

/s/ Paul Hayes	May 1, 2018
Paul Hayes
Director

/s/ Martha Olson	May 1, 2018
Martha Olson
Director

/s/ Jesse Cole	May 1, 2018
Jesse Cole
Director

/s/ Edward Hanson	May 1, 2018
Edward Hanson
Director

/s/ Justin Davis-Rice	May 1, 2018
Justin Davis-Rice
Director

Naked Brand Group Inc.
Consolidated Financial Statements
For the Years Ended January 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Naked Brand Group, Inc.

New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Naked Brand Group, Inc. (the “Company”) and subsidiaries as of January 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at January 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and does not have sufficient capital to fund operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

New York, NY

May 1, 2018

Naked Brand Group Inc.

Consolidated Balance Sheets

(Expressed in United States Dollars)

As at January 31,	2018	2017

ASSETS
Current assets
Cash	$1,414,871	$879,014
Accounts receivable, net of allowance for doubtful accounts of $4,664 (January 31, 2017: $29,668)	198,982	-
Accounts receivable, related party	441,453	-
Due from factor	106,339	-
Inventory, net of allowances of $269,742 (January 31, 2017: $375,784)	1,584,434	2,228,813
Advances receivable, related party	540,733	-
Prepaid expenses and deposits	198,545	496,721
Total current assets	4,485,357	3,604,548

Intangible assets, net	80,875	80,875

TOTAL ASSETS	$4,566,232	$3,685,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables and accrued liabilities	$600,411	$1,761,367
Interest payable	-	7,279
Factored line of credit	-	302,776
Promissory notes payable	3,450	256,450
Total current liabilities	603,861	2,327,872
Deferred compensation	-	37,037

TOTAL LIABILITIES	603,861	2,364,909

STOCKHOLDERS' EQUITY
Common stock
Authorized
2,000,000 shares of blank check preferred stock, no par value
18,000,000 shares of common stock, par value $0.001 per share
Issued and outstanding
10,342,191 shares of common stock (January 31, 2017: 6,560,964)	10,342	6,561
Common stock to be issued	14,141	1,670,003
Accumulated paid-in capital	66,913,521	56,829,778
Accumulated deficit	(62,969,388)	(57,179,583)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	3,962,371	1,320,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,566,232	$3,685,423

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

Years ended January 31,	2018	2017

Net sales	$2,859,884	$1,842,065

Cost of sales	1,921,477	1,464,654

Gross profit	938,407	377,411

Operating expenses
General and administrative expenses	6,998,466	11,076,351
Foreign exchange	(3,292)	1,792

Total operating expenses	6,995,174	11,078,143

Operating loss	(6,056,767)	(10,700,732)

Other expense (income)
Interest expense	50,616	81,796
Accretion of debt discounts and finance charges	287	15,975
Other income	(234,532)	-
(Gain) loss on extinguishment of debt	(83,333)	-

Total other expense (income)	(266,962)	97,771

Net loss	$(5,789,805)	$(10,798,503)

Net loss per share
Basic and Diluted	$(0.57)	$(1.77)

Weighted average shares outstanding
Basic and Diluted	10,073,504	6,092,688

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)

(Expressed in  US Dollars)

						Accumulated
			Accumulated	Common		Other	Total
	Common Stock		Paid-in	stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	to be issued	Deficit	Loss	Equity
Balance, February 1, 2016	6,069,982	$6,070	$50,953,341	$15,000	$(46,381,080)	$(6,245)	$4,587,086
Shares issued pursuant to the conversion of debt	202,520	203	228,078	-			228,281
Shares issued in a public offering	288,462	288	299,712	1,655,003			1,955,003
Stock based compensation	-	-	5,348,647	-	-	-	5,348,647
Net loss for the period	-	-	-	-	(10,798,503)	-	(10,798,503)
Balance, January 31, 2017	6,560,964	$6,561	$56,829,778	$1,670,003	$(57,179,583)	$(6,245)	$1,320,514
Shares issued in a public offering	1,592,175	1,592	1,654,270	(1,655,862)	-	-	-
Shares issued in an at-the-market offering	2,189,052	2,189	5,497,534	-	-	-	5,499,723
less; commission	-	-	(192,490)	-	-	-	(192,490)
Issuance of options for accrued salary compensation	-	-	654,637	-	-	-	654,637
Warrants repurchased	-	-	(50,000)				(50,000)
Stock based compensation	-	-	2,519,792	-	-	-	2,519,792
Net loss for the period	-	-	-	-	(5,789,805)	-	(5,789,805)
Balance, January 31, 2018	10,342,191	$10,342	$66,913,521	$14,141	$(62,969,388)	$(6,245)	$3,962,371

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

for the year ended January 31,	2018	2017

Cash flows from operating activities
Net loss	$(5,789,805)	$(10,798,503)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	(25,004)	(4,730)
Provision for obsolete inventory	(106,042)	(14,216)
Depreciation and amortization	-	13,215
Stock based compensation	2,519,792	5,348,647
Changes in operating assets and liabilities:
Accounts receivable	(173,978)	132,152
Related party accounts receivable	(441,453)	-
Related party advances receivable	(234,532)	-
Due from factor	(106,339)	-
Prepaid expenses and deposits	298,424	460,086
Inventory	750,421	(1,293,148)
Trade payables and accrued liabilities	(506,567)	767,968
Interest payable	(7,279)	5,535
Deferred costs	-	15,058
Deferred compensation	(37,037)	(133,332)

Net cash used in operating activities	(3,859,399)	(5,501,268)

Cash flows from investing activities
Acquisition of intangible assets	-	(7,780)
Related party advances receivable	(306,201)	-

Net cash used in investing activities	(306,201)	(7,780)

Cash flows from financing activities
Proceeds from share issuances, net	5,307,233	300,000
Repurchase of warrants	(50,000)	-
Proceeds from share subscriptions received	-	1,655,003
Proceeds from the issuance of promissory notes	-	253,000
Repayments of promissory notes	(253,000)	-
Proceeds from convertible promissory notes	-	224,000
Repayments of convertible promissory notes	-	(600,000)
Repayments under factoring arrangements	(302,776)	(1,274,935)
Advances under factoring arrangements	-	1,050,000

Net cash provided by financing activities	4,701,457	1,607,068

Net increase (decrease) in cash	535,857	(3,901,980)

Cash at beginning of the period	879,014	4,780,994

Cash at end of the period	$1,414,871	$879,014

The accompanying notes are an integral part of these consolidated financial statements

Naked Brand Group Inc.

Supplemental Cash Flow Information

(Expressed in US Dollars)

Supplemental Cash Flow Information

for the year ended January 31,	2018	2017

Cash paid during the period for:
Interest	$10,619	$20,909
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accrued salary with equity	$654,637	$-
Conversion of convertible debt to shares	-	224,000
Interest paid in shares	-	4,281

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of:
Stock based compensation	$2,519,792	$5,348,647

	$2,519,792	$5,348,647

The accompanying notes are an integral part of these consolidated financial statements.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

1.	Nature of Business

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

On February 21, 2018, Naked entered into Amendment No. 2 (the “Second Amendment”) to the Merger Agreement. The Second Amendment provides that, among other things;

•	The holders of the Naked Common Stock shall receive a number of Holdco Ordinary Shares so that upon the Closing, such holders will hold approximately 9.0% of the outstanding Holdco Ordinary Shares on a fully diluted basis, subject to certain adjustments set forth in the Merger Agreement.

•	Modifications to (i) the Per Share Stock Consideration, (ii) the adjustment provisions relating to Naked Closing Net Assets and Bendon Closing Net Debt, (iii) provisions relating to the conversion and assumption by Holdco of Naked Derivative Securities and (iv) the weighted average conversion price of Bendon Convertible Notes below which the Principal Shareholder is required to surrender Holdco Ordinary Shares in certain events, all which modifications resulted from certain capital structure changes at Holdco necessary for Holdco to satisfy initial listing requirements of the Nasdaq Capital Market.

•	Bendon shall pay to Naked, on a monthly basis until the Closing, an amount equal to Naked’s net operating loss for each such month (or portion thereof).

•	Naked is permitted to solicit alternative transactions if the Closing is not competed before the Outside Date or if Bendon fails to make the payments described above.

•	The extension of the Outside Date to April 28, 2018, subject to certain events that may extend such date to a date no later than May 7, 2018. In the event the Merger is not consummated before the Outside Date, either party may terminate the Merger Agreement subject to the satisfaction of certain conditions.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

1.	Nature of Business – Continued

•	Naked would be required to issue 2,500,000 shares of its common stock in the event Bendon terminates the Merger Agreement if the Merger fails to occur on or before the Outside Date and such failure resulted from a material breach by Naked of its obligations under the Merger Agreement. Previously, the Merger Agreement provided that such shares would be issuable if the Merger was not consummated primarily as a result of actions or omissions by Naked. Also, the Amendment modified the Merger Agreement to eliminate the delisting of the Naked Common Stock from Nasdaq as an event that would trigger the issuance of such shares.

On March 19, 2018, Naked entered into Amendment No. 3 (the “Third Amendment”) to the Merger Agreement. The Third Amendment makes certain technical corrections, clarifications, and other changes to the Merger Agreement, including the following:

•	Clarifying that each issued and outstanding share of Naked Common Stock issued and outstanding immediately prior to the Effective Time (other than shares to be cancelled pursuant to Section 1.5(d) of the Merger Agreement) shall automatically be converted into the right to receive 0.2 Holdco Ordinary Shares;

•	Clarifying that the total number of shares constituting the Merger Consideration for Naked Common Stock shall not be less than 9.0% of the total number of Holdco Ordinary Shares issued and outstanding immediately following the Closing (and not on a fully diluted basis), subject to adjustment of the Bendon Target Share Number;

•	Adding a provision specifying that, so long as Naked does not incur any expenditures that in the aggregate exceed any line item in the Budget by more than 10% unless such excess is approved by the Budget Committee, the Net Assets Shortfall Amount or Net Assets Excess Amount, as applicable, shall be deemed to be less than $150,000 and no adjustment shall be made to the Bendon Target Share Number in respect thereof;

•	Correcting certain representations and covenants of Bendon, Holdco and Merger Sub in light of certain capital structure changes at Holdco necessary for Holdco to satisfy initial listing requirements of the Nasdaq Capital Market; and

•	Defining the term “Measurement Period” to mean the date on which the Securities and Exchange Commission informs Holdco that it has no further comments on the Registration Statement.

On April 23, 2018, Naked entered into Amendment No. 4 (the “Fourth Amendment”) to the Merger Agreement. The Fourth Amendment amended the Merger Agreement to reflect, among other things, the following:

•	The adjustment of the number of Holdco Ordinary Shares issuable to the shareholders of Bendon in the Reorganization will be calculated based upon Naked’s Net Assets and Bendon’s Net Debt as of the Closing instead of as of the date on which the Securities and Exchange Commission informs Holdco that it has no further comments on the Registration Statement. In addition, Naked will deliver the Estimated Naked Net Assets Statement and Bendon will deliver the Estimated Bendon Net Debt Statement at least five Business Days prior to the Closing Date. The adjustment of the number of Holdco Ordinary Shares issuable to the shareholders of Bendon in the Reorganization will be subject to a post-Closing true-up based on Naked’s actual Net Assets and Bendon’s actual Net Debt each as of the Closing Date.

•	Upon the consummation of the Reorganization, 22,680,527 Holdco Ordinary Shares will be outstanding, subject to adjustment as provided in the Reorganization Agreement in accordance with the Merger Agreement.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

1.	Nature of Business – Continued

•	The total number of shares constituting the Merger Consideration for Naked Common Stock shall not be less than 8.35% (instead of 9.0%) of the total number of Holdco Ordinary Shares issued and outstanding immediately following the Closing, subject to adjustment of the Bendon Target Share Number.

•	Changes in Naked’s Net Asset Amount from $5,400,000 to $3,500,000 (subject to adjustment as per the definition of Net Asset Amount) and in Bendon’s Net Debt Amount from $2,100,000 to $(8,500,000).

•	The extension of the Outside Date to June 1, 2018, subject to certain events that may extend such date to a date no later than June 11, 2018 and the extension of the date by which Bendon may deliver an Outside Date Breach Notice to May 22, 2018.

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

The Merger Agreement also contains specified termination rights, including the right to terminate the Merger Agreement (i) by mutual agreement of the parties to terminate; (ii) by either party if (1) the Merger has not been consummated by May 1, 2018 (the “Outside Date”), except if the primary reason the Merger has not been consummated is because of the continued review of the Registration Statement by the SEC or the Holdco Ordinary Shares have not been approved for listing on the Nasdaq Capital Market or the NYSE, in which case the Outside Date shall be fifteen (15) days after the later of the completion of the Special Meeting and approval of all regulatory bodies and Nasdaq or the NYSE, (2) any law or order permanently prohibits consummation of the Merger, or (3) Naked stockholder approval is not obtained by the Outside Date; (iii) by either party if the other party has breached or failed to perform in any material respect any of its representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions); and (iv) by Naked if (1) Bendon substantially changes its business as conducted as of the date of the Merger Agreement, or (2) Naked accepts a Superior Proposal (as defined in the Merger Agreement).

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

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

As of January 31, 2018, the Company had not yet achieved profitable operations, incurred a net loss of $5,789,805 during the year ended January 31, 2018, had an accumulated deficit of $62,969,388 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. Per the Merger Agreement, Bendon is required to fund all operating losses until closing. Due to this amendment, we believe we have sufficient working capital to implement our proposed business plan over the next 12 months. To remain a going concern, in the event the Merger is not completed, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financing performance. Accordingly, the Company has determined that as of January 31, 2018 and 2017, there is only a single reportable operating segment.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

The Company operates in one industry, the manufacture and sale of direct and wholesale undergarments. Revenues from external customers are all derived from customers located within North America as follows:

	2018	2017

United States	$2,738,948	$1,812,120
Canada and other	120,935	29,945

	$2, 859,884	$1,842,065

At January 31, 2018, the net book value of long-lived assets all located within North America were as follows:

	2018		2017
	Equipment	Intangible assets	Equipment	Intangible assets

United States	$-	$61,518	$-	$61,518
Canada	-	19,357	-	19,357

	$-	$80,875	$-	$80,875

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Sales are recorded when title and risk of loss has passed to the customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable and collectability is reasonable assured. For consignment sales, revenue is recognized when the consignee sells the goods.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the weighted average method, which under the circumstances, management believes will provide for the most practical basis for the measurement of periodic income. Management periodically reviews inventory for slow moving or obsolete items and considers realizability based on the Company’s marketing strategies and sales forecasts to determine if an allowance is necessary. If net realizable value is below cost, then an allowance is created to adjust the carrying amount of inventory.

Equipment

Equipment is recorded at cost. Equipment is depreciated using the straight-line method over the estimated useful lives.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

The estimated useful lives for each asset group are as follows:

Years

Furniture and equipment	5
Computer equipment	2

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

If the Company assesses that there is a likelihood of impairment, then the Company will perform a quantitative analysis comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date for the amount by which the carrying amount of the asset exceeds its fair value. Management has determined that no impairment has been identified in the years ended January 31, 2018 or 2017.

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping, warehousing and handling activities are included within operating expenses on the consolidated statements of operations.

(i)	Shipping costs associated with marketing related promotions are included as a component of general and administrative expenses. These shipping costs were $6,649 for the year ended January 31, 2018 ($14,430 for the year ended January 31, 2017).

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

(ii)	Shipping costs billed to customers are recorded as revenues and related out-bound shipping costs incurred by the Company are recorded as cost of sales.

(iii)	Warehousing and handling costs, and shipping costs associated with transfers of inventory to and from third party warehouses to the Company’s warehouse are included in general and administrative expense as warehouse management. These warehousing, shipping and handling costs were $137,369 for the year ended January 31, 2018 ($319,830 for the year ended January 31, 2017).

Advertising Expense

The Company expenses advertising costs to operations during the period in which they are incurred. The Company expensed $139,650 and $252,895 related to advertising for the years ended January 31, 2018 and 2017, respectively.

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

The Company recognizes the impact of a tax position in the consolidated financial statements if the position is more likely than not to be sustained upon examination on the technical merits of the position. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of January 31, 2018 and 2017, respectively; consequently, no interest or penalties have been accrued by the Company.

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

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, and convertible promissory notes. Other than convertible promissory notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of promissory notes payable outstanding at January 31, 2018 and 2017, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Actual results could materially differ from those estimates. The most significant estimates made by the Company are those relating to uncollectible receivables, inventory valuation and obsolescence, product returns, stock-based compensation, and derivative valuations.

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

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

Net loss per share was determined as follows:

	2018	2017
Numerator
Net loss	$(5,789,805)	$(10,798,503)

Denominator
Weighted average shares outstanding	10,073,504	6,092,688
Effect of dilutive securities
Warrants and options	-	-
Diluted weighted average shares outstanding	10,073,504	6,092,688
Basic net loss per share	$(0.57)	$(1.77)
Diluted net loss per share	$(0.57)	$(1.77)
Anti-dilutive securities not included in diluted loss per share relating to:
Warrants and options outstanding	4,684,701	3,914,409
	4,684,701	3,914,409

Accounting for Stock-Based Compensation

ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), requires that compensation expense for employee stock-based compensation be recognized over the requisite service period based on the fair value of the award, at the date of grant.

The Company accounts for the granting of equity-based awards to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all equity-based awards is expensed over their vesting period with a corresponding increase to additional paid in capital. Compensation costs for stock-based payments to employees with graded vesting are recognized on a straight-line basis. The amount of cumulated compensation expense recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date.

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

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

Accounting Pronouncements Not Yet Effective

Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

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

The Company’s assessment of the guidance in ASU 2014-09 has identified the majority of revenue streams will be impacted by ASU 2014-09 including transactions such as wholesale customer support costs, e-commerce direct to consumer programs, and customer related returns. The Company will adopt this standard on February 1, 2018 using the modified retrospective method. The Company has substantially completed its assessment of its revenue practices. Based on the evaluation performed to date, it does not expect the adoption of ASU 2014-09 to have a material effect on income from operations, the Company expects to record a change to retained earnings upon adoption totaling $15,667 related to new refund and contract liabilities adopted under the new guidance. The Company also expects to implement changes to presentation within the consolidated financial statements, which will include the separation of contract assets, contract liabilities and receivables due from customers on the statement of financial position. In addition, the Company will implement the addition of a refund liability which will be calculated based on an allowance return, adjusted quarterly, based on historical actual refund percentages of 3.2%, and a loyalty program contract liability, adjusted quarterly, based on historical loyalty amounts redeemed of 5.6%, both of which will be analyzed quarterly for reasonableness. ASU 2014-09 will also require expanded disclosures related to revenue streams, performance obligations and consideration and the related judgements used in developing the necessary estimates. In order to comply with the guidance, beginning on February 1, 2018, the Company will enact a change in its revenue recognition policy and estimates per below;

i.	Change in Revenue Recognition Policy

Sales are recorded when persuasive evidence of a contract exists, performance obligation(s) under contract have been completed, and indicators of the transfer of control have been deemed satisfied under ASC 606. This occurs when the title and risks and rewards of ownership have passed to the customer, the assets are in physical possession and/or have been accepted by the customer and the obligation to pay is present. We elect to consider shipping and handling activities as a fulfillment activity and to record the costs of fulfillment as a cost of sale.

All sales are accounted for utilizing the expected transaction price which is adjusted for variable considerations including customary business practices such as rights of return, loyalty programs, co-op advertising, and department store markdowns.

ii.	Change in Estimates

We make certain estimates and adjustments to revenue to account for its contracts with customers. We estimate an allowance and reduction of revenue for customers with contracts which allow them variable sales price adjustments through the period to allow for markdowns at retail, advertising and other allowances. An allowance of $58,145 (2017: $123,381) has been estimated at January 31, 2018.

We offer varying levels of right of returns to customers. To account for the right of return, an estimate is made at the end of the period to account for expected returns. The estimate is based on historical return rates of 3.2%.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

A return allowance of $12,000 has been estimated at January 31, 2018. These estimates are adjusted to actual in the corresponding periods.

We offer loyalty points to exclusive members of our e-commerce website. To account for the estimated contract liability, an estimate is made at the end of the period to determine the expected number of points redemptions. The estimate is based on historical redemptions of 5.6% of total outstanding points. A contract liability of $3,667 has been estimated at January 31, 2018.

The company also estimates the date of receipt of goods to customers utilizing a five (5) day delivery window, which includes two (2) days of lead time and three (3) day shipping time rather than following tracking information and delivery notices. This method is an acceptable estimate of the delivery of goods and not material to users of the financial statements as the variance would not produce material differences.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right–of-use assets. ASU 2016-02 is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company currently does not have any leases and therefore does not expect the impact of ASU 2016-02 to have any material effect on the periods presented.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Early adoption is permitted. This amendment is effective for the Company beginning on February 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows, but they are not expected to have a material effect on the Company’s consolidated financial statements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on February 1, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

4.	Inventory

Inventory of the Company consisted of the following at January 31, 2018 and 2017:

	2018	2017

Finished goods	$1,106,413	$2,604,597
Inventory consigned to related party (1)	747,763	-
	1,854,176	2,604,597
Less: allowance for obsolete inventory	(269,742)	(375,784)

Total inventory	$1,584,434	$2,228,813

(1)	See note 8 for details regarding inventory on consignment to a related party

Balances at January 31, 2018 and 2017 are recorded at historical cost, less amounts for potential declines in value.

5.	Equipment

Equipment of the Company consisted of the following at January 31, 2018 and January 31, 2017:

	2018	2017

Furniture & equipment	$10,250	$10,250
Computer equipment	26,082	26,082

	36,332	36,332
Less: Accumulated depreciation	(36,332	(36,332)

	$-	$-

Depreciation expense for the year ended January 31, 2018 was $Nil (2017: $13,215).

6.	Intangible Assets

Intangible assets of the Company consisted of the following at January 31, 2018 and 2017:

	2018	2017	Useful life (Years)

Trade Names/Trademarks	$80,875	$80,875	Indefinite
Website	49,512	49,512	2

	130,387	130,387
Less: accumulated amortization	(49,512)	(49,512)

	$80,875	$80,875

Amortization expense for the year ended January 31, 2018 was $Nil (2017: $Nil).

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at January 31, 2018 and 2017:

	2018	2017

Trade payables	$375,252	$897,474
Accrued payroll	13,521	641,044
Accrued expenses	199,580	176,436
Sales taxes payable	6,070	5,468
Customer deposits and unearned revenue	5,988	9,922
Other payables	-	31,023

	$600,411	$1,761,367

8.	Related Party Transactions and Balances

Related Party Balances

On October 4, 2017, the Company entered into a consignment agreement with Bendon to consign 155,624 units of finished goods inventory, in the value of $1,189,072, for the purpose of facilitating a sale of the consigned goods by the consignee, per note 4. The agreement is effective as of October 4th and will continue for a period of twelve months with the ability to extend the term for an additional twelve months upon mutual acceptance. Payment is due by the consignee to the Company based on units sold every 90 days commencing on January 31, 2018. The title to and property of the consigned goods shall remain with the Company until such time as they are sold to third parties. At January 31, 2018, included in accounts receivable is $441,453 owing from Bendon in relation to this agreement and included in inventory is $747,763 in consignment inventory held by Bendon in relation to this agreement.

At January 31, 2018, included in advances receivable is $540,733 (January 31, 2017: $Nil) including $306,201 owing from Bendon for expenses incurred by the Company on behalf of Bendon and $234,532 for fourth quarter operating loss reimbursements receivable per the Second Amendment to the Merger Agreement. The amount due from Bendon is unsecured, non-interest bearing and has no specific repayment terms. In February 2018, the Company received cash in the amount of $381,411 against this receivable.

At January 31, 2018, included in accounts payable and accrued liabilities is $Nil (2017: $129,186) owing to directors and officers of the Company for reimbursable expenses and unpaid fees. These amounts are unsecured, non-interest bearing with no specific terms of repayment.

Related Party Transactions

During the year ended January 31, 2018, included in general and administrative expenses is $287,971 (2017: $481,511) in respect of directors fees and investor relations fees, $2,132,371 (2017: $4,907,285) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $184,609 (2017: $231,176) in respect of marketing fees, of which $27,809 (2017: $33,520) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

8.	Related Party Transactions and Balances (Continued)

Effective June 10, 2014, the Company entered into an employment agreement with the Chief Executive Officer and director (the “CEO”) of the Company for a term of three years whereby the CEO was entitled to a base salary of $400,000 per year, provided the CEO would forgo the first twelve months of the base salary and only receive minimum wage during that period. At January 31, 2018 an amount of $nil (2017: $37,037) is included in deferred compensation relating to the amortization of the total base salary compensation due under this employment agreement, which is being amortized on a straight-line basis over the term of the employment agreement.

On March 13, 2017, the CEO surrendered accrued base salary compensation plus interest accrued to February 28, 2017 in the amount of $654,637, including base salary compensation payable of $638,724 plus accrued interest on such amounts of $15,913. On the same day, the Company granted to the CEO 1,200,000 options to purchase shares of the Company’s common stock at an exercise price of $2.14 per a period of four years from the date of issuance. The options were fair valued based on a Black-Scholes model upon the date of issuance. The excess of fair value of the options was expensed as stock-based compensation during the first quarter of fiscal 2018.

In connection with a Joint Factoring Agreement (Note 9), the CEO executed a guaranty (the “Guaranty”) to personally guarantee performance of the Obligations and also agreed to provide her own brokerage account as security for the Obligations (as defined in Note 9)). Accordingly, in connection with her brokerage account the CEO entered into a brokerage account pledge and security agreement (the “Pledge and Security Agreement”) and securities account control agreement (the “Account Control Agreement”) in favor of Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the Pledge and Security Agreement, the CEO agreed to pledge, sell, assign, grant a security interest in and transfer to Wells Fargo all of her rights, title and interest in and to her brokerage account. Effective June 28, 2017, the Company had repaid all advances received under the terms of the Joint Factoring Agreement and the Company entered into an Amendment to the Joint Factoring Agreement pursuant to which the personal guarantee of the CEO was terminated.

9.	Factoring Line of Credit

i)	Capital Business Credit

On June 11, 2015, the Company entered into a factoring agreement (the “CBC Factoring Agreement”) with Capital Business Credit LLC (“CBC”) whereby the Company could borrow the lesser of (i) $750,000 or (ii) the sum of up to 80% of trade receivables, 60% of finished goods inventory and 100% of any accepted side collateral, under the terms and conditions as outlined in the CBC Factoring Agreement. A director and officer of the Company provided side collateral of $500,000 to support a portion of the borrowings and guaranteed repayment of the Company’s indebtedness and performance of its obligations under the CBC Factoring Agreement. The facility was secured by a general security interest over all of the Company assets and interests. The term of the agreement was for a period of one year and would automatically renew for additional one-year terms, unless terminated at any time by CBC or by the Company prior to such renewal, with thirty days’ prior written notice. During the year ended January 31, 2017, the Company did not renew the CBC Factoring Agreement with CBC.

On June 14, 2016, the Company entered into a Joint Factoring Agreement (the “Joint Factoring Agreement”) with Wells Fargo. The Joint Factoring Agreement with Wells Fargo replaced the CBC Factoring Agreement, which was terminated effective on the same date.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

9.	Factoring Line of Credit (Continued)

ii)	Wells Fargo

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

Effective June 28, 2017, the Company had repaid all loans and advances received under the Joint Factoring Agreement. The Company and Wells Fargo entered into an Amendment to the Joint Factoring Agreement pursuant to which the Parties agreed to amend certain terms of the agreement as follows: (i) no further advances would be available under the Joint Factoring Agreement; (ii) Wells Fargo would not be entitled to the Minimum Commissions; (iii) the Company may terminate the Joint Factoring Agreement upon seven days’ written notice to Wells Fargo and Wells Fargo may terminate the Joint Factoring Agreement upon thirty days’ written notice to the Company; (iv) the Guaranty (Note 8) was terminated in its entirety.

Under the terms of the Joint Factoring Agreement, as amended, the Company bears the financial risk associated with the factored receivables. Consequently, the Company no longer accounts for invoices assigned to Wells Fargo for collections as a sale of financial assets.

Factor expenses and interest charged to operations during the year ended January 31, 2018 were $46,828 (2017: $41,304). At January 31, 2018, an amount of $106,339 was due from the factor to the Company for collection of accounts receivable under the terms of the Joint Factoring Agreement, as amended and was received in full subsequent to year end. At January 31, 2017, $302,776 was owed to the factor for advances made to the Company, net of repayments of such advances through the sale of factored receivables.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

10.	Promissory Notes Payable

	2018	2017
Unsecured promissory notes, accruing interest at a rate of 10% per annum maturing on the earlier of (i) May 7, 2017 or (ii) the date of closing of an equity financing (see (i))	$-	$253,000
Promissory notes, non-interest bearing, repayable upon the Company reporting net income from operations in a single month (see (ii))	3,450	3,450
	3,450	256,450
Less: current portion	(3,450)	(256,450)
	$-	$-

(i)	During the year ended January 31, 2017, the Company issued promissory notes in the aggregate principal amount of $253,000 in exchange for cash, including an amount of $153,000 to a director and officer of the Company. The promissory notes accrue interest at the rate of ten percent per annum and mature on the earlier to occur of (i) May 7, 2017 or (ii) the date of the closing date of an Equity Financing (as defined in the promissory note). In the event the Company fails to pay the principal amount plus accrued but unpaid interest on the maturity date and does not cure such failure to pay within ten business days, then the interest rate shall automatically increase to 13%. During the 2nd quarter fiscal 2018, the full principal balance of $253,000 plus accrued interest totaling $10,619 was paid in full.

(ii)	On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At January 31, 2017, an amount of $3,450 (CDN$3,750) (2016: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

11.	Stockholders’ Equity

Authorized

2,000,000 shares of blank check preferred stock, no par value.

18,000,000 shares of common stock, par value $0.001.

Year ended January 31, 2018

i)	On February 10, 2017, the Company entered into an At the Market Offering Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), as amended on March 30, 2017, pursuant to which the Company could sell from time to time, up to an aggregate of $5,500,000 of shares of the Company’s common stock (the “Shares”), through Maxim, as sales agent.

Under the terms of the Agreement, Maxim was entitled to a commission at a fixed rate of 3.5% of the gross sales price of Shares sold under the Agreement. The Company also reimbursed Maxim for certain expenses incurred in connection with the Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

Year ended January 31, 2018

During the year ended January 31, 2018 pursuant to and under the terms of the Agreement, as amended, the Company issued an aggregate of 2,189,052 shares of common stock for gross proceeds of $5,499,723, net proceeds of $5,307,233 after deducting commissions.

Year ended January 31, 2017

ii)	On January 12, 2017, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company of 1,879,811 shares of common stock in a registered direct offering (the “Offering”). The shares were sold at a price of $1.04 per share for gross proceeds of $1,955,003. Of the total, 288,462 shares were issued during the year ended January 31, 2017 and the remaining 1,592,175 shares were issued subsequently and are included in common stock to be issued at January 31, 2017.

iii)	On January 12, 2017, in connection with the Offering, the Company issued 202,520 shares pursuant to the conversion of convertible promissory notes owed to directors and an officer of the Company in the aggregate principal amount of $224,000, along with accrued and unpaid interest of $4,281.

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At January 31, 2018, 509,601 (2017: 759,601) options remain available for issuance under the 2014 Plan.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the period ended January 31, 2018 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at January 31, 2016	2,191,274	$5.12	$7.86
Expired	(93,875)	$5.19
Forfeited	(70,000)	$5.12
Granted	260,000	$2.21	$1.41

Outstanding at January 31, 2017	2,287,399	$4.78	$6.96
Expired	(15,000)	$10.00	9.37
Granted	1,200,000	$2.14	$0.89

Outstanding at January 31, 2018	3,472,399	$3.85	$4.85

Exercisable at January 31, 2018	3,316,167	$3.87

At January 31, 2018, the following stock options were outstanding, entitling the holder thereof to purchase common stock of the Company as follows:

Number		Exercise Price	Expiry Date	Number Vested
1,250		$10.00	February 1, 2018	1,250
3,750		$10.00	May 1, 2018	3,750
2,000		$10.00	April 1, 2019	2,000
25,000		$10.00	July 30, 2022	25,000
1,536,750		$5.12	June 6, 2024	1,536,750
25,000		$6.00	June 10, 2024	25,000
37,500		$4.48	February 3, 2025	25,000
37,500		$4.48	February 25, 2025	25,000
6,250		$4.80	July 6, 2025	6,250
337,399		$4.40	August 18, 2025	281,167
10,000		$2.50	February 2, 2026	10,000
100,000		$2.50	November 1, 2026	100,000
150,000		$2.00	November 1, 2026	75,000
1,200,000	*	$2.14	March 13, 2021	1,200,000

3,472,399				3,316,167

*These stock options were issued outside of the 2014 Plan.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At January 31, 2018, the aggregate intrinsic value of stock options outstanding is $Nil and exercisable is $Nil (2017: $Nil and $Nil, respectively).

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

Stock Based Compensation (Continued)

During the year ended January 31, 2018, the Company recognized $2,478,633 (2017: $5,452,931) of stock-based compensation expense in general and administrative expenses, relating to the issuance of stock options in exchange for services. An amount of approximately $202,411 in stock-based compensation expense is expected to be recognized over the remaining vesting term of these options to August 2018.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2018	2017
Expected term of stock option (years) (1)	8.75	9.71
Expected volatility (2)	75.60%	75.78%
Stock price at date of issuance	$1.43	$0.99
Risk-free interest rate	2.69%	2.29%
Dividend yields	0.00%	0.00%

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

Share Purchase Warrants

At January 31, 2018, the Company had 1,212,302 share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
3,750	$10.00	August 10, 2018
60,001	$6.00	April 4, 2019
555,968	$6.00	June 10, 2019
155,052	$3.00	June 10, 2019
168,883	$6.00	July 8, 2019
29,343	$3.00	July 8, 2019
24,625	$8.00	October 23, 2019
137,180	$4.80	December 23, 2020
15,000	$4.80	July 6, 2022
62,500	$5.11	September 1, 2022

1,212,302

The Company recognized stock-based compensation expense of $41,159 during the year ended January 31, 2018 (2017: recovery stock-based compensation expense of $104,284) in connection with warrants granted.

On December 7, 2017, the Company paid $50,000 in cash to re-purchase 365,688 warrants and 36,569 anti-dilution warrants held by the other party.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

11.	Stockholders’ Equity (Continued)

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 31, 2016	1,645,198	$5.27
Expired	(18,188)	4.00

Outstanding at January 31, 2017	1,627,010	$5.29
Repurchased	(402,257)	4.80
Expired	(12,451)	10.00
Outstanding at January 31, 2018	1,212,302	$5.40

12.	Income Taxes

The reconciliation of income tax provision computed at statutory rates to reported income tax provision is as follows:

January 31,	2018	2017
	34%	34%
Loss for the year	$(5,789,805)	$(10,798,503)

Expected income tax recovery	(1,968,000)	(3,671,000)
Non-deductible other expenses	(107,000)	101,000
Non-deductible accretion and financing fees	-	5,000
Effect of reduction in statutory rate	5,667,000	-
True up to prior years’ tax provision	138,000	12,000
Change in valuation allowance	(3,730,000)	3,553,000

Total income tax expense	$-	$-

Significant components of the Company’s net deferred tax assets at January 31, 2018 and 2017:

January 31,	2018	2017

Temporary differences relating to:
Net operating loss carry forwards	$5,355,200	$7,469,700
Equipment and intangible assets	22,000	30,700
Unpaid expenses	2,900	218,000
Inventory provision	56,600	-
Stock based compensation	3,731,500	5,184,700
	9,168,200	12,903,100
Valuation allowance	(9,168,200)	(12,903,100)

Net deferred taxes	$-	$-

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

12.	Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting. The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets. Since the Company has had cumulative net operating losses since inception, the ability to use forecasted future earnings is diminished. As a result, the Company concluded a full valuation allowance against the net deferred tax asset was appropriate. At January 31, 2018 and 2017 the total change in valuation allowance for items affecting the current year was $(3,730,000) and $3,553,000, respectively.

At January 31, 2018, the Company had accumulated net operating losses in Canada totaling approximately $5,066,000 (2017: $5,066,000), which may be available to reduce taxable income in Canada in future taxation years. At January 31, 2018, the Company had accumulated net operating losses in the United States totaling approximately $25,499,000 (2017: $22,201,000), which may be available to reduce taxable income in the United States in future taxation years. Unless previously utilized, these net operating losses will begin to expire in 2025.

Section 382 of the Internal Revenue Code (“Section 382”) impose substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined in Section 382. As a result of equity transactions during the year ended January 31, 2016, management believes the utilization of net operating losses may be subject to this limitation. If an ownership change is deemed to have occurred as a result of these equity ownership changes or offerings, the Company has estimated that the net operating losses would be limited to approximately $16,654,000 (2017: $13,356,000).

The Company files income tax returns in the United States and Canada. All of the Company’s tax returns are subject to tax examinations until the respective statute of limitations expires. The Company currently has no tax years under examination. The Company’s tax filings for the fiscal years 2012 to 2018 remain open to examination.

Based on management’s assessment of ASC Topic 740 Income Taxes, the Company does not have an accrual for uncertain tax positions as of January 31, 2018 and 2017. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

12.	Income Taxes (Continued)

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at January 31, 2018 to $9,168,200. There was an offsetting reduction in the deferred tax assets reserve of $3,734,900. The Company did not need to recognize any provisional tax expense for the year ended January 31, 2018.

The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post – 1986 undistributed foreign subsidiary earnings and profits (“E&P”) as well as Global Intangible Low-Taxed Income (“GILTI”) and Base-Erosion Anti-Abuse provisions. The Company had no adjustments related to these latter noted provisions at January 31, 2018.

13.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the year ended January 31, 2018, the Company had concentrations of sales with three customers equal to 28.6% of the Company’s net sales (2017: sales with two customers equal to 26% of the Company’s net sales). As at January 31, 2018, the accounts receivable balance for these customers was $85,792 (2017: $Nil).

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

On November 29, 2017, the Company signed a termination agreement to settle the above agreement. The Company agreed to pay $200,000 cash which includes a one-time royalty payment of $150,000 and $50,000 to re-purchase 365,688 warrants and 36,569 anti-dilution warrants held by the other party. On December 7, 2017, the Company paid $200,000 to settle the terms of this agreement. Upon settlement, the Company recorded a gain on the extinguishment of debt totaling $83,333 for the difference between the net carrying value of the liability of $233,333 and the consideration paid of $150,000 for outstanding royalties.

ii)	Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the agreement. The Company has negotiated a hold on the monthly cash retainer, effective March 1, 2016 and continuing indefinitely.

Naked Brand Group Inc. Notes to Consolidated Financial Statements January 31, 2018 (Expressed in US Dollars)

15.	Subsequent Events

On March 12, 2018, the Vice President of Finance announced his resignation effective as of March 23, 2018, per the 8K filed with the SEC on March 16, 2018.

On March 26, 2018, the Company appointed a Chief Financial Officer and Principal Accounting Officer provided pursuant to an engagement letter (the “Agreement”), dated March 11, 2018. In addition to the provision of services to act as temporary Chief Financial Officer and principal accounting officer of the Company, the Agreement provides among other things, assistance to the Company with (i) preparing its regulatory disclosures and filings, including its annual, quarterly and periodic reports filed with the Securities and Exchange Commission, (ii) preparing the Company’s financial statements and records and (iii) coordinating the Company’s annual audits with the Company’s outside audit firm.

As consideration for the provision of the services described in the Agreement, excluding the services provided as the Company’s temporary Chief Financial Officer principal accounting officer, the Company has agreed to pay on a monthly retainer basis of CDN $10,000 a month. As consideration for the provision of the services as temporary Chief Financial Officer and principal accounting officer, the Company agreed to pay CDN $5,000 per month.

The term of the Agreement commenced on March 26, 2018 and will continue until February 28, 2019, provided that services as the Company’s temporary Chief Financial Officer and principal accounting officer will terminate upon completion of the Company’s previously disclosed anticipated business combination with Bendon Limited and Bendon Group Holdings Limited. Either party may terminate the Agreement immediately for failure of the other party to meet its obligations thereunder.

On March 26, 2018, the Company and appointed temporary Chief Financial Officer and Principal Accounting Officer (the “CFO”) Officer entered into an Indemnification Agreement (the “Indemnification Agreement”) pursuant to which, among other things, the Company is required, subject to certain exceptions and satisfaction of the applicable standard of conduct (where applicable) as set forth in the Indemnification Agreement, to indemnify the CFO to the fullest extent permitted by Nevada law against any and all Losses (as defined in the Indemnification Agreement) if the CFO was or is or becomes a party to or participant in, or is threatened to be made a party to or participant in, any Claim (as defined in the Indemnification Agreement) by reason of or arising in part out of any Indemnifiable Event (as defined in the Indemnification Agreement). In addition, subject to certain exceptions and repayment conditions, the CFO shall have the right to advancement by the Company of all indemnifiable expenses actually and reasonably paid or incurred by the CFO in connection with any such Claim.

