Form 10-Q
period 2018-04-30
NAKED BRAND GROUP INC.
filed 2018-06-14
CIK 1383097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

(646) 653-7710

(Registrant’s telephone number, including area code)

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

As of June 14, 2018, there were 10,342,191 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our product line; our business plan; the enforceability of our intellectual property rights; projections of market prices and costs; supply and demand for our products; future capital expenditures; relationships with retailers, wholesalers and other business partners; express or implied regarding future financial performance, the effects of Naked’s and Bendon’s business models, the effects of the of the proposed business combination, the transactions contemplated thereby or any other actions to be taken in connection therewith; Naked’s continued listing on the NASDAQ Capital Market until closing of the proposed business combination; Holdco’s anticipated listing on the NASDAQ Capital Market in connection with the closing of the proposed business combination; and the completion of the proposed Business Combination. Naked, Bendon and/or Holdco may not actually achieve the plans, carry out the intentions or meet the expectations disclosed in the forward-looking statements and you should not place undue reliance on these forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, risks and uncertainties associated the ability to consummate the proposed business combination through the process being conducted by Naked, Holdco and Bendon, the ability of Naked, Holdco and Bendon to consummate the transaction contemplated by the Merger Agreement, the risk that one or more of the conditions to closing contained in the Merger Agreement may not be satisfied, including, without limitation, the lack of a public market for ordinary shares of Holdco and the possibility that a market for such shares may not develop, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the availability of sufficient resources of the combined company to meet its business objectives and operational requirements, the ability to realize the expected synergies or savings from the proposed business combination in the amounts or in the timeframe anticipated, the risk that competing offers or acquisition proposals will be made, the ability to integrate Naked’s and Bendon’s businesses in a timely and cost-efficient manner, the inherent uncertainty associated with financial projections, and the potential impact of the announcement or closing of the proposed business combination on customer, supplier, employee and other relationships. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new product lines; retention of skilled personnel; continuation of current tax and regulatory regimes; current exchange rates and interest rates; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” as disclosed in our Annual Report on Form 10-K filed with the SEC on May 1, 2018 and elsewhere in this Form 10-Q and those described from time to time in our future reports filed with the SEC.

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

5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Naked Brand Group Inc.

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended April 30, 2018

Naked Brand Group Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in United States Dollars)

	April 30, 2018	January 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$1,724,028	$1,414,871
Accounts receivable, net of allowance for doubtful accounts of $4,664 (January 31, 2018: $4,664)	275,065	198,982
Accounts receivable, related party	754,050	441,453
Due from factor	50,433	106,339
Inventory, net of allowances of $238,120 (January 31, 2018: $269,742)	1,224,582	1,584,434
Advances receivable, related party	740,502	540,733
Prepaid expenses and deposits	127,828	198,545
Total current assets	4,896,488	4,485,357

Intangible assets, net	80,875	80,875

TOTAL ASSETS	$4,977,363	$4,566,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trades payable and accrued liabilities	$1,023,498	$600,411
Contract liablities	4,000	-
Promissory notes payable	3,450	3,450
Total current liabilities	1,030,948	603,861

TOTAL LIABILITIES	1,030,948	603,861

STOCKHOLDERS' EQUITY
Common stock
Authorized
2,000,000 shares of blank check preferred stock, no par value
18,000,000 shares of common stock, par value $0.001 per share
Issued and outstanding
10,342,191 shares of common stock (January 31, 2018: 10,342,191)	10,342	10,342
Common stock to be issued	14,141	14,141
Accumulated paid-in capital	67,009,810	66,913,521
Accumulated deficit	(63,081,633)	(62,969,388)
Accumulated other comprehensive loss	(6,245)	(6,245)

Total stockholders' equity	3,946,415	3,962,371

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,977,363	$4,566,232

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Operations
(Expressed in United States Dollars)
Unaudited

for the three months ended April 30,	2018	2017

Net sales	$826,984	$455,160

Cost of sales	581,089	354,141

Gross profit	245,895	101,019

Operating expenses
General and administrative expenses	733,265	3,262,663
Foreign exchange	506	763

Total operating expenses	733,771	3,263,426

Operating loss	(487,876)	(3,162,407)

Other expense (income)
Interest expense	4,761	25,414
Accretion of debt discounts and finance charges	14	231
Other income	(390,104)	-

Total other expense (income)	(385,329)	25,645

Net loss	$(102,547)	$(3,188,052)

Net loss per share
Basic and Diluted	$(0.01)	$(0.35)

Weighted average shares outstanding
Basic and Diluted	10,342,191	9,240,272

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)

				Common		Accumulated
			Accumulated	stock		Other	Total
	Common Stock		Paid-in	to be	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	issued	Deficit	Loss	Equity
Balance, February 1, 2017	6,560,964	$6,561	$56,829,778	$1,670,003	$(57,179,583)	$(6,245)	$1,320,514
Shares issued in a public offering	1,592,175	1,592	1,654,270	(1,655,862)	-	-	-
Shares issued in an at-the-market offering	2,189,052	2,189	5,497,534	-	-	-	5,499,723
less; commission	-	-	(192,490)	-	-	-	(192,490)
Conversion of accrued salary compensation	-	-	654,637	-	-	-	654,637
Warrants repurchased	-	-	(50,000)	-	-	-	(50,000)
Stock based compensation	-	-	2,519,792	-	-	-	2,519,792
Net loss for the period	-	-	-	-	(5,789,805)	-	(5,789,805)
Balance, January 31, 2018	10,342,191	$10,342	$66,913,521	$14,141	$(62,969,388)	$(6,245)	$3,962,371
Cumulative impact of adopting new accounting standard	-	-	-	-	(9,698)	-	(9,698)
Stock based compensation	-	-	96,289	-	-	-	96,289
Net loss for the period	-	-	-	-	(102,547)	-	(102,547)
Balance, April 30, 2018	10,342,191	$10,342	$67,009,810	$14,141	$(63,081,633)	$(6,245)	$3,946,415

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

for the three months ended April 30,	2018	2017

Cash flows from operating activities
Net loss	$(102,547)	$(3,188,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for obsolete inventory	(31,621)	-
Provision for inventory return asset	(2,583)	-
Provision for returns	(4,300)	-
Provision for e-commerce loyalty points	333	-
Stock based compensation	96,289	1,683,129
Changes in operating assets and liabilities:
Accounts receivable	(18,311)	-
Accounts receivable - related party	(312,597)	-
Due from factor	55,906	-
Advances receivable - related party	(43)	(143,613)
Prepaid expenses and deposits	70,717	271,504
Inventory	403,125	(142,560)
Trade payables and accrued liabilities	354,515	(413,215)
Interest payable	-	6,184
Deferred compensation	-	(33,333)

Net cash provided by (used in) operating activities	508,883	(1,959,956)

Cash flows from investing activities
Related party advances receivable	(199,726)	-

Net cash used in investing activities	(199,726)	-

Cash flows from financing activities
Proceeds from share issuances, net	-	5,307,233
Repayments under factoring arrangements	-	(231,366)

Net cash provided by financing activities	-	5,075,867

Net increase (decrease) in cash	309,157	3,115,911

Cash at beginning of the period	1,414,871	879,014

Cash at end of the period	$1,724,028	$3,994,925

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Naked Brand Group Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

Supplemental Cash Flow Information

for the three months ended April 30,	2018	2017

Cash paid during the period for:
Interest	$-	$-
Income Taxes	-	-

Non-cash financing activities:
Extinguishment of accrued salary with equity	$-	$654,637

Schedule 1 to the Statements of Cash Flows

Profit and loss items not involving cash consists of: Stock based compensation	$96,289	$1,638,129

	$96,289	$1,638,129

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

1.	Nature of Business

Naked Brand Group Inc. (the “Company”) is a manufacturer and seller of direct and wholesale men’s and women’s undergarments and intimate apparel within North America to consumers and retailers through its wholly owned subsidiary, Naked Inc. The Company currently operates out of New York, New York, United States of America.

On May 25, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bendon Limited, a New Zealand limited company (“Bendon”), Bendon Group Holdings Limited, an Australia limited company (“Holdco”), Naked Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and, solely for the purposes of Sections 2.28 and 5.18(b) of the Merger Agreement, Bendon Investments Ltd., a New Zealand company and the owner of a majority of the outstanding shares of Bendon (the “Principal Shareholder”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”) with Naked as the surviving corporation.

On July 26, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement. The Amendment provides that, among other things, the date on which Holdco will use best efforts to file the registration statement on Form F-4 in connection with the Merger has been extended to August 25, 2017, and Bendon has agreed to pay certain public company operating expenses of the Company not to exceed $130,000 per month for the months of September and October 2017.

On November 7, 2017, the Company and Bendon announced that Holdco confidentially submitted its response to comments from the SEC regarding the confidentially filed draft registration statement on Form F-4 related to the Merger.

On February 21, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Merger Agreement. The Second Amendment provides that, among other things;

•	The holders of the Company’s Common Stock shall receive a number of Holdco Ordinary Shares so that upon the Closing, such holders will hold approximately 9.0% of the outstanding Holdco Ordinary Shares on a fully diluted basis, subject to certain adjustments set forth in the Merger Agreement.

•	Modifications to (i) the Per Share Stock Consideration, (ii) the adjustment provisions relating to Naked Closing Net Assets and Bendon Closing Net Debt, (iii) provisions relating to the conversion and assumption by Holdco of Naked Derivative Securities and (iv) the weighted average conversion price of Bendon Convertible Notes below which the Principal Shareholder is required to surrender Holdco Ordinary Shares in certain events, all which modifications resulted from certain capital structure changes at Holdco necessary for Holdco to satisfy initial listing requirements of the Nasdaq Capital Market.

•	Bendon shall pay to the Company, on a monthly basis until the Closing, an amount equal to the Company’s net operating loss for each such month (or portion thereof).

•	The Company is permitted to solicit alternative transactions if the Closing is not competed before the Outside Date or if Bendon fails to make the payments described above.

•	The extension of the Outside Date to April 28, 2018, subject to certain events that may extend such date to a date no later than May 7, 2018. In the event the Merger is not consummated before the Outside Date, either party may terminate the Merger Agreement subject to the satisfaction of certain conditions.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

1.	Nature of Business – Continued

•	The Company would be required to issue 2,500,000 shares of its common stock in the event Bendon terminates the Merger Agreement if the Merger fails to occur on or before the Outside Date and such failure resulted from a material breach by the Company of its obligations under the Merger Agreement. Previously, the Merger Agreement provided that such shares would be issuable if the Merger was not consummated primarily as a result of actions or omissions by the Company. Also, the Amendment modified the Merger Agreement to eliminate the delisting of the Naked Common Stock from Nasdaq as an event that would trigger the issuance of such shares.

On March 19, 2018, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Merger Agreement. The Third Amendment makes certain technical corrections, clarifications, and other changes to the Merger Agreement, including the following:

•	Clarifying that each issued and outstanding share of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time (other than shares to be cancelled pursuant to Section 1.5(d) of the Merger Agreement) shall automatically be converted into the right to receive 0.2 Holdco Ordinary Shares;

•	Clarifying that the total number of shares constituting the Merger Consideration for the Company’s Common Stock shall not be less than 9.0% of the total number of Holdco Ordinary Shares issued and outstanding immediately following the Closing (and not on a fully diluted basis), subject to adjustment of the Bendon Target Share Number;

•	Adding a provision specifying that, so long as the Company does not incur any expenditures that in the aggregate exceed any line item in the Budget by more than 10% unless such excess is approved by the Budget Committee, the Net Assets Shortfall Amount or Net Assets Excess Amount, as applicable, shall be deemed to be less than $150,000 and no adjustment shall be made to the Bendon Target Share Number in respect thereof;

•	Correcting certain representations and covenants of Bendon, Holdco and Merger Sub in light of certain capital structure changes at Holdco necessary for Holdco to satisfy initial listing requirements of the Nasdaq Capital Market; and

•	Defining the term “Measurement Period” to mean the date on which the Securities and Exchange Commission informs Holdco that it has no further comments on the Registration Statement.

On April 23, 2018, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Merger Agreement. The Fourth Amendment amended the Merger Agreement to reflect, among other things, the following:

•	The adjustment of the number of Holdco Ordinary Shares issuable to the shareholders of Bendon in the Reorganization will be calculated based upon the Company’s Net Assets and Bendon’s Net Debt as of the Closing instead of as of the date on which the Securities and Exchange Commission informs Holdco that it has no further comments on the Registration Statement. In addition, the Company will deliver the Estimated the Company Net Assets Statement and Bendon will deliver the Estimated Bendon Net Debt Statement at least five Business Days prior to the Closing Date. The adjustment of the number of Holdco Ordinary Shares issuable to the shareholders of Bendon in the Reorganization will be subject to a post-Closing true-up based on the Company’s actual Net Assets and Bendon’s actual Net Debt each as of the Closing Date.

•	Upon the consummation of the Reorganization, 22,680,527 Holdco Ordinary Shares will be outstanding, subject to adjustment as provided in the Reorganization Agreement in accordance with the Merger Agreement.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

1.	Nature of Business – Continued

•	The total number of shares constituting the Merger Consideration for the Company’s Common Stock shall not be less than 8.35% (instead of 9.0%) of the total number of Holdco Ordinary Shares issued and outstanding immediately following the Closing, subject to adjustment of the Bendon Target Share Number.

•	Changes in the Company’s Net Asset Amount from $5,400,000 to $3,500,000 (subject to adjustment as per the definition of Net Asset Amount) and in Bendon’s Net Debt Amount from $2,100,000 to $(8,500,000).

•	The extension of the Outside Date to June 1, 2018, subject to certain events that may extend such date to a date no later than June 11, 2018 and the extension of the date by which Bendon may deliver an Outside Date Breach Notice to May 22, 2018.

Immediately prior to the consummation of the Merger, Bendon and Holdco will consummate a reorganization (the “Reorganization”), pursuant to which all of the shareholders of Bendon will exchange all the outstanding ordinary shares of Bendon (the “Bendon Ordinary Shares”) for 146,311,063 ordinary shares of Holdco (“Holdco Ordinary Shares”), subject to certain potential adjustments pursuant to the Merger Agreement. As a result of the Reorganization and Merger, Bendon and the Company, respectively, will become wholly owned subsidiaries of Holdco and the shareholders of Bendon and the stockholders of the Company, respectively, will become the shareholders of Holdco.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the accuracy of the other party’s representations and warranties; (ii) performance in all material respects by the other party of its obligations under the Merger Agreement; (iii) the listing of Holdco Ordinary Shares on the Nasdaq Capital Market or the New York Stock Exchange (“NYSE”), subject to official notice of issuance; (iv) the declaration of effectiveness by the SEC of the registration statement on Form F-4 filed by Holdco in connection with the transactions (the “Registration Statement”); (v) the Company stockholder’s approving the Merger Agreement and the transactions contemplated thereby at a meeting called for such purposes (the “Stockholder Meeting”); and (vi) other conditions as further described in the Merger Agreement.

The Merger Agreement also contains specified termination rights, including the right to terminate the Merger Agreement (i) by mutual agreement of the parties to terminate; (ii) by either party if (1) the Merger has not been consummated by June 1, 2018 (the “Outside Date”), except if the primary reason the Merger has not been consummated is because of the continued review of the Registration Statement by the SEC or the Holdco Ordinary Shares have not been approved for listing on the Nasdaq Capital Market or the NYSE, in which case the Outside Date shall be fifteen (15) days after the later of the completion of the Special Meeting and approval of all regulatory bodies and Nasdaq or the NYSE, (2) any law or order permanently prohibits consummation of the Merger, or (3) the Company stockholder approval is not obtained by the Outside Date; (iii) by either party if the other party has breached or failed to perform in any material respect any of its representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions); and (iv) by the Company if (1) Bendon substantially changes its business as conducted as of the date of the Merger Agreement, or (2) the Company accepts a Superior Proposal (as defined in the Merger Agreement).

On June 1, 2018, the Stockholder Meeting was postponed to June 11, 2018. In connection with the postponement, each of Bendon and the Company has waived, effective through June 20, 2018, any right to terminate the Merger Agreement as a result of the Transactions not having been consummated by the Outside Date of June 1, 2018.

On June 11, 2018, the Merger Agreement was approved by the stockholders of the Company at the Stockholder Meeting. Holdco, which is not currently a public company, has applied for listing on the Nasdaq Capital Market to be effective at the time of the completion of the Transactions. Completion of the Transactions remains subject to certain conditions, including the approval of Holdco’s application for the listing of its shares on the Nasdaq Capital Market and other customary closing conditions.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
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

As of April 30, 2018, the Company had not yet achieved profitable operations, had incurred a net loss of $102,547 and had an accumulated deficit of $63,081,633; and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. Per the Merger Agreement, Bendon is required to fund all operating losses until the closing of the Merger. Due to this agreement with Bendon, we believe we have sufficient working capital to implement our proposed business plan over the next 12 months. To remain a going concern, in the event the Merger is not completed, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or debt. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading and the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation of statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

The interim condensed consolidated balance sheet at January 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the most recent audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended January 31, 2018.

Segment Reporting

The Company used several factors in identifying and analyzing reportable segments, including the basis of organization, such as differences in products and services, and geographical areas. The Company’s chief operating decision makers review financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financial performance. The Company has determined that as of April 30, 2018, there is only a single reportable operating segment.

The Company operates in one industry, the manufacture and the direct and wholesale sale of undergarments.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

At April 30, 2018 and January 31, 2018, the net book value of substantially all long-lived assets were located in the United States.

Income (Loss) per share

Net loss per share was determined as follows:

	Three months ended April 30,
	2018	2017
Numerator
Net loss	$(102,547)	$(3,188,052)
Denominator
Weighted average common stock outstanding	10,342,191	9,240,272

Basic and diluted net loss per share	$(0.01)	$(0.35)

Anti-dilutive securities not included in diluted loss per share:
Warrants and options outstanding	4,683,451	5,114,409
	4,683,451	5,114,409

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on February 1, 2018 using the modified retrospective method resulting in a cumulative-effective benefit to retained earnings upon adoption of $9,698 relating to new refund and contract liabilities adopted under the new guidance. Under this approach, the Company did not restate the prior financial statements presented. The provisions under this ASU were applied to all contracts at the date of initial adoption.

In order to comply with the guidance, beginning on February 1, 2018, the Company changed its revenue recognition policy and estimates outlined below;

Revenue Recognition Policy

Sales are recorded when persuasive evidence of a contract exists, performance obligation(s) under contract have been completed, and indicators of the transfer of control have been deemed satisfied under ASC 2014-09. This occurs when the title and risks and rewards of ownership have passed to the customer, the assets are in physical possession and/or have been accepted by the customer and the obligation to pay is present. For sales related to our corporate e-commerce website, two performance obligations exist; (i) delivery of goods; and (ii) exclusive loyalty points program, if applicable. For sales to all other channels, only a single performance obligation exists (i) delivery of goods. We elect to consider shipping and handling activities as a fulfillment activity and to record the costs of fulfillment as a cost of sale.

All sales are accounted for utilizing the expected transaction price which is adjusted for variable considerations including customary business practices such as rights of return, co-op advertising, and department store markdowns.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

Net sales associated with sales channels for the three months ending April 30, 2018 and 2017 were as follows:

	Three months ended April 30,
Sales Channel	2018	2017
Department stores	296,995	115,564
E-commerce (wearnaked.com)	75,948	80,483
Third party e-commerce	71,427	71,660
Retail/specialty stores	356,499	93,769
Off-price stores	25,737	91,543
Other	378	2,140
Total net sales	$826,984	$455,160

Contract Liabilities

Contract liability consists of payments received in advance of revenue recognition for loyalty points earned by exclusive members of our e-commerce website for our e-commerce loyalty points program and is included in contract liabilities on the Company's consolidated balance sheet. As of April 30, 2018, and January 31, 2018, contract liability was $4,000 and $3,667, respectively. For the three months ended April 30, 2018, the Company recognized $480 of revenue that was previously included in contract liability as of January 31, 2018.

Accounting Estimates

We make certain estimates and adjustments to revenue to account for our contracts with customers. We estimate an allowance and reduction of revenue for customers with contracts which allow them variable sales price adjustments through the period to allow for markdowns at retail, advertising, and other allowances. The allowance for price adjustment is based on contractual terms and a review of actual deductions which is adjusted each reporting period. An allowance of $57,772 has been estimated at April 30, 2018 (January 31, 2018: $58,145).

We offer varying levels of right of returns to customers. To account for the right of return, an estimate is made at the end of the period to account for expected returns. The estimate is based on historical return rates of 3.2%. A return allowance of $10,800 has been estimated at April 30, 2018 (January 31, 2018: $15,100) and a return asset of $6,486 has been estimated at April 30, 2018 (January 31, 2018: $9,069). These estimates are adjusted to actual in the corresponding periods.

We offer loyalty points to exclusive members of our e-commerce website. To account for the estimated contract liability, an estimate is made at the end of the period to determine the expected number of points redemptions. The estimate is based on historical redemptions of 5.6% of total outstanding points. The Company recorded a net reduction to revenue of $333 for loyalty points earned during the quarter ended April 30, 2018, (April 30, 2017: $Nil). A contract liability of $4,000 has been estimated at April 30, 2018 (January 31, 2018: $3,667).

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements

The company also estimates the date of receipt of goods to customers utilizing a five (5) day delivery window, which includes two (2) days of lead time and three (3) day shipping time rather than following tracking information and delivery notices. This estimate is based on historical processing and delivery times and is reviewed on an annual basis. A sales cutoff allowance of $8,754 has been estimated at April 30, 2018 (January 31, 2018: $9,687).

On the Company’s consolidated balance sheet, reserves for returns, allowances, discounts, and markdowns is included in trade payables and accrued liabilities, rather than accounts receivable, net and the value of inventory associated with reserves for sales returns is included in inventory, net. The Company’s reserve for the e-commerce loyalty points program is included in contract liabilities. Additionally, on the Company’s consolidated statement of operations, costs associated with the e-commerce loyalty points program performance obligation are deducted from net sales to reflect the allocation of transaction price. Had the Company not adopted the provisions under ASU 2014-09, its consolidated balance sheet as of April 30, 2018 and its consolidated statement of operations and consolidated statement of cash flows for the three months ended April 30, 2018 would have been presented as follows:

	April 30, 2018 (as presented)	ASC 606 Adjustments	April 30, 2018 (As Adjusted)
ASSETS
Current assets
Cash	$1,724,028	$-	$1,724,028
Accounts receivable, net of allowance for doubtful accounts of $4,664 (January 31, 2018: $4,664)	275,065	(57,772)	217,293
Accounts receivable, related party	754,050	-	754,050
Due from factor	50,433	-	50,433
Inventory, net of allowances of $238,120 (January 31, 2018: $269,742)	1,224,582	(6,486)	1,218,096
Advances receivable, related party	740,502	-	740,502
Prepaid expenses and deposits	127,828	-	127,828
Total current assets	4,896,488	(64,258)	4,832,230
Intangible assets, net	80,875	-	80,875
TOTAL ASSETS	$4,977,363	$(64,258)	$4,913,105
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables and accrued liabilities	$1,023,498	$(68,572)	$954,926
Contract liabilities	4,000	(4,000)	-
Promissory notes payable	3,450		3,450
Total current liabilities	1,030,948	(72,572)	958,376
TOTAL LIABILITIES	1,030,948	(72,572)	958,376
STOCKHOLDERS' EQUITY
Total stockholders' equity	3,946,415	8,314	3,954,729
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,977,363	$(64,258)	$4,913,105

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements

	April 30, 2018 (as presented)	ASC 606 Adjustments	April 30, 2018 (As Adjusted)
Net sales	$826,984	$(3,967)	$823,017
Cost of sales	581,089	2,583	583,672
Gross profit	245,895	(6,550)	239,345
Operating expenses
General and administrative expenses	733,265	-	733,265
Foreign exchange	506	-	506
Total operating expenses	733,771	-	733,771
Operating loss	(487,876)	-	(494,426)
Other expense (income)
Interest expense	4,761	-	4,761
Accretion of debt discounts and finance charges	14	-	14
Other income	(390,104)	(6,550)	(396,654)
Total other expense (income)	(385,329)	-	(391,879)
Net loss	$(102,547)	-	$(102,547)

	April 30, 2018 (as presented)	ASC 606 Adjustments	April 30, 2018 (As Adjusted)
Cash flows from operating activities
Net loss	$(102,547)	-	$(102,547)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for obsolete inventory	(31,621)	-	(31,621)
Provision for inventory return asset	(2,583)	2,583	-
Provision for returns	(4,300)	4,300	-
Provision for e-commerce loyalty points	333	(333)	-
Stock based compensation	96,289	-	96,289
Changes in operating assets and liabilities:
Accounts receivable	(18,311)	-	(18,311)
Accounts receivable - related party	(312,597)	(6,550)	(319,147)
Due from factor	55,906	-	55,906
Advances receivable - related party	(43)	-	(43)
Prepaid expenses and deposits	70,717	-	70,717
Inventory	403,125	-	403,125
Trade payables and accrued liabilities	354,515	-	354,515
Net cash provided by operating activities	508,883	-	508,883
Cash flows from investing activities
Related party advances receivable	(199,726)	-	(199,726)
Net cash used in investing activities	(199,726)	-	(199,726)
Net increase (decrease) in cash, cash equivalents and restricted cash	309,157		309,157
Cash at beginning of the period	1,414,871	-	1,414,871
Cash at end of the period	$1,724,028	-	$1,724,028

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

3.	Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard became effective for the Company on February 1, 2018. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Early adoption is permitted. This amendment became effective for the Company on February 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 modified the Company's current disclosures and reclassifications within the consolidated statement of cash flows but did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This guidance became effective for the Company on a prospective basis beginning February 1, 2018. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

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

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

4.	Inventory

Inventory of the Company consisted of the following at April 30, 2018 and January 31, 2018:

	April 30, 2018	January 31, 2018
Finished goods	$1,026,817	$1,106,413
Inventory consigned to related party (1)	435,885	747,763
	1,462,703	1,854,176
Less: allowance for obsolete inventory	(238,120)	(269,742)
Total inventory	$1,224,582	$1,584,434

(1)	See note 7 for details regarding inventory on consignment to a related party

Balances at April 30, 2018 and January 31, 2018 are recorded at historical cost, less amounts for potential declines in value. At April 30, 2018, management has recorded an allowance for obsolescence of $238,120 (January 31, 2018: $269,742) to reduce inventory to its estimated net realizable value.

5.	Intangible Assets

Intangible assets of the Company consisted of the following at April 30, 2018 and January 31, 2018:

	April 30, 2018	January 31, 2018	Useful life (Years)
Trade Names/Trademarks	$80,875	$80,875	Indefinite
Website	49,512	49,512	2
	130,387	130,387
Less: accumulated amortization	(49,512)	(49,512)
	$80,875	$80,875

The Company did not record any amortization expense during the three months ended April 30, 2018 and 2017.

6.	Trades Payable and Accrued Liabilities

Trades payable and accrued liabilities consisted of the following at April 30, 2018 and January 31, 2018:

	April 30, 2018	January 31, 2018

Trade payables	$632,072	$375,252
Accrued vacations payable	15,375	13,521
Accrued expenses	295,946	199,580
Sales taxes payable	6,288	6,070
Customer deposits and unearned revenue	5,245	5,988
Return and markdown allowances	68,572	-

	$1,023,498	$600,411

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

7.	Related Party Transactions and Balances

Related Party Balances

On October 4, 2017, the Company entered into a consignment agreement with Bendon to consign 155,624 units of finished goods inventory, in the value of $1,189,072, for the purpose of facilitating a sale of the consigned goods by the consignee, per note 4. The agreement is effective as of October 4, 2017 and will continue for a period of twelve months with the ability to extend the term for an additional twelve months upon mutual acceptance. Payment is due by the consignee to the Company based on units sold every 90 days commencing on January 31, 2018. The title to and property of the consigned goods shall remain with the Company until such time as they are sold to third parties. At April 30, 2018, included in accounts receivable is $754,050 (January 31, 2018: $441,453) owing from Bendon in relation to this agreement and included in inventory is $435,885 (January 31, 2018: $747,763) in consignment inventory held by Bendon in relation to this agreement.

At April 30, 2018, included in advances receivable is $740,502 (January 31, 2018: $540,733), including $505,927 owing from Bendon for expenses incurred by the Company on behalf of Bendon and $234,575 for first quarter operating loss reimbursements receivable per the Second Amendment to the Merger Agreement. The amount due from Bendon is unsecured, non-interest bearing and has no specific repayment terms. In May 2018, the Company received cash of the amount of $264,945 against this receivable.

At April 30, 2018, there were $Nil (January 31, 2018: $Nil) of accounts payable and accrued liabilities owing to directors and officers of the Company for reimbursable expenses.

Related Party Transactions

During the three months ended April 30, 2018, included in general and administrative expenses is $49,003 (2017: $38,969), in respect of marketing fees, of which $11,503 (2017: $169) was related to third party pass through costs, paid to a firm of which a direct family member of a director and officer of the Company is a principal.

8.	Factoring Line of Credit

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

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

8.	Factoring Line of Credit (continued)

The Company accounted for invoices sold to the Wells Fargo under the Joint Factoring Agreement as a sale of financial assets.

Effective June 28, 2017, the Company and Wells Fargo entered into an Amendment to the Joint Factoring Agreement pursuant to which the Parties agreed to amend certain terms of the agreement as follows: (i) no further advances would be available under the Joint Factoring Agreement; (ii) Wells Fargo would not be entitled to the Minimum Commissions; (iii) the Company may terminate the Joint Factoring Agreement upon seven days’ written notice to Wells Fargo and Wells Fargo may terminate the Joint Factoring Agreement upon thirty days’ written notice to the Company; (iv) the Guaranty was terminated in its entirety.

Under the terms of the Joint Factoring Agreement, as amended, the Company bears the financial risk associated with the factored receivables. Consequently, the Company no longer accounts for invoices assigned to Wells Fargo for collections as a sale of financial assets.

Factor expenses and interest charged to operations during the three months ended April 30, 2018 were $5,005 (2017: $17,709). At April 30, 2018, an amount of $50,433 was due from the factor to the Company for collection of accounts receivable under the terms of the Joint Factoring Agreement, as amended, and was received in full subsequent to quarter end. At January 31, 2018, an amount of $106,339 was due from the factor to the Company for collection of accounts receivable under the terms of the Joint Factoring Agreement, as amended and was received in full subsequent to year end.

9.	Promissory Notes Payable

	April 30, 2018	January 31, 2018
Promissory notes, non-interest bearing, repayable upon the Company reporting net income from operations in a single month (see (i))	3,450	3,450
	3,450	3,450
Less: current portion	(3,450)	(3,450)
	$-	$-

(i)	On November 7, 2013, the Company issued a promissory note in the principal amount of CDN$28,750. The Company received $24,467 (CDN$25,000) in respect of this note, after an original issue discount (“OID”) of 15%, or $3,670 (CDN$3,750). The principal amount, net of the OID, matured and was repaid during the year ended January 31, 2015. At April 30, 2018, an amount of $3,450 (CDN$3,750) (2016: $3,450 (CDN$3,750)) is outstanding relating to the OID, which is repayable upon the Company reporting net income from operations in any single month.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

10.	Stockholders’ Equity

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

Stock Options

2014 Stock Option Plan

On June 6, 2014, the Company’s board of directors approved a 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for the grant of stock options, restricted shares, restricted share units and performance stock and units to directors, officers, employees, and consultants of the Company. Stockholder approval of the plan was obtained on August 21, 2014.

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

The 2014 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the 2014 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2014 Plan. At April 30, 2018, 509,601 options remained available for issuance under the 2014 Plan (January 31, 2018: 509,601 options).

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

10.	Stockholders’ Equity (continued)

Stock Based Compensation

A summary of the status of the Company’s outstanding stock options for the periods ended April 30, 2018 and January 31, 2018 is presented below:

	Number	Weighted Average	Weighted Average Grant Date
	of Options	Exercise Price	Fair Value
Outstanding at January 31, 2017	2,287,399	$4.78	$6.96
Granted	1,200,000	$2.14	$0.89
Expired	(15,000)	$10.00	$9.37
Outstanding at January 31, 2018	3,472,399	$3.85	$4.85
Expired	(1,250)	$10.00	$8.87
Outstanding at April 30, 2018	3,471,149	$3.84	$4.85
Exercisable at April 30, 2018	3,358,661	$3.88

At April 30, 2018, the following stock options were outstanding, entitling the holder thereof to purchase shares of common stock of the Company as follows:

Number		Exercise Price	Expiry Date	Number Vested
3,750		10.00	May 1, 2018	3,750
2,000		10.00	April 1, 2019	2,000
25,000		10.00	July 30, 2022	25,000
1,536,750		5.12	June 6, 2024	1,536,750
25,000		6.00	June 10, 2024	25,000
37,500		5.12	February 3, 2025	37,500
37,500		4.48	February 25, 2025	37,500
6,250		4.80	July 6, 2025	6,250
337,399		4.40	August 18, 2026	299,911
10,000		2.50	February 25, 2026	10,000
100,000		2.50	November 1, 2026	100,000
150,000		2.00	November 1, 2026	75,000
1,200,000	*	2.14	March 13, 2021	1,200,000
3,471,149				3,358,661

*These stock options were issued outside of the 2014 Plan.

The aggregate intrinsic value of stock options outstanding is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. At April 30, 2018, the aggregate intrinsic value of stock options outstanding was $Nil and exercisable was $Nil (January 31, 2018: $Nil and $Nil, respectively).

During the three months ended April 30, 2018, the Company recognized $97,716 (2017: $1,224,826) of stock based compensation expense relating to the issuance of stock options in exchange for services. An amount of $120,798 in stock based compensation expense is expected to be recognized over the remaining vesting term of these options to August 2018.

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

10.	Stockholders’ Equity (Continued)

Stock Based Compensation (continued)

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2018	2017
Expected term of stock option (years) (1)	-	2.00
Expected volatility (2)	-	76.10%
Stock price at date of issuance	-	$2.14
Risk-free interest rate	-	1.40%
Dividend yields	-	0.00%

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

At April 30, 2018, the Company had 1,212,302 share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
3,750	$10.00	August 10, 2018
60,001	$6.00	April 4, 2019
555,968	$6.00	June 10, 2019
155,052	$3.00	June 10, 2019
168,883	$6.00	July 8, 2019
29,343	$3.00	July 8, 2019
24,625	$8.00	October 23, 2019
137,180	$4.80	December 23, 2020
15,000	$4.80	July 6, 2022
62,500	$5.11	September 1, 2022
1,212,302

The Company recognized a stock-based compensation recovery of $1,427 during the three months ended April 30, 2018 (2017: $41,348) in connection with warrants granted.

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 31, 2017	1,627,010	$5.29
Repurchased	(402,257)	$4.80
Expired	(12,451)	$10.00
Outstanding at January 31, 2018	1,212,302	$5.40
Expired	-	$-
Outstanding at April 30, 2018	1,212,302	$5.40

Naked Brand Group Inc.
Notes to the Interim Condensed Consolidated Financial Statements
April 30, 2018
(Expressed in United States Dollars)
(Unaudited)

11.	Customer Concentrations

The Company has concentrations in the volumes of business transacted with particular customers. The loss of these customers could have a material adverse effect on the Company’s business.

For the three months ended April 30, 2018, the Company had concentrations of sales with four customers equal to 34.6% of the Company’s net sales, respectively (2017: sales with two customers equal to 20.4%). As at April 30, 2018, the accounts receivable balances for these customers was $222,616 (January 31, 2018: $85,792).

12.	Commitments

Pursuant to a Strategic Consulting and Collaboration Agreement, the Company is committed to pay a monthly cash retainer ranging from $10,000 to $20,000 over the three-year term of the agreement. The Company has negotiated a hold on the monthly cash retainer, effective March 1, 2016 and continuing indefinitely.

13.	Subsequent Events

In May 2018, the Company entered into an Addendum (the “Addendum”) to an investor and public relations Consulting Agreement (the “Consulting Agreement”) dated January 4, 2017. Pursuant to the Addendum, the Company has committed to pay a monthly cash retainer of $10,000 for investor and public relations services related to the pending Merger Agreement with Bendon. Additionally, the Addendum considers a $40,000 retainer paid by the Company in the fourth quarter of fiscal 2017 as payment in full and final satisfaction of sums accrued pursuant to the Consulting Agreement through May 14, 2018. As of May 15, 2018, the Company recorded a $240,474 gain on the settlement of the outstanding balance.

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

On June 1, 2018, the Stockholder Meeting was postponed to June 11, 2018. In connection with the postponement, each of Bendon and Naked waived, effective through June 20, 2018, any right to terminate the Merger Agreement as a result of the Transactions not having been consummated by the Outside Date of June 1, 2018.

On June 11, 2018, the Merger Agreement was approved by the stockholders of Naked at the Stockholder Meeting. Holdco, which is not currently a public company, has applied for listing on the Nasdaq Capital Market to be effective at the time of the completion of the Merger. Completion of the Merger remains subject to certain conditions, including the approval of Holdco’s application for the listing of its shares on the Nasdaq Capital Market and other customary closing conditions.

Following the Merger, all Naked common stock will be de-listed from the Nasdaq Capital Market and de-registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Financial Highlights

Our net sales in the first quarter ended April 30, 2018 were $826,984, compared to $455,160 during the quarter ended April 30, 2017, an increase of 81.7% over the comparable period. Increases in sales to department stores and specialty store accounts were partially offset by a decrease in sales to off-price accounts and our e-commerce store.

During the fiscal quarter ended April 30, 2018, sales to department stores were approximately $297,000, or 35.9% of total net sales, as compared to $115,600 or 25.4% during the quarter ended April 30, 2017. The reason for the increase in department store sales is as a result of (i) increased sales to Dillards and Nordstrom Dropship, and (ii) sales to Burlington which did not occur during the same period in 2017. This was partially offset by no sales incurred to Saks Fifth Avenue during the first quarter of fiscal 2019.

Net sales through our ecommerce store (www.wearnaked.com) were approximately $76,000 for the fiscal quarter ended April 30, 2018 compared to $80,300 during the fiscal quarter ended April 30, 2017, a decrease of 5.6%. Sales through our ecommerce store accounted for approximately 9.2% of total net sales in fiscal 2019 as compared to 17.6% of total net sales in fiscal 2018. The decrease in ecommerce sales as a percentage of total net sales is attributable to proportionately larger increases in sales to other channels in the first quarter of fiscal 2019 compared to the first quarter fiscal 2018.

Net sales through third party ecommerce sites decreased to approximately $71,400 for the first quarter ended April 30, 2018, compared to $71,700 in the first quarter ended April 30, 2017, a decrease of 0.3%. Sales through these channels accounted for approximately 8.6% of total net sales in the first quarter of fiscal 2019 as compared to 15.8% of total net sales in the first quarter of fiscal 2018. This decrease is attributable to proportionately larger increases in sales to other channels in the first quarter of fiscal 2019 compared to the first quarter fiscal 2018.

Sales to retail and specialty store accounts constituted approximately $356,500, or 43.0% of total net sales for the fiscal quarter ended April 30, 2018, as compared to $93,800, or 20.6% of total net sales for the fiscal quarter ended April 30, 2017. Total sales to retail and specialty store sales increased by approximately 279.2% over the comparative year, largely due to $312,597 in sales recorded for the first quarter relating to the consignment agreement with Bendon, dated October 4, 2017.

During the three-month period ended April 30, 2018, we sold approximately $25,700 in out of season and overstock inventory through off price sales channels, compared to $91,500 in the three-month period ended April 30, 2017. Sales to these customers accounted for approximately 3.1% of total net sales in the current quarter, as compared to 20.1% of total net sales in the comparative quarter in fiscal 2017. The high percentage of sales to off price channels in the comparative period was driven by attempts to lower overall aging inventory levels during the fiscal year. Sales to off price channels have since decreased due to the consignment agreement with Bendon beginning in the fourth quarter of fiscal 2018 and we expect the decrease in sales through off price channels to continue.

During the three-month period ended April 30, 2018, men’s products constituted 35.4% of total sales and women’s products constituted 64.6% of total sales. Going forward, we expect the majority of our growth to be driven by our women’s collections, as we anticipate that our women’s products will become more widely distributed. In addition, the women’s market is substantially larger than the men’s market. However, we also expect to continue to see stable growth in our men’s products through our sales and marketing initiatives.

During first quarter of fiscal 2019, our gross margin was 29.7%, compared to 22.2% in the comparative period in fiscal 2018. The increase in gross margins was due to a decrease in inventory allowance recorded in the current period related to a trend of increased sales and a decrease in the level of inventory held on hand, and increased sales from our women’s products, which generate higher margins. However, this is largely offset by sales recorded per the consignment agreement with Bendon, described above, in which we receive the proceeds of sales through Bendon at unit costs.

Our products are sold in North America; however, we believe our products appeal to men and women worldwide. We continue to explore international distribution relationships for our Naked products. On October 4, 2017, the Company entered into a consignment agreement with Bendon to consign 155,624 units of finished goods inventory for the purpose of facilitating a sale of the consigned goods by the consignee, per note 7 of the accompanying financial statements. This inventory is being sold through Bendon retailers internationally.

In the future, we intend to expand the Naked brand on our own and through licensing partnerships into other apparel and product categories.

THREE MONTHS ENDED APRIL 30, 2018

Results of Operations

Net Sales

Our net sales in the quarter ended April 30, 2018 were $826,984, compared to $455,160 during the first quarter of fiscal 2018, an increase of 81.7% over the comparable period. Net sales increased primarily as a result of increases in net sales to specialty and retail accounts including $312,597 in net sales to Bendon. We also saw increased net sales to department store accounts, as a result of increased sales presence to Dillards of approximately $83,600 and Nordstrom Dropship of approximately $38,400 over the comparable period in fiscal 2017 and the addition of $65,900 in sales to Burlington which did not occur during the same period in fiscal 2017.

Gross Margins

Our gross margin for the quarter ended April 30, 2018 was 29.7%, compared to 22.2% in the comparative period ended April 30, 2017. The increase in gross margins was due to a decrease in inventory allowance recorded in the current period related to a trend of increased sales for the period and a decrease in the level of inventory held on hand, and increased sales from our women’s products, which generate higher margins. During the three-month period ended April 30, 2018, men’s products constituted 35.4% of total sales and women’s products constituted 64.6% of total sales.

In addition, in the first quarter fiscal 2019, our net margins were reduced as a result of the consignment agreement with Bendon to record sales at cost. As a result, our gross margins were reduced from 47.8% in the first quarter of fiscal 2019 to a realized gross margin of 29.7%.

Operating Expenses

	Three months ended April 30,		Change
General and administrative	2018	2017	$	%
Bad debts	765	-	765	-
Bank charges and interest	24,733	15,124	9,609	63.5
Consulting	29,578	239,360	(209,782)	(87.6)
Depreciation	-	-	-	-
Directors fees(1)	16,193	138,660	(122,467)	(88.3)
Insurance	3,342	35,604	(32,262)	(90.6)
Investor relations	5,688	108,125	(102,437)	(94.7)
Marketing	157,132	251,911	(94,779)	(37.6)
Occupancy and rent	-	54,000	(54,000)	(100.0)
Office and misc	26,575	30,717	(4,142)	(13.5)
Product development	51,705	46,729	4,976	10.6
Professional fees	32,182	367,139	(334,957)	(91.2)
Salaries and benefits(2)	352,504	1,895,153	(1,542,649)	(81.4)
Transfer agent and filing fees	1,165	20,222	(19,057)	(94.2)
Travel	5,175	21,240	(16,065)	(75.6)
Warehouse management	26,528	38,679	(12,151)	(31.4)
Total	733,265	3,262,663	(2,529,398)	(77.5)

(1)	Included in director compensation is an amount of $16,193 (2017: $113,660) for non-cash stock option compensation and stock compensation charges.
(2)	Included in salaries and benefits is an amount of $76,668 (2017: $1,491,468 for non-cash stock option compensation charges.)

General and administrative expenses decreased during the quarter ended April 30, 2018 to $733,265, compared to $3,262,663 in the comparative quarter ended April 30, 2017, a decrease of 77.5%. The decrease in general and administrative expenses is mostly attributable to a decrease across all general and administrative expenses offset partially by an increase in bank changes and interest as further explained below.

Of the total general and administrative expenses, $96,289 was related to non-cash stock option and warrant compensation charges in the first quarter of fiscal 2019, as compared to $1,683,129 for the first quarter of fiscal 2018. These amounts are included in salaries and benefits, director fees, investor relations, product development and consulting components of general and administrative expenses above. The fair value of non-cash stock option compensation is calculated using the Black Scholes option pricing model and is charged to operating expenses over the vesting term of the related option awards. Stock based compensation charges decreased significantly during the current quarter, as compared to the quarter ended April 30, 2017, as a result of the completion of vesting of the majority of stock options issued to a new core management team and directors in June 2014 as part of certain incentive based compensation packages.

Salaries and benefits decreased during the current period compared to the same period in fiscal 2018 as a result of employee departures that occurred and as a result of a 94.9% decrease in stock-based compensation recorded to salaries due to the completion of vesting of options during the second fiscal quarter of fiscal 2018.

Directors’ fees decreased during the current period compared to the same period in fiscal 2018 as a result of an 85.8% decrease in stock-based compensation recorded for the completion of vesting of options during the second quarter of fiscal 2018.

Consulting fees decreased during the current period compared to the same period in fiscal 2018 as a result of a 93.2% decrease in stock-based compensation recorded for the completion of vesting of options during the second quarter of fiscal 2018.

Rent expense decreased during the current period compared to the same period in fiscal 2018 as a result of moving into the Bendon offices, effective August 2017, and incurring no rent expense per the Merger Agreement with Bendon.

Marketing fees decreased during the current period compared to the same period in fiscal 2018 primarily due to expenses incurred in fiscal 2018 for merchandising consulting, photoshoots, and promotional material in connection with the launch of new collections; as well as expenses associated with the collaboration and endorsement agreement with Dwyane Wade, including advanced royalty charges, photoshoots, and promotional materials.

Travel fees decreased during the current period compared to the same period in fiscal 2018 due to a decrease in discretionary spending and financing related travel due to the proposed transaction with Bendon.

Professional fees, investor relations, filing fees, and consulting all decreased as a result of the reimbursement of certain public company expenses related to the proposed transaction with Bendon per the Merger Agreement beginning in the third quarter of fiscal 2018.

The increase in bank charges and interest expense during the current period is due primarily to an increase in merchant fees incurred for payment processing, specifically related to the addition of Amazon FBA sales.

Other income and expenses

We incurred interest expenses during the current quarter of $4,761 as compared to $25,414 in the comparable quarter of fiscal 2018. Interest expenses were incurred in connection with the factoring of accounts receivable in the comparative period of fiscal 2018. The decrease in interest expenses is attributable to the change in the factoring agreement with Wells Fargo, dated June 28, 2017, reducing the monthly factoring fees incurred.

Financing and accretion charges were $14 for the quarter ended April 30, 2018 compared to $231 for the quarter ended April 30, 2017. Financing and accretion charges have decreased as a result of the repayment of all non-operating liabilities.

We recorded other income of $390,104 for the quarter ended April 30, 2018 compared to $nil for the quarter ended April 30, 2017, for first quarter operating loss reimbursements receivable per the Second Amendment to the Merger Agreement.

Net loss and comprehensive loss

Our net loss the quarter ended April 30, 2018 was $(102,547), or $(0.01) per share, as compared to a net loss of $(3,188,052), or $(0.35) per share, for the quarter ended April 30, 2017. The decrease in net loss in the current period is primarily due to the increase in net sales and decrease in general and administrative expenses compared to the first quarter fiscal 2018.

The decrease in net loss per share is primarily due to the increased number of weighted average shares outstanding compared to the comparative period, as a result of the public offering of common stock in the first quarter of fiscal 2018 as well as due to other income of $385,329 in the first quarter 2019, compared to other expenses of $25,645 in the first quarter of fiscal 2018, as discussed above.

Liquidity and FINANCIAL CONDITION

Liquidity

Our cash requirements have been principally to fund working capital needs, the development of new product lines and the procurement of inventory to support our growth.

As of April 30, 2018, the Company had cash totaling $1,724,028 and working capital of $3,865,540. The Company believes it has cash resources to fund its operations through the fourth quarter of fiscal 2019.

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

Subsequent to April 30, 2018, we received $264,945 in proceeds from Bendon in connection with reimbursements and operating losses for March 2018.

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

Working Capital (Consolidated)	April 30, 2018 (unaudited)	January 31, 2018
Current Assets	$4,896,488	$4,485,357
Current Liabilities	$1,030,498	$603,861
Working Capital	$3,865,540	$3,881,496

The decrease in working capital is primarily attributable to an increase in current liabilities for the current period related to reclass of vendor funded markdowns from contra accounts receivable to payables and increases payables due to professional fees incurred relating to the pending Merger. This is largely offset by proceeds received from Bendon for operating loss reimbursements per the Second Amendment to the Merger Agreement.

Cash Flows
	Three months ended April 30,
	2018	2017
Cash flows provided by (used in) Operating Activities	$508,883	$(1,959,956)
Cash flows used in Investing Activities	(199,726)	-
Cash flows provided by (used in) Financing Activities	-	5,075,867
Net change in cash during period	$309,157	$3,115,911

Operating Activities

Cash flows provided by our operating activities was $508,883 for the three months ended April 30, 2018, compared to $1,959,956 used in the three months ended April 30, 2017. The cash provided by operations during the period was largely due to operating loss funding received during the current period from Bendon, an increase to accounts payable balances and a reduction in inventory purchases. This was partially offset by an increase of $312,597 in related party accounts receivable from Bendon.

The cash used in operations during the first quarter of fiscal 2018 was largely the result of a net loss for the period, offset by non-cash charges of $1,683,129 related to share based compensation charges.

Investing Activities

Investing activities used cash of $199,726 during the three months ended April 30, 2018, compared to $Nil during the first quarter of fiscal 2018. Investing activities in first quarter 2019 consist of amounts receivable from Bendon related to the Merger Agreement.

Financing Activities

Cash used in financing activities during the three months ended April 30, 2018 was $Nil. Cash used in financing activities during the three months ended April 30, 2017 was $5,075,867 which included net proceeds of $5,307,233 received in connection with the issuance of shares in connection with the ATM offering. This was partially offset by repayments of $231,366 under a factoring arrangement.

Commitments and capital expenditures

We do not anticipate that we will expend any significant amount on capital expenditures like equipment over the next twelve months or enter into any other material commitments.

Disclosure of Outstanding Share Data

As of June 14, 2018, there were 10,342,191 shares of our common stock issued and outstanding. In addition, at June 14, 2018, the total dilutive securities outstanding, including options and warrants was 4,683,451.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended January 31, 2018 as filed with the SEC on May 1, 2018 except for those described in Recently Adopted Accounting Pronouncements, see Note 3, Basis of Presentation, of the Notes to the Interim Condensed Consolidated Financial Statements of this Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2018. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as provided below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended January 31, 2018.

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

Date: June 14, 2018	NAKED BRAND GROUP INC.

	By:	/s/Juliana Daley
Juliana Daley, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 26, 2017, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on July 27, 2017)

2.2	Amendment No. 2 to Agreement and Plan of Reorganization, dated February 21, 2018, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on February 21, 2018)

2.3	Amendment No. 3 to Agreement and Plan of Reorganization, dated March 19, 2018, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on March 20, 2018)

2.4	Amendment No. 4 to Agreement and Plan of Reorganization, dated April 23, 2018, by and among Naked Brand Group Inc., Bendon Limited, Bendon Group Holdings Limited, Naked Merger Sub Inc and Bendon Investments Ltd. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on April 23, 2018)

4.1	Form of 10% Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, as filed with the SEC on November 9, 2016).

10.1	Agreement and Plan of Reorganization dated May 25, 2017 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K, as filed with the SEC on May 25, 2017).

10.2	Letter of Intent, dated December 9, 2016 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K, as filed with the SEC on January 18, 2017)

10.3	Amended Letter of Intent, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on February 10, 2017)

10.4	Amendment No. 2 to Letter of Intent, dated March 9, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on March 10, 2017)

10.5	Amendment No. 3 to Letter of Intent, dated April 10, 2017 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, as filed with the SEC on April 11, 2017)

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

